Form 10-K
period 2003-09-30
INCARA PHARMACEUTICALS CORP
filed 2003-12-17
CIK 1261734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-50481

INCARA PHARMACEUTICALS CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	56-1953785
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Incara, Inc.

(Former name of registrant)

P.O. Box 14287

79 T.W. Alexander Drive

4401 Research Commons, Suite 200

Research Triangle Park, North Carolina

27709

(Address of principal executive offices)

Company’s telephone number, including area code: 919-558-8688

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant based upon the average of the bid and asked price on the OTC Bulletin Board as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $418,000 as of such date. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons might be deemed to be affiliates. This determination of affiliate status might not be conclusive for other purposes.

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 30, 2003, the Registrant had outstanding 47,340,602 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated herein by reference into Part III.

INCARA PHARMACEUTICALS CORPORATION

ANNUAL REPORT ON FORM 10-K

PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that relate to future events or our future financial performance. You can identify forward-looking statements by terminology such as “may,” “might,” “will,” “could,” “should,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. Our actual results might differ materially from any forward-looking statement due to various risks, uncertainties and contingencies, including:

•	the need for additional funds;

•	our dependence on a limited number of therapeutic compounds;

•	the early stage of the products we are developing;

•	uncertainties relating to clinical trials and regulatory reviews;

•	competition and dependence on collaborative partners;

•	our ability to obtain adequate patent protection and to enforce these rights;

•	our ability to avoid infringement of the patent rights of others; and

•	the other factors and risks described under the section captioned “Business – Risks Associated with Our Business”.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Item 1. Business.

BUSINESS

Recent Reorganization

On November 20, 2003, Incara Pharmaceuticals stockholders approved the reorganization and merger of Incara Pharmaceuticals with and into Incara, Inc., pursuant to which Incara Pharmaceuticals stockholders became stockholders of Incara, Inc., which was a wholly owned subsidiary of Incara Pharmaceuticals immediately prior to the merger. The reorganization was completed on November 20, 2003 and Incara, Inc. has changed its name to Incara Pharmaceuticals Corporation. The term “we” and “our” in this Form 10-K refers to the combined entity before and after the reorganization. The reorganization resulted in the conversion of a $3,000,000 convertible note payable owed to Goodnow Capital, LLC into 30,601,444 shares of common stock and the conversion of 12,015 shares of Series C redeemable convertible exchangeable preferred stock owned by affiliates of Elan Corporation, plc into 2,255,332 shares of common stock. As a result of the reorganization, Goodnow and Elan owned 64.6% and 7.5% of our outstanding common stock, respectively, as of November 30, 2003.

General

Incara Pharmaceuticals is developing new classes of disease modifying antioxidant small molecules, initially targeting neurodegenerative disorders. Oxygen-derived free radicals are important contributors to the pathogenesis of many diseases. Our compounds have demonstrated efficacy in tissue culture and animal preclinical models of amyotrophic lateral sclerosis, or ALS, which is also known as Lou Gehrig’s disease, stroke and spinal cord injury. In addition, the role of oxygen-derived free radicals in other neurodegenerative diseases such as Alzheimer’s disease and Parkinson’s disease has been widely studied and documented. We have also demonstrated efficacy for our catalytic antioxidants in preclinical models of cancer, respiratory diseases and diabetes.

Our website address is www.incara.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

Oxygen Stress and Disease

Oxygen plays a pivotal role in supporting life by enabling energy stored in food to be converted to energy that living organisms can use. The ability of oxygen to participate in key metabolic processes derives from its highly reactive nature. This reactivity is necessary for life, but also generates different forms of oxygen that can react harmfully with living organisms. In the body, a small proportion of the oxygen we consume is converted to superoxide, a free radical species that gives rise to hydrogen peroxide, hydroxyl radical, peroxynitrite and various other oxidants.

Oxygen-derived free radicals can damage DNA, proteins and lipids resulting in inflammation and both acute and delayed cell death. (Figure 1.) The body protects itself from the harmful effects of free radicals and other oxidants through multiple antioxidant enzyme systems such as superoxide dismutases, or SOD. These natural antioxidants convert the reactive molecules into compounds suitable for normal metabolism. When too many free radicals are produced for the body’s normal defenses to convert, “oxidative stress” occurs with a cumulative result of reduced cellular function and, ultimately, disease.

Figure 1. Interrelationship of superoxide and other cellular oxidants leading to damage to cellular constituents resulting in dysfunction or cell death.

Free radical biology is one of the most widely studied areas in modern science; over 50,000 papers on the subject have been published in the past 30 years. Increasingly, data point to oxygen-derived free radicals as a primary cause of a large variety of diseases, including neurological disorders such as ALS, Parkinson’s disease, Alzheimer’s disease and stroke and in non-neurological disorders such as cancer radiation therapy damage, chronic bronchitis and asthma.

Antioxidants as Therapeutics

Because of the role that oxygen-derived free radicals play in disease, scientists are actively exploring the possible role of antioxidants as a treatment for related diseases. Pre-clinical and clinical studies involving treatment with the body’s natural antioxidant enzyme, superoxide dismutase, or SOD, or more recently, studies involving over-expression of SOD in transgenic animals, have shown promise of therapeutic benefit in a broad range of disease therapy. Increased SOD function improves outcome in animal models of conditions including stroke, ischemia-reperfusion injury to various organs, harmful effects of radiation and chemotherapy for the treatment of cancer, and in neurological and pulmonary diseases. Clinical studies with bovine SOD, under the brand Orgotein, or recombinant human SOD in several conditions including arthritis and protection from limiting side effects of cancer radiation or chemotherapy treatment have also shown promise of benefit. The major limitations of enzymatic SOD as a therapeutic are those found with many proteins, most importantly limited cell penetration and allergic reactions; the latter resulted in withdrawal of Orgotein from the market in all but Spain.

Catalytic Antioxidants vs. Antioxidant Scavengers

From a functional perspective, antioxidant therapeutics can be divided into two broad categories, scavengers and catalysts. Antioxidant scavengers are compounds where one antioxidant molecule combines with one reactive oxygen molecule and both are consumed in the reaction. There is a one-to-one ratio of the antioxidant and the reactive molecule. With catalytic antioxidants, in contrast, the antioxidant molecule can repeatedly inactivate reactive oxygen molecules, thus a many-to-one ratio exists between the reactive oxygen molecules and the antioxidant.

Vitamin derivatives that are antioxidants are scavengers. The SOD enzymes produced by the body are catalytic antioxidants. Catalytic antioxidants are typically much more potent than antioxidant scavengers.

Use of antioxidant scavengers, such as thiols or vitamin derivatives, has shown promise of benefit in pre-clinical and clinical studies. Ethyol, a thiol-containing antioxidant, is approved for reducing radiation and chemotherapy toxicity during cancer treatment, and clinical studies have suggested benefit of other antioxidants in kidney and neurodegenerative diseases. However, large sustained doses of the compounds are required as each antioxidant scavenger molecule is consumed by its reaction with the free radical. Toxicities and the inefficiency of scavengers have limited the utility of antioxidant scavengers to very specific circumstances.

Incara’s Catalytic Antioxidant Program

The findings of research on natural antioxidant enzymes and antioxidant scavengers support the concept of antioxidants as a broad new class of pharmaceuticals if the noted limitations could be overcome. We established our research and development program to exploit the therapeutic potential of small molecule catalytic antioxidants. We have succeeded in our initial research objectives and are preparing to extend our preclinical accomplishments into clinical trials.

Our catalytic antioxidant program is designed to:

•	Create and develop a stable small molecule antioxidants without the limitations of SOD so that they

•	have broader antioxidant activity,

•	have better tissue penetration,

•	have a longer life in the body, and

•	are not proteins, which are more difficult and expensive to manufacture.

•	Retain the catalytic mechanism and high antioxidant efficiency of the natural enzymes.

We have created a class of small molecules that consume free radicals catalytically; that is they are not themselves consumed in the reaction. The most advanced compounds from this effort have shown efficacy in a variety of animal models, including ALS, stroke, radiation injury, pulmonary diseases, and diabetes, and are now ready to proceed to an investigational new drug, or IND, application status.

This class of compounds, created and developed over the past seven years, is a patent protected group of manganoporphyrins that retain the positive benefits of antioxidant enzymes, are active in animal models of disease and, unlike the body’s own enzymes, have properties that make them suitable drug development candidates.

We established our catalytic antioxidant program with the acquisition of a majority interest in Aeolus Pharmaceuticals, Inc. in July 1995. In March 2000, we acquired the remaining minority interest in Aeolus, which is now our wholly owned subsidiary. The scientific founders of Aeolus, James D. Crapo, M.D., and Irwin Fridovich, Ph.D., in collaboration with colleagues at Duke University, the National Jewish Medical and Research Center and Incara, are working to develop small molecules as therapeutics that act in the same manner as naturally occurring antioxidant enzymes.

Catalytic Antioxidants in Neurodegenerative Diseases

The body protects itself from the harmful effects of oxygen-derived free radicals through multiple antioxidant enzyme systems. When too many free radicals are produced for the body’s normal defenses to detoxify, “oxidative stress” occurs. It has been experimentally demonstrated in tissue culture and animal models that oxygen stress plays a critical role in neuronal cell death, and oxidative stress is apparent in both acute and chronic neurodegenerative diseases, including ALS, stroke and Parkinson’s disease.

The body’s natural antioxidants have demonstrated some efficacy in models of neurodegeneration, however delivery and stability issues have reduced enthusiasm to clinically develop these molecules. Our program is designed to create stable small molecule antioxidants without the limitations of the body’s natural antioxidants.

Catalytic Antioxidants in ALS

Amylotrophic lateral sclerosis, or ALS, the most common motor neuron disease, results from progressive degeneration of both upper and lower motor neurons. The incidence is 1-2 per 100,000 people. ALS occurs twice as often in men as women, with typical onset between 50 and 70 years of age. ALS is progressive and approximately 80% of ALS patients die within five years of diagnosis, with only 10% living more than 10 years. The average life expectancy is three years after diagnosis, with death from respiratory and /or bulbar muscle failure. The International Alliance of ALS/MND Associations reports there are over 350,000 patients with

ALS/MND worldwide and 120,000 cases diagnosed each year. In the United States, there are approximately 30,000 patients with ALS with 5,000 new patients diagnosed each year.

Sporadic (i.e., of unknown origin) ALS is the most common form, accounting for 80-90% of cases. The cause of sporadic ALS is unclear. Familial ALS comprises the remainder of cases and 10-20% of these patients have a mutated SOD1 gene. More than 90 point mutations have been identified, all of which appear to associate with ALS, and result in motor neuron disease in corresponding transgenic mice. SOD mutations have been observed in both familial and sporadic ALS patients, although the nature of the dysfunction produced by the SOD1 mutations remains unclear. The clinical and pathological manifestations of familial ALS and sporadic ALS are indistinguishable suggesting common pathways in both types of disease.

The study of ALS has changed in recent years with the development of transgenic mice that express the mutant human SOD1, facilitating the search for new ALS treatments. These mice exhibit a motor neuron disease that presents initially as hind limb weakness, at about 100-120 days of age, and progresses to respiratory failure within 10-15 days of symptom onset. To date, a large majority of reported studies in this model initiated treatment substantially prior to symptom onset, e.g. at 30-60 days of age. Extension of survival from such studies must be carefully examined, and includes both a delay in symptom onset, and in some cases an extension of survival after symptom onset. The stated goal of these studies is to examine the biology of ALS development, and the clinical relevance of this “pre-treatment” model must be considered carefully.

John P. Crow, Ph.D., and his colleagues at the University of Alabama at Birmingham have tested Incara’s lead compound AEOL 10150 in an animal model of ALS. The experiments conducted by Crow (now at the University of Arkansas College of Medicine) were designed to be clinically relevant by beginning treatment only after the onset of symptoms in the animals is observed.

Twenty-four confirmed transgenic mice were alternately assigned to control, or AEOL 10150-treatment on the day of symptom onset, which was defined as a noticeable hind-limb weakness. Treatment began on the day of symptom onset. The initial dose of AEOL 10150 was 5 mg/kg, with continued treatment at a dose of 2.5 mg/kg once a day until death or near death.

Table 1. Effect of AEOL 10150 on survival of G93A transgenic mice.

Treatment	Age at Symptom onset mean days + SD (range)	Survival Interval mean days + SD (range)	P-value Log-rank (v. control)	P-value Wilcoxon (v. control)
Control	104.8 + 1.43 (100-112)	12.8 + 0.79 (9-16)

AEOL 10150	106.1 + 1.5 (100-115)	32.2 + 2.73 (15-46)	< 0.0001	0.0002

Table 1 and Figure 2 show that AEOL 10150 treatment resulted in a greater than 2.5 times mean survival interval, compared to control. AEOL 10150-teated mice were observed to remain mildly disabled until a day or two before death. In contrast, control mice experienced increased disability daily.

Figure 2.

Dr. Crow has repeated the experiment, which has now been conducted four times with similar results, including most recently using the same route of administration we plan to use in our clinical trials.

In November 2003, the U.S. Food and Drug Administration, or the FDA, granted orphan drug designation for our ALS drug candidate. Orphan drug designation qualifies a product for possible funding to support clinical trials, study design assistance from the FDA during development and for financial incentives, including seven years of marketing exclusivity upon FDA approval.

Stroke

An estimated 600,000 people in the United States annually suffer strokes. In the United States, strokes kill approximately 158,000 people annually and have left more than 1,000,000 people disabled to some extent, according to the American Heart Association. The estimated direct cost of stroke is over $28 billion annually, much of which is attributable to the high expense of rehabilitating and caring for victims.

Stroke is an injury to the brain caused by the blockage of blood flow. The reestablishment of blood flow after blockage can cause further damage, which is called reperfusion injury. Many scientists believe that the damage from stroke and reperfusion injury is caused, at least in part, by free radicals. In animal models of stroke, in which the middle cerebral artery of a rat or mouse is blocked for 60 to 90 minutes and then unblocked, AEOL 10113 and AEOL 10150 significantly reduced damaged brain tissue, even when introduced as late as 7.5 hours after the start of the stroke. AEOL 10150 also significantly reduced damaged brain tissue in a mouse model of severe stroke in which blood flow to a portion of the brain was permanently blocked.

Indications for Catalytic Antioxidants outside Neurodegeneration

Positive preclinical data has been generated by our catalytic antioxidants in applications other than neurodegeneration.

Use in Cancer Therapy

Combinations of surgery, chemotherapy and radiation treatments are the mainstay of modern cancer therapy. Success is often determined by the ability of patients to tolerate the most aggressive, and most effective, treatment regimens. A compound that would directly inhibit tumor growth and protect against the therapy-limiting side effects of other cancer treatment could enhance the success of therapy. Preclinical studies have found that our catalytic antioxidant, AEOL 10113, inhibits formation of blood vessels required for tumor growth, and protects normal tissues from damage induced by radiation and chemotherapy. We have obtained some outside funding for this program in the form of a National Institutes of Health Small Business Innovation Research grant. AEOL 10113 is our lead candidate in the cancer therapy area.

Antitumor Effect of Catalytic Antioxidants. A drug to protect normal cells will not be useful if it also protects tumor cells. In a model in which breast cancer cells were transplanted into rats, AEOL 10113 did not protect the tumor cells from radiation. Instead, the antitumor effect of radiation was enhanced by administration of the compound. Both AEOL 10113 and the related compound

AEOL 10150 have also shown some degree of antitumor activity in the absence of radiation therapy in rat models of breast and skin cancers.

Radiation Therapy. It has been recognized for many years that radiation therapy produces oxygen free radicals in the body that react with cellular components to kill cancer cells. These free radicals also harm normal healthy tissue, limiting the dose of radiation that can be given in cancer therapy and causing toxicities such as oral mucositis and lung inflammation and fibrosis. Our catalytic antioxidants have been shown to limit the adverse effects of radiation on normal tissue in the brain, lung and lining of the intestinal tract.

Radiation-Induced Mucositis. Oral ulcerative mucositis is characterized by formation of painful ulcers in the mouth and is a common dose-limiting side effect of drug and radiation therapy for cancer. An Incara catalytic antioxidant has reduced the extent and duration of severe radiation-induced mucositis in a preclinical animal model. The compound has shown activity both when given topically as an oral rinse and when injected into the abdominal cavity.

Radiation-Induced Lung Toxicity. The ability of radiation therapy to treat tumors involving the chest such as lung or breast cancer is often limited by injury to the normal lung caused by radiation. Currently, radiation-related pulmonary symptoms occur in up to 30% of patients irradiated for lung cancer, breast cancer, lymphoma or thymoma. In laboratory experiments, our catalytic antioxidant AEOL 10113 significantly protected the normal lung tissue of rats against damage caused by radiation.

Developmental Research. In August 2003, we were awarded a Small Business Innovation and Research grant from the National Cancer Institute, a division of the National Institutes of Health, or NIH. Pursuant to the grant, we will study the antitumor and radiation-protective effects of our catalytic antioxidants. The study will be funded in two phases of $100,000 and $750,000. The objective of the first phase of the grant is to select one of our catalytic antioxidant compounds to use in the second phase of the study. We are currently working on the first phase of the grant, which we expect to complete in early 2004. The second phase grant of $750,000 is contingent upon the NIH’s determination that the first phase results are satisfactory. The second phase grant is payable over two years and will explore the ability of the selected compound to inhibit tumors from becoming channels for further cancerous growth and block damage to normal tissue from radiation therapy. Both segments of the study will be a collaboration between us and the Department of Radiation Oncology at Duke University Medical Center.

Catalytic Antioxidants in Respiratory Diseases

Chronic obstructive pulmonary disease, or COPD, is a collective term for diseases characterized by difficulty in expelling air from the lungs. The three diseases most commonly labeled COPD are asthma, chronic bronchitis, and emphysema. According to the National Health Interview Survey taken in 1993, approximately 25 million people in the United States had COPD, including approximately 10 million with asthma, 13 million with chronic bronchitis and 2 million with emphysema. COPD is the fourth leading cause of death in the United States.

Asthma is characterized by acute episodes of difficulty in breathing due to reversible constriction of the airways in the lung. These episodes are initiated by allergies to particular substances, physical conditions (e.g. cold, humidity or exercise), or respiratory infections. Reactive oxygen- and nitrogen-derived free radicals are believed to be involved in the inflammation and airway constriction that is characteristic of an asthma attack. When given by inhalation our compounds reduce markers of airway inflammation in an animal model of allergy-induced asthma attacks.

Chronic bronchitis is an inflammatory and degenerative condition in which the ability of the lung to transfer oxygen to the blood stream is gradually decreased by damage to the lung tissue. Cigarette smoking is the major cause. Much of the damage caused by cigarette smoke and other pollutants is believed to be caused by free radicals. AEOL 10150 reduced the extent of lung tissue damage induced by tobacco smoke in an animal model of chronic bronchitis when administered by inhalation.

There are no treatments that have been shown to slow the progression of COPD. Currently most patients are treated to relieve symptoms, using many of the same compounds that are used to treat asthma.

Diabetes

Type I diabetes is caused by the autoimmune destruction of insulin-producing beta cells in the pancreas. A body of evidence suggests that oxygen-derived free radicals contribute to the mechanisms of beta cell destruction. Beta cells genetically engineered to over produce antioxidant enzymes have been shown to be resistant to some oxygen free radical damage. Other scientists have shown that increased production of SOD in pancreatic beta cells of mice provides the mice resistance in experimental models of diabetes.

Data from an animal model of Type 1 diabetes suggest that treatment of susceptible patients with a catalytic antioxidant might delay or prevent disease. Also, treatment with a catalytic antioxidant could delay the progression or prevent the occurrence of diabetic complications such as vascular disease, kidney disease, blindness, etc. which are mediated, in part, by free radical mechanisms.

Commercialization

Assuming successful development of one or more of our compounds, the effective marketing of a pharmaceutical for treatment of these indications will require the resources of a sales organization. We intend to seek development, marketing and/or licensing arrangements for the uses of our catalytic antioxidant compounds with pharmaceutical companies that have an established marketing presence in the target indications.

To successfully commercialize our other catalytic antioxidant programs, we must seek academic or corporate partners with expertise in areas outside our own or develop this expertise internally. We might not be able to successfully develop our catalytic antioxidant technology, either internally or through collaboration with others.

Collaborative and Licensing Arrangements

Duke Licenses

Through our subsidiary, Aeolus, we have obtained exclusive worldwide rights from Duke University to products using antioxidant technology and compounds developed by Dr. Irwin Fridovich and other scientists at Duke. These scientists provide research support and advice in the field of free radical and antioxidant research. Further discoveries in the field of antioxidant research from these scientists’ laboratories at Duke also are covered by the licenses from Duke. We must pay royalties to Duke on net product sales during the term of the Duke licenses, and must make payments upon the occurrence of development milestones. In addition, we are obligated under the Duke license to pay patent prosecution, maintenance and defense costs. The Duke licenses are terminable in the event of breach and otherwise expire when the last licensed patent expires.

National Jewish License

In September 1997, we executed a Sponsored Research Agreement with National Jewish Medical and Research Center. The National Jewish Agreement grants Aeolus an option to negotiate a royalty-bearing exclusive license for technology, patents and inventions resulting from research at National Jewish within the field of antioxidant compounds and related discoveries. We have agreed to support National Jewish’s costs incurred in performance of the research. In November 2000, we obtained an exclusive worldwide license from National Jewish to develop, make, use and sell products using proprietary information and technology developed under this sponsored research agreement. We must make milestone payments to National Jewish upon the occurrence of development milestones and pay royalties on net sales. We are also obligated to pay patent filing, prosecution, maintenance and defense costs. The National Jewish license is terminable in the event of breach and otherwise expires when the last licensed patent expires.

Elan Corporation, plc

In May 2002, we entered into a collaboration transaction with Elan for the development of our catalytic antioxidant compounds as a treatment for tissue damage from cancer radiation and chemotherapy. Although Elan and we terminated this collaboration in January 2003, we will pay Elan a royalty on net sales of our catalytic antioxidant products sold, if any, for the prevention and treatment of radiation-induced and chemotherapy-induced tissue damage.

Manufacturing

Assuming the successful development of one or more of our catalytic antioxidant compounds, we plan to contract with third parties for manufacturing capabilities.

Marketing

Our potential catalytic antioxidant products are being developed for large therapeutic markets, such as stroke. We believe these markets are best approached by partnering with established biotechnology or pharmaceutical companies that have broad sales and marketing capabilities. We are pursuing collaborations of this type as part of our search for development partners. We might not be able to enter into any marketing arrangements for any of our products on satisfactory terms.

Competition

General

Competition in the pharmaceutical industry is intense and we expect it to increase. Technological developments in our field of research and development occur at a rapid rate and we expect competition to intensify as advances in this field are made. We will be required to continue to devote substantial resources and efforts to research and development activities. Our most significant competitors, among others, are fully integrated pharmaceutical companies and more established biotechnology companies, which have substantially greater financial, technical, sales, marketing, and human resources than we do. These companies might succeed in obtaining regulatory approval for competitive products more rapidly than we can for our products. In addition, competitors might develop technologies and products that are cheaper, safer or more effective than those being developed by us or that would render our technology obsolete.

We expect that important competitive factors in our potential product markets will be the relative speed with which we and other companies can develop products, complete the clinical testing and approval processes, and supply commercial quantities of a competitive product to the market. With respect to clinical testing, competition might result in a scarcity of clinical investigators and patients available to test our potential products, which could delay development.

As described below, we are aware of products in research or development by our competitors that address the diseases and therapies being targeted by us. In addition to the competitors and products discussed below, there might be other competitors of whom we are unaware with products which might be more effective or have fewer side effects than our products and those of our known competitors.

Antioxidants

Several companies have explored the therapeutic potential of antioxidant compounds in numerous indications. Historically, most of these companies have focused on engineered versions of naturally occurring antioxidant enzymes, but with limited success, perhaps because the large size of these molecules makes delivery into the cells difficult. Antioxidant drug research continues at a rapid pace despite previous clinical setbacks. In October 1998, Metaphore Pharmaceuticals, Inc. reported results from preclinical studies of a small molecule that performs the same chemical reactions as the antioxidant enzyme superoxide dismutase. Metaphore reported that this compound substantially reduced tissue damage due to inflammation and reperfusion in animal models. During 2002, Metaphore received approximately $30 million in venture capital funding to pursue its antioxidant program. Eukarion, Inc. is also developing similar compounds, which are in preclinical development for conditions associated with damage caused by free radicals. Novia Pharmaceuticals also is pursuing antioxidant research in neurodegenerative diseases. Novia currently is testing its compound, AD4, in animal studies of Parkinson’s disease and multiple sclerosis.

ALS

Rilutek® (riluzole) is marketed by Aventis SA and is the only approved treatment for ALS in the United States and the European Union, or EU. Administration of Rilutek prolongs survival of ALS patients by an average of 60-90 days, but has little or no effect on the progression of muscle weakness, or quality of life. Rilutek was approved in the U.S. in 1995, and in 2001 in the EU.

Novartis AG is developing TCH-346, an anti-apoptotic, selegiline derivative for the treatment of neurodegenerative diseases including ALS. It is reported to be in clinical trials. The Pfizer, Inc. product, Celebrex, is currently in Phase 3 development for ALS. Wyeth’s product, Minocin, is also in Phase 3 development for ALS.

Reduction of Radiation or Chemotherapy Induced-Injury in Cancer Therapy

Amifostine (Ethyol®) is marketed by MedImmune, Inc. for use in reduction of chemotherapy-induced kidney toxicity, and radiation-induced xerostomia (damage to the salivary gland). Eukarion, Inc. and Modex Therapeutics Ltd. have initiated investigations of a small molecule antioxidant to reduce radiation-induced skin damage in breast cancer therapy.

Amgen, Inc. has recently announced that its proprietary recombinant human keratinocyte growth factor (rHuKGF) compound, Palifermin, significantly reduced the duration and incidence of severe oral mucositis in a Phase 3 study of patients with blood and lymphatic cancers undergoing high-dose chemotherapy and radiation and total body irradiation followed by bone marrow transplant.

Acute Stroke Treatment

Recombinant tissue plasminogen activator, or rTPA, is approved in the U. S., Germany and several other countries for acute stroke treatment in selected patients, but because this drug must be given within three hours of stroke onset, only about 1-2 % of stroke patients qualify for and receive rTPA. AstraZeneca plc is developing a nitrone compound with free radical trapping properties for stroke. The compound, licensed from Renovis, Inc., is currently in two Phase 3 clinical trials. The Stroke Trials Directory at Washington University (www.strokecenter.org) lists approximately 30 active clinical studies on a wide variety of acute stroke interventions, including several trials of drugs or biologics. If effective, some of these compounds could be complementary to our compounds or, alternatively, become competitors.

Respiratory Disease

There are several medications on the market to treat the acute symptoms of COPD, including medications that dilate the airways, steroids that reduce inflammation, and some compounds to reduce mucus. These compounds mainly relieve the acute airway constriction and inflammation. No treatments have been shown to decrease the progression of chronic bronchitis or emphysema.

Patents and Proprietary Rights

We currently license rights to our potential products from third parties. We generally seek patent protection in the United States and other jurisdictions for the potential products and proprietary technology licensed from these third parties. The process for preparing and prosecuting patents is lengthy, uncertain and costly. Patents might not issue on any of the pending patent applications owned or licensed by us from third parties. Even if patents issue, the claims allowed might not be sufficiently broad to protect our technology or provide us protection against competitive products or otherwise be commercially valuable. Patents issued to or licensed by us could be challenged, invalidated, infringed, circumvented or held unenforceable. Even if we successfully defend our patents for our products, the costs of defense can be significant.

Our catalytic antioxidant small molecule technology base is described in nine issued U.S. patents and 41 patent applications that are pending. These patents and patent applications belong in whole or in part to Duke or National Jewish and are licensed to us. These patents and patent applications cover soluble manganic porphyrins as antioxidant molecules as well as targeted compounds obtained by coupling such antioxidant compounds to molecules that bind to specific extracellular elements. The pending and issued U.S. patent applications include composition of matter claims for several series of compounds. Corresponding international patent applications have been filed as we deem appropriate, two of which have issued.

In addition to patent protection, we rely upon trade secrets, proprietary know-how and technological advances that we seek to protect in part through confidentiality agreements with our collaborative partners, employees and consultants. Our employees and consultants are required to enter into agreements providing for confidentiality and the assignment of rights to inventions made by them while in our service. We also enter into non-disclosure agreements to protect our confidential information furnished to third parties for research and other purposes. These types of agreements can be difficult to enforce and for some types of breach there is no satisfactory remedy for unauthorized disclosures. It is possible that our trade secrets and proprietary know-how will become known or will be independently discovered by others despite our efforts.

Our commercial success will also depend in part on our ability to commercialize products without infringing patents or other proprietary rights of others or breaching the licenses granted to us. If we are not able to obtain a license to any third-party technology needed for our business at a reasonable cost, we might have to stop developing the product.

As with any pharmaceutical company, our patent and other proprietary rights are uncertain. The patent rights related to our products might conflict with current or future proprietary rights of others. For the same reasons the products of others could infringe our patent or proprietary rights. Litigation or patent interference proceedings, either of which could result in substantial cost, might be necessary to enforce any patents or other proprietary rights issued to us or to determine the scope and validity or enforceability of other parties’ proprietary rights. The defense and prosecution of patent and intellectual property claims are both costly and time consuming, even if the outcome is favorable to us. Any adverse outcome could make us pay damages to third parties, require disputed rights to be licensed from third parties, or require us to cease selling our products.

Government Regulation

Our research and development activities and the manufacturing and marketing of our future products are subject to regulation by numerous governmental agencies in the United States and in other countries. The FDA and comparable agencies in other countries impose mandatory procedures and standards for the conduct of clinical trials and the production and marketing of products for diagnostic and human therapeutic use. Before obtaining regulatory approvals for the commercial sale of any of our products under development, we must demonstrate through preclinical studies and clinical trials that the product is safe and efficacious for use in each target indication. The results from preclinical studies and early clinical trials might not be predictive of results that will be obtained in large-scale testing. Our clinical trials might not successfully demonstrate the safety and efficacy of any products or result in marketable products.

The steps required by the FDA before new drug products may be marketed in the United States include:

•	preclinical studies;

•	the submission to the FDA of a request for authorization to conduct clinical trials on an investigational new drug, which must become effective before human clinical trials may commence;

•	adequate and well-controlled Phase 1, 2 and 3 human clinical trials to establish the safety and efficacy of the drug for its intended use;

•	submission to the FDA of a New Drug Application, or NDA; and

•	review and approval of the NDA by the FDA before the product may be shipped or sold commercially.

In addition to obtaining FDA approval for each product, each manufacturing establishment must be registered with the FDA and undergo an inspection prior to the approval of an NDA. Each manufacturing facility, and its quality control and manufacturing procedures must also conform and adhere at all times to the FDA’s good manufacturing practices, or cGMP, regulations. In addition to preapproval inspections, the FDA and other government agencies regularly inspect manufacturing facilities for compliance with these requirements. Manufacturers must expend time, money and effort in the area of production and quality control to ensure full technical compliance with these standards.

Preclinical testing includes laboratory evaluation and characterization of the safety and efficacy of a drug and its formulation. Preclinical testing results are submitted to the FDA as a part of an Investigational New Drug Application, or IND, which must become effective prior to commencement of human clinical trials. Clinical trials are typically conducted in three sequential phases following submission of an IND. Phase 1 represents the initial administration of the drug to a small group of humans, either patients or healthy volunteers, typically to test for safety (adverse effects), dosage tolerance, absorption, distribution, metabolism, excretion and clinical pharmacology, and, if possible, to gain early evidence of effectiveness. Phase 2 involves studies in a small sample of the actual intended patient population to assess the efficacy of the drug for a specific indication, to determine dose tolerance and the optimal dose range and to gather additional information relating to safety and potential adverse effects. Once an investigational drug is found to have some efficacy and an acceptable safety profile in the targeted patient population, Phase 3 studies are initiated to further establish clinical safety and efficacy of the therapy in a broader sample of the general patient population, in order to determine the overall risk-benefit ratio of the drug and to provide an adequate basis for any physician labeling. During all clinical studies, we must take care to adhere to good clinical practice, or GCP, standards. The results of the research and product development, manufacturing, preclinical studies, clinical studies and related information are submitted in an NDA to the FDA.

The process of completing clinical testing and obtaining FDA approval for a new drug is likely to take a number of years and require the expenditure of substantial resources. If an application is submitted, there can be no assurance that the FDA will review and approve the NDA. Even after initial FDA approval has been obtained, further studies, including post-market studies, might be required to provide additional data on safety and will be required to gain approval for the use of a product as a treatment for clinical indications other than those for which the product was initially tested. Also, the FDA will require post-market reporting and might require surveillance programs to monitor the side effects of the drug. Results of post-marketing programs might limit or expand the further marketing of the products. Further, if there are any modifications to the drug, including changes in indication, manufacturing process, labeling or a change in manufacturing facility, an NDA supplement might be required to be submitted to the FDA.

The rate of completion of any clinical trials will be dependent upon, among other factors, the rate of patient enrollment. Patient enrollment is a function of many factors, including the size of the patient population, the nature of the trial, the availability of alternative therapies and drugs, the proximity of patients to clinical sites and the eligibility criteria for the study. Delays in planned patient enrollment might result in increased costs and delays, which could have a material adverse effect on us.

Failure to comply with applicable FDA requirements might result in a number of consequences that could materially and adversely affect us. Failure to adhere to approved trial standards and GCPs in conducting clinical trials could cause the FDA to place a clinical hold on one or more studies which would delay research and data collection necessary for product approval. Noncompliance with GCPs could also have a negative impact on the FDA’s evaluation of an NDA. Failure to adhere to GMPs and other applicable requirements could result in FDA enforcement action and in civil and criminal sanctions, including but not limited to fines, seizure of product, refusal of the FDA to approve product approval applications, withdrawal of approved applications, and prosecution.

Whether or not FDA approval has been obtained, approval of a product by regulatory authorities in foreign countries must be obtained prior to the commencement of marketing of the product in those countries. The requirements governing the conduct of clinical trials and product approvals vary widely from country to country, and the time required for approval might be longer or shorter than that required for FDA approval. Although there are some procedures for unified filings for some European countries, in general, each country at this time has its own procedures and requirements. There can be no assurance that any foreign approvals would be obtained.

In addition to the regulatory framework for product approvals, we and our collaborative partners must comply with laws and regulations regarding occupational safety, laboratory practices, the use, handling and disposition of radioactive materials, environmental protection and hazardous substance control, and other local, state, federal and foreign regulation. The impact of such regulation upon us cannot be predicted and could be material and adverse.

CPEC, LLC

We were previously developing bucindolol for the treatment of heart failure, but development was discontinued in 1999. Commercial rights to bucindolol are owned by CPEC LLC, a limited liability company, of which we own 35% and Indevus Pharmaceuticals, Inc. owns 65%.

In July 1999, the Department of Veterans Affairs and the National Heart, Lung, and Blood Institute, a division of the National Institutes of Health terminated the Phase 3 heart failure study of bucindolol earlier than scheduled, based on an interim analysis that revealed a reduction in mortality in subpopulations that had been recently reported in other trials and who constituted the majority of patients in the trial, but no efficacy in some other subpopulations that had not been previously investigated in beta-blocker heart failure trials. As a result, we discontinued development of bucindolol for heart failure in 1999.

ARCA Discovery, Inc. of Aurora, Colorado and its academic collaborators have reexamined the clinical trial data and have identified a genetic marker that highly correlates with patients who did not respond to bucindolol. ARCA believes that bucindolol’s unique pharmacology is suitable for therapy of most heart failure patients who do not exhibit this genetic marker, in other pharmacogenetically-identified subpopulations that are ideally suited for bucindolol’s novel therapeutic action, and for the treatment of ischemia in the setting of left ventricular dysfunction. In October 2003, CPEC outlicensed bucindolol to ARCA. Terms of the license call for future royalty and milestone payments to CPEC upon the development of bucindolol.

Discontinued Programs

Our historical financial statements include cash expenditures for the following programs that we no longer operate.

Liver Cell Therapy

We acquired a majority ownership interest in Incara, Inc., formerly Incara Cell Technologies, Inc., in September 1997 and the remaining minority interest in March 2000. Incara, Inc. operated a program to advance the state of liver cell transplantation. We sold the operations and substantially all of the assets of the liver cell therapy program in October 2002 for cash and a right to receive royalties on products developed using intellectual property transferred. Net expenses for the liver cell therapy program are presented as discontinued operations on the financial statements.

Incara Development, Ltd.

In January 2001, we entered into a collaborative and financing transaction with Elan. As part of the transaction, Elan and we formed Incara Development, Ltd. to develop deligoparin. In January 2001, Incara Development initiated a Phase 2/3 pivotal clinical trial for deligoparin in patients with ulcerative colitis. The trial enrolled 138 patients at 30 academic and private medical centers. The study was designed to examine the effects of subcutaneous injection of deligoparin in patients with symptoms of active ulcerative colitis who were also receiving standard medical treatment. In September 2002, we announced that the results of the trial did not justify further development of deligoparin for treatment of ulcerative colitis and the development of deligoparin was terminated. Elan and we terminated our collaboration in November 2003 and we do not expect to incur any significant additional expenses.

Employees

We had 12 full-time employees at November 30, 2003. None of our employees is represented by a labor union. We consider our employee relations to be good. We are highly dependent on the principal members of our management and scientific staff. The loss of any key employee could have a material adverse effect on us. In addition, we believe that our future success will depend in large part upon our ability to attract and retain highly skilled scientific and managerial personnel. We face intense competition for such personnel from other companies, research and academic institutions, government entities and other organizations. We might not be successful in hiring or retaining the personnel we require.

RISKS ASSOCIATED WITH OUR BUSINESS

You should carefully consider the risk factors discussed below, together with all of the other information included in this Form 10-K and presented elsewhere by us from time to time, including our other SEC filings. If any of the following risks, or other risks not presently known to us or that we currently believe immaterial develop into actual events, then our business, financial condition, results of operations or prospects could be negatively affected.

Risks Related To Our Business

If we do not obtain additional funding in the immediate future, we will be unable to fund our research and development activities and will need to eliminate or curtail these programs or cease our operations entirely.

The most significant issue we currently face is adequate funding of our existing projects. As of September 30, 2003, we had $586,000 of cash. On July 28, 2003, we closed on a secured bridge loan facility of $3.0 million with Goodnow Capital and we borrowed $2.0 million under the loan through September 30, 2003. We borrowed the remaining $1.0 million in October and November 2003, but we currently only have enough cash to fund operations through December 2003. We are seeking to raise additional funds for operations from current stockholders and other potential investors. On September 16, 2003, we entered into an agreement with Goodnow Capital for up to an additional $5.0 million in funding, subject to satisfactory completion of a future toxicology study for our catalytic antioxidant compounds as well as closing conditions for any draw under the $5.0 million debenture. Even if the results of the toxicology study are satisfactory, there is no assurance that Goodnow Capital will in fact loan us money under the $5.0 million debenture, as we will have to meet conditions to borrowing contained in the purchase agreement for the debenture. If we do not receive additional financing, we would have to discontinue some or all of our activities, merge with or sell some or all of our assets to another company, or cease operations entirely, and our stockholders might lose all of their investment.

If we are able to draw on the full $5.0 million available under the debenture, based on our current estimate of expenses, we believe we would have sufficient funds to operate through fiscal 2004.

Our cash needs will depend on the success of our research and development activities for additional future funding.

If our catalytic antioxidant program shows scientific progress, we will need significant additional funds to move therapies through the preclinical stages and into clinical trials. If we are unable to raise the amount of capital necessary to complete development and reach commercialization of any of our catalytic antioxidant products, we will need to delay or cease development of one or more of these products.

We expect to continue to incur substantial losses and we might never achieve a profit.

As of September 30, 2003, we had an accumulated deficit of $122.9 million from our research, development and other activities. We have not generated material revenues from product sales and do not expect to generate product revenues sufficient to support our company for at least several more years. In the past, most of our revenues have come from previous collaborators who reimbursed us for research and development activities.

We remain contingently liable for IRL obligations.

In connection with the December 1999 sale of IRL, our former anti-infectives drug discovery division, to a private pharmaceutical company, we agreed to remain contingently liable through May 2007 on debt and lease obligations assumed by the purchaser, including primarily the IRL facility lease in Cranbury, New Jersey. If the purchaser were to default, or the lender or landlord otherwise collect from us, our financial condition would be materially adversely affected. This contingent liability was approximately $4.5 million at September 30, 2003 and should decline on an approximately straight-line basis to zero in May 2007.

Our research and development activities are at an early stage and therefore might never result in viable products.

Our catalytic antioxidant program is in the early stages of development, involves unproven technology, requires significant further research and development and regulatory approvals, and is subject to the risks of failure inherent in the development of products or therapeutic procedures based on innovative technologies. These risks include the possibilities that:

•	any or all of these proposed products or procedures are found to be unsafe or ineffective, or otherwise fail to receive necessary regulatory approvals;

•	the proposed products or procedures are uneconomical to market or do not achieve broad market acceptance;

•	third parties hold proprietary rights that preclude us from marketing them; and

•	third parties market a superior or equivalent product.

Further, the timeframe for commercialization of any product is long and uncertain because of the extended testing and regulatory review process required before marketing approval can be obtained. As evidence of the difficulty in commercializing new products, we terminated our clinical trial and development of deligoparin in September 2002. We might have to terminate the development of current or future products and our results of operations could be adversely affected.

If we do not reach the market with our products before our competitors offer products for the same use, or if we do not compete effectively in marketing our products, the revenues from product sales, if any, will be reduced.

We face intense competition in our development activities. Many of our competitors are fully integrated pharmaceutical companies and more established biotechnology companies, which have substantially greater financial, technical, sales and marketing, and human resources than we do. These companies might succeed in obtaining regulatory approval for competitive products more rapidly than we can for our products. In addition, competitors might develop technologies and products that are cheaper, safer or more effective than those being developed by us or that would render our technology obsolete.

We expect to remain dependent on collaborations with third parties for the development of new products.

Our current business strategy is to enter into agreements with third parties both to license rights to our potential products and to develop and commercialize new products. We might not be able to enter into or maintain these agreements on terms favorable to us. We currently license from third parties, and do not own, rights under patents and certain related intellectual property for our current development program. If any of these licenses were to expire or terminate, our business could be adversely affected.

Our research and development activities rely on technology licensed from third parties, and termination of any of those licenses would result in loss of significant rights to develop and market our products, which would impair our business.

We have exclusive worldwide rights to our antioxidant small molecule technology through license agreements with Duke University and National Jewish Medical Center. Our licenses generally may be terminated by the licensor if we fail to perform our obligations, including obligations to develop the compounds and technologies under license. If terminated, we would lose the right to develop the products, which could adversely affect our business. The license agreements also generally require us to meet specified milestones or show reasonable diligence in development of the technology. If disputes arise over the definition of these requirements or whether we have satisfied the requirements in a timely manner, or if any other obligations in the license agreements are disputed by the other party, the other party could terminate the agreement and we could lose our rights to develop the licensed technology.

If new technology were to be developed out of these licenses, key financial and other terms, such as royalty payments, for the licensing of this future technology might have to be negotiated with these research institutions, and it might not be possible to obtain any such license on terms that are satisfactory to us, or at all.

We need to obtain collaborative arrangements for manufacturing and marketing of our potential products, or we will have to develop the expertise, obtain the additional capital and spend the resources to perform those functions.

We do not have the staff or facilities to manufacture or market any of the potential products being developed in our catalytic antioxidant program. We will need to enter into collaborative arrangements in the future to develop, commercialize, manufacture and market products expected to emerge from our catalytic antioxidant program. We might not be successful in entering into third party arrangements on acceptable terms, if at all. If we are unable to obtain or retain third-party manufacturing or marketing on acceptable terms, we might be delayed in our ability to commercialize products. Substantial additional funds and personnel would be required if we needed to establish our own manufacturing or marketing operations. We might not be able to obtain adequate funding or establish these capabilities in a cost-effective or timely manner.

A failure to obtain or maintain patent and other intellectual property rights would allow others to develop and sell products similar to ours, which could impair our business.

The success of our business depends, in part, on our ability to establish and maintain adequate protection for our intellectual property, whether owned by us or licensed from third parties. We rely primarily on patents in the United States and in other key markets to protect our intellectual property. If we do not have adequate patent protection, other companies could sell products that compete directly with ours, without incurring any liability to us. Patent prosecution, maintenance and enforcement on a global basis is expensive, and many of these costs must be incurred before we know whether a product covered by the claims can be successfully developed or marketed.

Even if we expend considerable time and money on prosecution, a patent application might never issue as a patent. We can never be certain that we were the first to invent the particular technology or that we were the first to file a patent application for the technology, because a majority of U.S. patent applications are maintained in secrecy until a patent issues. Publications in the scientific or patent literature generally do not identify the date of an invention, so it is possible that a competitor could be pursuing the patenting of the same invention in the United States and have an earlier invention date. Outside the United States, priority of invention is determined by the earliest effective filing date, not the date of invention. Consequently, if another person or company pursues the same invention and has an earlier filing date, patent protection outside the United States would be unavailable to us. Also, outside the United States, an earlier date of invention cannot overcome a date of publication that precedes the earliest effective filing date. Accordingly, the patenting of our proposed products would be precluded outside the United States if a prior publication anticipates the claims of a pending application, even if the date of publication is within a year of the filing of the pending application.

Even if patents issue, the claims allowed might not be sufficiently broad to offer adequate protection for our technology against competitive products. Patent protection differs from country to country, giving rise to increased competition from other products in countries where patent coverage is either unavailable, weak, or not adequately enforced, if at all. Once a patent issues, we still face the risk that others will try to design around our patent or will try to challenge the validity of the patent. If a patent were invalidated, we could be subject to unfettered competition from latecomers. The cost of litigation can be substantial, even if we prevail and there can be no assurance for recovery of damages.

If a third party were to bring an infringement claim against us, we would incur significant costs in our defense; if the claim were successful, we would need to develop non-infringing technology or obtain a license from the successful patent holder, if available.

Our business also depends on our ability to develop and market products without infringing on the proprietary rights of others or being in breach of our license agreements. The pharmaceutical industry is subject to frequent and protracted litigation regarding patent and other intellectual property rights. Most companies have numerous patents that protect their intellectual property rights. These third parties might assert claims against us with respect to our product candidates and future products. If litigation were required to determine the validity of a third party’s claims, we could spend significant resources and be distracted from our core business activities, regardless of the outcome. If we did not prevail in the litigation, we could be required to license a third party’s technology, which might not be possible on satisfactory terms, or discontinue our own activities and develop non-infringing technology, any of which could prevent or delay pursuit of our development activities.

Protection of trade secret and confidential information is difficult, and loss of confidentiality could eliminate our competitive advantage.

In addition to patent protection, we rely on trade secrets, proprietary know-how and confidential information to protect our technological advances. We use confidentiality agreements with our employees, consultants and collaborators to maintain the proprietary nature of this technology. However, confidentiality agreements can be breached by the other party, which would make our trade secrets and proprietary know-how available for use by others. There is generally no adequate remedy for breach of confidentiality obligations. In addition, the competitive advantage afforded by trade secrets is limited because a third party can independently discover or develop something identical to our own trade secrets or know-how, without liability to us.

If our employees, consultants or collaborators were to use information improperly obtained from others (even if unintentional), disputes could arise as to ownership and rights in any resulting know-how or inventions.

If we cannot retain or hire qualified personnel, our programs could be delayed.

As of November 30, 2003, we had only 12 full-time employees and we are highly dependent on the principal members of the management and scientific staff, including in particular Clayton I. Duncan, our Chairman, President and Chief Executive Officer. We also are dependent on the academic collaborators for our research and development activities. The loss of key employees or academic collaborators could delay progress in our research and development activities or result in their termination entirely.

We believe that our future success will depend in large part upon our ability to attract and retain highly skilled scientific and managerial personnel. We face intense competition for these kinds of personnel from other companies, research and academic institutions, government entities and other organizations. We might not be successful in hiring or retaining the personnel needed for success.

Product liability claims, if asserted against us in the future, could exceed our insurance coverage and use our cash resources.

The pharmaceutical and biotechnology business exposes us to the risk of product liability claims alleging that use of our products caused an injury or harm. These claims can arise at any point in the development, testing, manufacture, marketing or sale of pharmaceutical products, and might be made directly by patients involved in clinical trials of our products, by consumers or healthcare providers or by organizations selling such products. Product liability claims can be expensive to defend even if the product did not actually cause the injury or harm.

Insurance covering product liability claims becomes increasingly expensive as a product moves through the development pipeline to commercialization. We have limited product liability insurance coverage for the past clinical trials for deligoparin, a research program we terminated in September 2002. However, the available insurance coverage might not be sufficient to cover us against all potential losses due to liability, if any, or to the expenses associated with defending liability claims. A product liability claim successfully asserted against us could exceed our coverage and require us to use our own cash resources, which would then not be available for our own products.

In addition, some of our licensing and other agreements with third parties require or might require us to maintain product liability insurance. If we cannot maintain acceptable amounts of coverage on commercially reasonable terms, the corresponding agreements would be subject to termination.

The costs of compliance with environmental, safety and similar laws could increase our cost of doing business or subject us to liability in the event of noncompliance.

Our business is subject to regulation under state and federal laws regarding occupational safety, laboratory practices, environmental protection and the use, generation, manufacture, storage and disposal of hazardous substances. We might be required to incur significant costs in the future to comply with existing or future environmental and health and safety regulations. Our research activities involve the use of hazardous materials, chemicals and radioactive compounds. Although we believe that our procedures for handling such materials comply with applicable state and federal regulations, we cannot eliminate the risk of contamination or injury from these materials. In the event of contamination, we could be liable for any resulting damages.

Risks Related To Owning Our Stock

Our recent reorganization resulted in a change in control of our company.

In connection with the reorganization on November 20, 2003, the $3.0 million of outstanding convertible debt owned by Goodnow Capital, plus accrued interest, was converted into 30,601,444 shares of our common stock at a rate of $0.10 per share, representing 64.6% of our outstanding common stock. As a result, Goodnow is able to significantly influence, if not control, future actions voted on by stockholders, including, for example, the election of directors.

If we default on our debt to Goodnow Capital, it could foreclose on all of our assets.

In addition to the $3.0 million of convertible debt described above, on September 16, 2003, we entered into an agreement with Goodnow Capital under which Goodnow will lend up to an additional $5.0 million, pursuant to a convertible debenture subject to us satisfying several conditions. In connection with this loan facility, we have granted to Goodnow a security interest in all of our assets pursuant to security agreements. In the event of a payment default under the loan or a default of covenants contained in the security agreements or any other agreement we have with Goodnow Capital, Goodnow will be entitled to foreclose on its security interest and acquire all of our assets without payment or refund to us. Any such foreclosure would severely harm us and the interests of our stockholders.

The ownership interest of our stockholders will be substantially diluted by future issuances of stock, the conversion of a $5.0 million debenture we expect to issue to Goodnow Capital and exercises of currently outstanding options and warrants.

We might need to sell additional shares of our common stock, preferred stock or other securities, or enter into collaborations with third parties to meet our capital requirements after the reorganization. We might not be able to complete these transactions if needed. If these sales of stock were to occur, these issuances of stock would dilute the ownership interests of our stockholders. The possibility of dilution posed by shares available for future sale could reduce the market price of our common stock and could make it more difficult for us to raise funds through equity offerings in the future.

We have entered into an agreement to borrow up to $5.0 million from Goodnow Capital, contingent upon the satisfactory completion of a toxicology study, as well as closing conditions for any draw under the purchase agreement for the debenture. In the borrowing, we would issue to Goodnow a debenture that would be convertible into shares of our common stock at a conversion price of $0.10 per share. As a result of the debenture, Goodnow will be able to acquire up to 50,000,000 additional shares of our common stock. The conversion of the full amount of the debenture would result in Goodnow owning an additional 18.2% of our common stock in addition to the 64.6% it currently owns. These calculations do not give effect to any interest payable on the debenture, which also could be converted into common stock at the same rate, or to the operation of any anti-dilution protection in the debenture. However, Goodnow is prohibited from converting any portion of the debenture if such exercise or conversion would result in it owning more then 74.99% of our common stock on an as converted to common and fully diluted basis.

As of November 30, 2003, we had 47,340,602 shares of common stock outstanding. We may grant to our employees, directors and consultants options to purchase our common stock under the 1994 Stock Option Plan. As of November 30, 2003, options to purchase 17,185,469 shares were outstanding at exercise prices ranging from $0.035 to $20.50, with a weighted average exercise price of $0.52, and 2,097,244 shares were reserved for issuance under the 1994 Stock Option Plan. In addition, as of November 30, 2003, warrants to purchase 1,554,021 shares of common stock were outstanding at exercise prices ranging from $0.10 to $2.025, with a weighted exercise price of $1.59, and we had reserved 97,696 shares of common stock for issuance pursuant to our Employee Stock Purchase Plan.

In connection with prior collaboration and financing transactions, we have issued Series B preferred stock, a promissory note convertible into Series B preferred stock and warrants to purchase Series B preferred stock to affiliates of Elan Corporation. These securities generally are convertible at the option of the Elan affiliates. As discussed below, the conversion of all or a significant portion of these securities would substantially dilute the ownership interests of our stockholders.

Stockholders might experience significant dilution from the conversion of outstanding Series B preferred stock, warrants and a convertible promissory note held by affiliates of Elan Corporation, which are convertible into shares of our common stock.

At November 30, 2003, affiliates of Elan Corporation owned 503,544 shares of Series B preferred stock, which is all of the Series B preferred stock issued and outstanding, as well as a convertible promissory note that Elan may convert at its option into 16,765 shares of Series B preferred stock as of November 30, 2003, and warrants to purchase 22,191 shares of Series B preferred stock, for a total of 542,500 shares of Series B preferred stock. Each share of Series B preferred stock may be converted into 10 shares of our common stock. If the Series B preferred stock, promissory note and warrants were all converted into common stock as of November 30, 2003, the Elan affiliates would own an additional 5,425,000 shares of our outstanding common stock.

The perceived risk of dilution by the convertible securities held by the Elan affiliates might cause our stockholders to sell their shares, which would decrease the market price of our common stock. Further, any subsequent sale of our common stock by the Elan affiliates would increase the number of our publicly traded shares, which could also lower the market price of our common stock.

Our common stock is not listed on Nasdaq or an exchange, is illiquid and is characterized by low and/or erratic trading volume, and the price of our common stock has fluctuated from $0.03 to $1.90 during the last two years.

Our common stock is quoted on the OTC Bulletin Board since September 25, 2003. Prior to that time, our common stock was listed on the Nasdaq National Market. Prior to December 17, 2003, our common stock traded under the symbol “INCR.” The common stock now trades under the symbol “ICRA.” Historically, even when listed on Nasdaq, the public market for our common stock has been characterized by low and/or erratic trading volume, often resulting in price volatility. An active public market for our common stock is unlikely to develop as long as we are not listed on Nasdaq and, even then might be limited because of the limited number of investors and our small market capitalization (which is less than that authorized for investment by many institutional investors).

We have agreed to register with the SEC shares of common stock issued to Goodnow Capital pursuant to the reorganization and the additional financing of up to $5.0 million we may receive from Goodnow and the common stock that might be issued to the Elan affiliates pursuant to the conversion of the Series B preferred stock, warrants and convertible promissory note currently owned by the Elan affiliates. In addition, the shares underlying substantially all warrants outstanding either have been registered or we have agreed to register them and will be freely tradable upon issuance. We would expect that any common stock sold in any future private placements would be registered with the SEC and freely tradable. The sale of a significant amount of shares in a future financing could cause the trading price of our common stock to decline and to be highly volatile.

The market price of our common stock is also subject to wide fluctuations due to factors that we cannot control, including the results of preclinical and clinical testing of our products under development, decisions by collaborators regarding product development, regulatory developments, market conditions in the pharmaceutical and biotechnology industries, future announcements concerning our competitors, adverse developments concerning proprietary rights, public concern as to the safety or commercial value of any products, and general economic conditions.

Furthermore, the stock market has experienced significant price and volume fluctuation unrelated to the operating performance of particular companies. These market fluctuations can adversely affect the market price and volatility of our common stock.

Provisions of our charter documents and Delaware law could lead to entrenchment of management which could discourage or delay offers to acquire us, which might reduce the market price of our common stock and the voting rights of the holders of our common stock.

Several provisions of our charter documents, as well as Delaware law, will make it more difficult for our stockholders to change our directors or for a third party to acquire our company, and might discourage a third party from offering to acquire our company, even if a change in control or in management would be beneficial to our stockholders. These provisions also could limit the price that investors might be willing to pay in the future for shares of our common stock.

Our Board of Directors has the authority to issue up to 3,000,000 shares of preferred stock in one or more series, and to determine the prices, rights, preferences, privileges and restrictions, including voting rights, of the shares within each series without any further vote or action by the stockholders. The rights of the holders of common stock are subject to, and might be adversely affected by, the rights of the holders of any preferred stock that might be issued in the future. The issuance of preferred stock with voting rights could make it more difficult for a third party to acquire a majority of our outstanding voting stock. The issuance of preferred stock would require the prior approval of Goodnow pursuant to the terms of the Debenture and Warrant Purchase Agreement dated September 16, 2003 between us and Goodnow.

Further, some provisions of Delaware law could delay or make more difficult a merger, tender offer or proxy contest. Such provisions could reduce the market value of our common stock in the future.

We could incur a significant noncash expense upon receiving proceeds from the $5.0 million convertible debenture.

The conversion price of the $5.0 million debenture that we issued to Goodnow Capital is $0.10 per share. Accounting regulations would require a noncash expense charge for the beneficial conversion feature of the debenture when we receive proceeds from the debenture. If the value of our common stock is greater than $0.10 per share when we borrow funds under the debenture, we could incur a significant noncash expense. On December 15, 2003, the average of the bid and asked prices of our common stock as reported on the OTC Bulletin Board was $0.25 per share.

Item 2. Properties.

We currently lease 17,280 square feet of office and laboratory space in Research Triangle Park, North Carolina, which is leased through June 2006. We believe that these facilities are adequate to meet our needs for now and the foreseeable future. We have subleased approximately 2,200 square feet of our laboratory space through June 2006.

Item 3. Legal Proceedings.

We are not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter ended September 30, 2003.

Executive Officers

Our executive officers and their ages as of November 30, 2003 are as follows:

Name	Age	Position
Clayton I. Duncan	54	President, Chief Executive Officer and Chairman of the Board of Directors
Richard E. Gammans, Sr.	54	Executive Vice President, Research and Development
Richard W. Reichow	53	Executive Vice President, Chief Financial Officer, Treasurer and Secretary
John P. Richert	53	Vice President, Business Development
W. Bennett Love	48	Vice President, Corporate Planning/Communications

Clayton I. Duncan has been President, Chief Executive Officer and a director of Incara Pharmaceuticals since January 1995. Mr. Duncan has been Chairman of the Board of Directors since April 2000. From 1989 until December 1993, Mr. Duncan was President and Chief Executive Officer of Sphinx Pharmaceuticals Corporation, a biopharmaceutical company that was acquired by Eli Lilly and Company in September 1994. From December 1993 until September 1994, he served as an independent consultant to Sphinx with regard to the sale of Sphinx to Lilly. From 1987 to 1989, Mr. Duncan was a General Partner of Intersouth Partners, a venture capital firm. From 1979 to 1987, he was an executive with Carolina Securities Corporation, a regional investment banking firm, serving as Executive Vice President and a director from 1984 to 1987. Mr. Duncan was founder and Chairman of the Board of CRX Medical, Inc., a medical products company that conducted research and development in wound management, ophthalmic disorders and interventional radiology. Mr. Duncan is also a director of Aeolus Pharmaceuticals, Inc., Incara Development, Ltd. and CPEC, LLC, all of which are subsidiaries of Incara Pharmaceuticals. Mr. Duncan received an M.B.A. from the University of North Carolina at Chapel Hill. In addition, Mr. Duncan is a director of the Carolina Ballet, a professional ballet company.

Richard E. Gammans, Sr., Ph.D. has been Executive Vice President, Research and Development, since March 2003, Senior Vice President, Research and Development from January 2003 to March 2003 and Senior Vice President, Antioxidant Therapies from May 2000 to January 2003. Dr. Gammans has over 25 years of experience in drug discovery and development research in pharmaceutical and biotechnology companies. He has a Ph.D. in Medicinal and Pharmaceutical Chemistry, and he held management positions in the Toxicology, Pharmacokinetics, Clinical Pharmacology, and Clinical Research departments of Bristol-Myers Squibb, most recently as Director, CNS Clinical Research and Global Project Director for SerZone. In his career, he has contributed to the development and regulatory approval of seven new chemical entities with over 50 national marketing authorizations in Western Europe and North America, including seven approved United States NDAs. For six years immediately prior to joining Incara, Dr. Gammans directed clinical trials in stroke and anxiety disorders for Indevus Pharmaceuticals, Inc. Dr. Gammans holds an M.S. in Management from Purdue University. Dr. Gammons received his Ph.D. from the University of Georgia School of Pharmacy.

Richard W. Reichow has been Executive Vice President since July 1998, Secretary since October 1995, and Senior Vice President, Chief Financial Officer and Treasurer since March 1995. Mr. Reichow was employed by Sphinx as President and Chief Executive Officer from December 1993 to September 1994, as Vice President, Finance & Administration from August 1991 to September 1994, and as Chief Financial Officer and Treasurer from March 1990 to September 1994. Between September 1994 and March 1995, he was an independent financial consultant. Mr. Reichow was Vice President, Chief Financial Officer and Treasurer of CRX Medical from 1987 to 1990. Mr. Reichow is a Certified Public Accountant (inactive).

John P. Richert has been employed by Incara Pharmaceuticals since 1995, and has been Vice President, Business Development since March 2003 and Vice President, Market Development from December 1996 to March 2003. Mr. Richert served as Director, Market Development with Sphinx from 1991 to 1994. Mr. Richert was employed by Schering-Plough Corporation, a major pharmaceutical manufacturer, from 1981 to 1990 where he held positions of increasing responsibility in marketing. Mr. Richert received an M.B.A. in Pharmaceutical Marketing from Fairleigh-Dickinson University.

W. Bennett Love has been employed by Incara Pharmaceuticals since 1995, and has been Vice President, Corporate Planning/Communications since June 1997. From 1990 to 1994, Mr. Love was employed at Sphinx as Director, Corporate Planning/ Communications. From 1983 through 1989, he was an investment banker with a regional securities firm. Mr. Love received an M.B.A. from the University of North Carolina at Chapel Hill.

PART II

Item 5. Market for Company’s Common Equity and Related Stockholder Matters.

(a) Price Range of Common Stock

Our common stock has been quoted on the OTC Bulletin Board since September 25, 2002. Prior to that time, our common stock was listed on the Nasdaq National Market. Prior to December 17, 2003, our common stock traded under the symbol “INCR”. The common stock now trades under the symbol “ICRA.” The following sets forth the quarterly high and low bid and asked prices as reported by the OTC Bulletin Board and the high and low sales prices as reported by Nasdaq for the periods indicated. These prices are based on quotations between dealers, which do not reflect retail mark-up, markdown or commissions, and do not necessarily represent actual transactions.

	High	Low
Fiscal Year Ended September 30, 2002
October 1, 2001 through December 31, 2001	$1.90	$1.05
January 1, 2002 through March 31, 2002	$1.53	$0.65
April 1, 2002 through June 30, 2002	$1.08	$0.26
July 1, 2002 through September 30, 2002	$0.50	$0.07

Fiscal Year Ended September 30, 2003
October 1, 2002 through December 31, 2002	$0.14	$0.05
January 1, 2003 through March 31, 2003	$0.10	$0.03
April 1, 2003 through June 30, 2003	$0.24	$0.03
July 1, 2003 through September 30, 2003	$0.51	$0.10

(b) Approximate Number of Equity Security Holders

As of November 30, 2003, the number of record holders of our common stock was 177 and we estimate that the number of beneficial owners was approximately 3,400.

(c) Dividends

We have never paid a cash dividend on our common stock and we do not anticipate paying cash dividends in the foreseeable future. If we pay a cash dividend on our common stock we also must pay the same dividend on an as converted basis on the Series B preferred stock. Moreover, any additional preferred stock to be issued and any future credit facilities might contain restrictions on our ability to declare and pay dividends on our common stock. We plan to retain all earnings, if any, for the foreseeable future for use in the operation of our business and to fund future growth.

We cannot pay a dividend on our common stock without the prior approval of Goodnow Capital pursuant to the terms of the Debenture and Warrant Purchase Agreement dated September 16, 2003 between us and Goodnow.

(d) Equity Compensation Plan Information as of September 30, 2003

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by our stockholders:
1994 Stock Option Plan	16,756,901	$ 0.53	2,525,812
1995 Employee Stock Purchase Plan	0	Not applicable	97,696

Equity compensation plans not approved by our stockholders:
1999 Equity Incentive Plan Restricted Stock	0	Not applicable	78,338
Warrant to Purchase Common Stock Issued to TBCC Funding Trust II	17,588	$ 1.99	Not applicable
Warrants to Purchase Common Stock Issued to Petkevich & Partners, LLC	148,902	$2.025	Not applicable
Warrant to Purchase Common Stock Issued to W. Ruffin Woody, Jr.	350,000	$ 0.10	Not applicable
Warrant to Purchase Common Stock Issued to Goodnow Capital, LLC(1)	50,000,000	$ 0.10	Not applicable

Total – Common Stock	67,273,391		2,701,846

Warrant to Purchase Series B Preferred Stock Issued to Elan Pharmaceutical Investments III, Ltd.(2)	22,191	$72.12	Not applicable
Convertible Promissory Note convertible into shares of Series B Preferred Stock Issued to Elan Pharma International Limited (as of September 30, 2003)(2)(3)	16,494	$43.27	6,107

Total – Series B Preferred Stock	38,685		6,107

(1)	The warrant expired on November 20, 2003.

(2)	Each share of Series B preferred stock is convertible into 10 shares of common stock.

(3)	The conversion value of the note will increase by its 10% interest rate until its maturity on December 21, 2006.

Description of Equity Compensation Plans Not Approved by Our Stockholders

As an integral component of a management and employee retention program designed to motivate, retain and provide incentive to our management, employees and key consultants, our Board of Directors adopted the 1999 Equity Incentive Plan in September 1999. The Equity Plan, which has not been approved by our stockholders, provides for the grant of restricted stock awards which entitle our employees and consultants to receive shares of common stock upon satisfaction of specified vesting periods. In May

2002, the Equity Plan was amended to increase the common stock reserved for issuance to 2,000,000 shares. During September 1999, an aggregate of 1,209,912 shares of restricted stock were granted to employees and key consultants in consideration of services rendered, the cancellation of options for an equal number of shares of common stock and payment of the par value of the shares. In May 2002, an additional 711,750 shares were granted to employees and a key consultant in consideration of services rendered. A total of 308,889 shares of restricted stock were unvested at September 30, 2003, which became fully vested upon the reorganization in November 2003.

The warrant to purchase shares of our common stock issued to TBCC Funding Trust II has not been approved by our stockholders. This warrant was issued in October 2001 in connection with the execution of a Master Loan and Security Agreement with Transamerica Technology Finance Corporation. We borrowed $565,000 from Transamerica in October 2001. The warrant expires on October 30, 2008.

The warrants to purchase shares of our common stock issued to Petkevich & Partners, LLC have not been approved by our stockholders. J. Misha Petkevich, a former director, is the Chairman and Chief Executive Officer of Petkevich & Partners. The following is a summary of the terms of the warrants and the circumstances surrounding their issuance. In August 2001, we sold 4,323,044 shares of common stock in a stock offering at an aggregate purchase price of $6,977,750. We used Petkevich & Partners, LLC as our exclusive placement agent in the offering, which placed 3,773,300 of the total shares sold. For its services, we paid Petkevich & Partners a cash fee of $427,892 and also issued to them a warrant to purchase 48,902 shares of our common stock. The warrant is exercisable for five years and has an exercise price of $2.025 per share. In October 2001, we entered into an agreement with Petkevich & Partners to provide us with financial advisory services for a one-year period. For these services, we issued a warrant for 100,000 shares of our common stock to Petkevich & Partners in October 2001 and agreed to pay Petkevich & Partners a cash fee of $140,000. The warrant is exercisable for five years and has an exercise price of $2.025 per share. The warrants expire on August 8, 2006 and October 16, 2006, respectively.

The warrant to purchase shares of our common stock issued to W. Ruffin Woody, Jr. has not been approved by our stockholders. This warrant was issued in July 2003 in connection with the execution of a $35,000 promissory note payable with Mr. Woody. The warrant expires on July 11, 2008.

The warrant to purchase shares of our common stock issued to Goodnow Capital, LLC has not been approved by our stockholders. This warrant was issued in September 2003 in connection with the execution of a $5,000,000 Convertible Debenture and Warrant Purchase Agreement with Goodnow. The warrant expired pursuant to the reorganization on November 20, 2003.

(e) Recent Sales of Unregistered Securities

On September 16, 2003, we issued to Goodnow Capital, LLC a warrant to purchase 50,000,000 shares of common stock at an exercise price of $0.10 per share. The warrant expired on November 20, 2003 upon completion of our reorganization. This transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

On August 31, 2003, we sold 200 shares of common stock to Goodnow Capital, LLC at the fair market value price of $0.17 per share. This transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

On July 11, 2003, we issued a five-year warrant to W. Ruffin Woody, Jr. to purchase 350,000 shares of common stock at an exercise price of $0.10 per share. This transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

On May 14, 2002, we sold 416,204 shares of Series B preferred stock to Elan for $3,000,000. Each share of Series B stock is convertible into 10 shares of common stock at no additional cost. This transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, or Regulation S.

On May 7, 2002, we issued 100,000 shares of common stock to Duke University in partial payment of a license fee. This transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

On February 13, 2002, we issued 480,000 shares of common stock and 58,883 shares of Series B preferred stock to Elan in exchange for a note payable in the amount of $1,400,000. Each share of Series B stock is convertible into 10 shares of common stock at no additional cost. This transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, or Regulation S.

On October 31, 2001, we issued a seven-year warrant to TBCC Funding Trust II to purchase 17,588 shares of common stock at an exercise price of $1.99 per share. This transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

On October 16, 2001, we issued a five-year warrant to Petkevich & Partners, LLC to purchase 100,000 shares of common stock at an exercise price of $2.025 per share. This transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

On January 22, 2001, we issued to Elan 825,000 shares of common stock, 28,457 shares of Series B preferred stock and a five-year warrant to purchase 22,191 shares of Series B preferred stock at an exercise price of $72.12 per share for an aggregate purchase price of $4,000,000. We also issued to Elan 12,015 shares of Series C preferred stock with a face value of $1,000 per share, or a total of $12,015,000. Each share of Series C preferred stock is convertible by Elan into one share of Series B preferred stock at the rate of $64.90 per share. Each share of Series B stock is convertible into 10 shares of common stock at no additional cost. This transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, or Regulation S.

On December 20, 2001, we issued 175,000 shares of common stock to Knoll AG with a fair market value of $416,000, in partial settlement of a disputed payable owed to Knoll. This transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, or Regulation S.

Item 6. Selected Financial Data.

You should read the following selected financial data in conjunction with our consolidated financial statements and the notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. We derived the consolidated statements of operations data for the five fiscal years ended September 30, 2003 and the related consolidated balance sheet data at those dates from our consolidated financial statements which have been audited by PricewaterhouseCoopers LLP, independent auditors, and, except for the consolidated statements of operations for the fiscal years ended September 30, 1999 and 2000 and the consolidated balance sheet data at September 30, 1999, 2000 and 2001, are included elsewhere in this Form 10-K. The financial results for prior years have been reclassified to present our liver therapy program’s operations as discontinued operations.

Statement of Operations Data:
(in thousands, except per share data)
	Year Ended September 30,
	2003	2002	2001	2000	1999
Revenue:
Contract and license fee revenue	$—	$—	$—	$100	$2,088

Costs and expenses:
Research and development	2,780	3,927	5,032	6,693	18,237
Purchase of in-process research and development	—	—	—	6,664	—
General and administrative	2,025	2,778	3,057	2,585	3,044

Total costs and expenses	4,805	6,705	8,089	15,942	21,281

Loss from operations	(4,805)	(6,705)	(8,089)	(15,842)	(19,193)
Gain on sale of division	—	—	—	9,751	—
Equity in loss of Incara Development	(76)	(1,040)	(12,650)	—	—
Interest income (expense), net	(192)	(50)	223	406	355
Other income	223	150	767	—	—

Loss from continuing operations	(4,850)	(7,645)	(19,749)	(5,685)	(18,838)
Discontinued operations	(38)	(3,657)	(2,464)	(980)	(760)
Gain on sale of discontinued operations	1,912	—	—	—	—

Net loss	(2,976)	(11,302)	(22,213)	(6,665)	(19,598)
Preferred stock dividend and accretion	(949)	(887)	(652)	—	—

Net loss attributable to common stockholders	$(3,925)	$(12,189)	$(22,865)	$(6,665)	$(19,598)

Net loss per share from continuing operations available to common stockholders	$(0.43)	$(0.66)	$(2.48)	$(1.03)	$(2.86)

Net loss per share attributable to common stockholders	$(0.29)	$(0.94)	$(2.78)	$(1.21)	$(2.98)

Weighted average common shares outstanding:
Basic and diluted	13,645	12,962	8,233	5,522	6,583

Balance Sheet Data:
(in thousands)
	September 30,
	2003	2002	2001	2000	1999
Cash and cash equivalents and marketable securities	$586	$209	$5,453	$6,555	$4,960
Working capital	$(2,242)	$(1,590)	$3,967	$4,662	$2,207
Total assets	$1,080	$2,201	$8,618	$7,348	$8,044
Long-term portion of capital lease obligations and notes payable	$714	$944	$17	$43	$981
Redeemable convertible exchangeable preferred stock	$14,503	$13,554	$12,667	—	—
Total liabilities	$18,159	$3,127	$2,971	$2,536	$4,253
Total stockholders’ equity (deficit)	$(17,079)	$(14,480)	$(7,020)	$4,812	$3,791

Unaudited Pro Forma Consolidated Financial Information:

Our audited consolidated financial statements are included elsewhere in this Form 10-K. You should read the unaudited pro forma consolidated financial information presented herein in conjunction with those financial statements and related notes.

On November 20, 2003, Incara Pharmaceuticals stockholders approved the reorganization and merger of Incara Pharmaceuticals with and into its wholly owned subsidiary, Incara, Inc., pursuant to which Incara Pharmaceuticals stockholders became stockholders of Incara, Inc. The reorganization was completed on November 20, 2003 and Incara, Inc. changed its name to Incara Pharmaceuticals Corporation. There was no change in basis for the consolidated company.

The following unaudited statements present the pro forma consolidated balance sheet of Incara Pharmaceuticals at September 30, 2003, adjusted to give effect to the reorganization. The unaudited pro forma adjustments include:

•	the borrowing of an additional $1,000,000 during October and November 2003 under the $3,000,000 promissory note issued to Goodnow and the conversion of the principal into 30,000,000 shares of common stock on November 20, 2003;

•	the conversion of accrued interest on the $3,000,000 Note through September 30, 2003 into 276,389 shares of common stock

•	the conversion of principal of a $35,000 note payable into 350,000 shares of common stock; and

•	the conversion of the Series C redeemable convertible exchangeable preferred stock and accreted dividends through September 30, 2003 into 2,234,602 shares of common stock.

INCARA PHARMACEUTICALS CORPORATION

UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET

(Dollars in thousands, except per share data)

	September 30, 2003
	Actual	Pro Forma Adjustments	Pro Forma
ASSETS
Current assets:
Cash and cash equivalents	$586	$1,000	$1,586
Prepaids and other current assets	114	—	114

Total current assets	700	1,000	1,700

Property and equipment, net	25	—	25
Other assets	355	—	355

Total assets	$1,080	$1,000	$2,080

LIABILITIES, EXCHANGEABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$461	$—	$461
Accrued expenses	433	—	433
Current portion of notes payable	2,048	(2,048)	—

Total current liabilities	2,942	(2,048)	894
Long-term note payable to Elan	714	—	714
Series C redeemable convertible exchangeable preferred stock, 20,000 shares authorized; 12,015 shares issued and outstanding, actual (liquidation value of $14,503), no shares outstanding, pro forma	14,503	(14,503)	—

Total liabilities	18,159	(16,551)	1,608
Stockholders’ equity (deficit):
Preferred stock, $.01 par value per share, 3,000,000 shares authorized:
Series B nonredeemable convertible preferred stock, 600,000 shares authorized; 503,544 shares issued and outstanding, actual and pro forma	5	—	5
Common stock, $.001 par value per share, 80,000,000 and 350,000,000 shares authorized, actual and pro forma, respectively; 14,133,826 and 46,994,817 shares issued and outstanding, actual and pro forma, respectively	14	33	47
Additional paid-in capital	105,892	17,518	123,410
Restricted stock	(104)	—	(104)
Accumulated deficit	(122,886)	—	(122,886)

Total stockholders’ equity (deficit)	(17,079)	17,551	472

Total liabilities and stockholders’ equity (deficit)	$1,080	$1,000	$2,080

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Introduction

You should read the following discussion in conjunction with our consolidated financial statements and the notes appearing elsewhere in this Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of various factors, including those discussed in “Item 1 – Business – Risks Associated with Our Business” and elsewhere in this Form 10-K.

Overview

We are developing a series of catalytic antioxidant molecules to protect against the damaging effects of reactive oxygen derived molecules, commonly referred to as free radicals. Free radicals cause damage in a broad group of diseases and conditions. Our initial target application will be the use of our catalytic antioxidants for amyotrophic lateral sclerosis, also known as Lou Gehrig’s disease.

On November 20, 2003, Incara Pharmaceuticals stockholders approved the reorganization and merger of Incara Pharmaceuticals with and into Incara, Inc., pursuant to which Incara Pharmaceuticals stockholders became stockholders of Incara, Inc. The reorganization was completed on November 20, 2003 and Incara, Inc. changed its name to Incara Pharmaceuticals Corporation. There was no change in basis for the consolidated company.

In October 2003, CPEC, LLC licensed bucindolol, a drug being developed to treat heart failure, to ARCA Discovery, Inc. in return for possible future royalty and milestone payments. We own 35% of CPEC.

On October 31, 2002, we sold substantially all of the assets of Incara, Inc. and our liver cell therapy program for the treatment of liver failure. We recognized a gain of $1,912,000 on the sale. The financial operating results for this program have been restated and are presented as discontinued operations on the statements of operations.

In September 2002, as a result of unsatisfactory clinical trial results, we ended a Phase 2/3 clinical trial and the development of an ultra-low molecular weight heparin, known as deligoparin, for the treatment of ulcerative colitis, which was being developed in collaboration with Elan Corporation, plc, an Irish company, and its subsidiaries through our investee, Incara Development, Ltd. Elan and we terminated this collaboration in November 2003.

We had net losses attributable to common stockholders of $3,925,000 and $12,189,000 for the fiscal years ended September 30, 2003 and 2002, respectively. We had an accumulated deficit of $122,886,000 at September 30, 2003. We have not yet generated any revenue from product sales and do not expect to receive any product revenue in the foreseeable future, if at all.

Immediate Need for Funds

We have an immediate need to raise additional cash to continue operations, as without additional financing or other funding we will run out of cash at the end of December 2003. Our need for additional financing is discussed under “Liquidity and Capital Resources.”

Transactions with Elan Corporation, plc

In January 2001, we closed on a collaborative and financing transaction with Elan. As part of the transaction, Elan and we formed a Bermuda corporation, Incara Development, Ltd., to develop deligoparin. From inception through September 30, 2003, we owned all of the common stock and 60.2% of the non-voting preferred shares of Incara Development and Elan owned 39.8% of the non-voting preferred shares of Incara Development. As part of the transaction, Elan and we entered into license agreements under which we licensed to Incara Development deligoparin and Elan licensed to Incara Development a proprietary drug delivery technology.

As part of the transaction, Elan purchased 825,000 shares of our common stock, 28,457 shares of our Series B non-voting convertible preferred stock and a five-year warrant to purchase 22,191 shares of Series B preferred stock at an exercise price of $72.12 per share for an aggregate purchase price of $4,000,000. Each share of Series B preferred stock is convertible into ten shares of our common stock. Elan also purchased 12,015 shares of our Series C convertible exchangeable non-voting preferred stock with a face value of $1,000 per share, or a total of $12,015,000. We contributed to Incara Development the proceeds from the issuance of the Series C preferred stock to Elan in exchange for securities of Incara Development. Elan also contributed $2,985,000 to Incara

Development for its shares of preferred stock of Incara Development. In addition, Elan granted Incara Development a license to Elan’s proprietary drug delivery technology for a license fee of $15,000,000.

The Series C preferred stock carried a mandatory stock dividend of 7%, compounded annually and was convertible at Elan’s option into shares of our Series B convertible preferred stock. The Series C preferred stock was also exchangeable at the option of Elan at any time for all of the preferred stock of Incara Development held by us which, if exchanged, would have given Elan ownership of 100% of Incara Development’s preferred stock outstanding or 50% of the initial amount of combined common and preferred stock of Incara Development. Because the exchange feature allowed the Series C Stock to be redeemed for certain assets of Incara Pharmaceuticals, the Series C Stock was presented between liabilities and stockholders’ equity (deficit) at September 30, 2002. Because the Series C preferred stock was a redeemable preferred stock, it was classified as a liability at September 30, 2003, pursuant to FASB Statement No. 150. On November 20, 2003, the reorganization resulted in the automatic conversion of the Series C preferred stock into 2,255,332 shares of common stock.

As part of the initial transaction, Elan and we intended to fund Incara Development pro rata, based on our respective percentage ownership of the combined outstanding common and preferred stock of Incara Development. Of the outstanding combined common and non-voting preferred shares of Incara Development, we owned 80.1% and Elan owned 19.9% from inception through September 30, 2003. Subject to mutual agreement, Elan agreed to lend us up to $4,806,000 to fund our pro rata share of development funding for Incara Development. In return, we issued a convertible promissory note that bears interest at 10% compounded semi-annually on the amount outstanding thereunder. In October 2001 and February 2002, we borrowed from Elan $857,000 and $518,000, respectively, pursuant to the terms of the note arrangement with Elan. In February 2002, we, with Elan’s consent, converted the outstanding principal and accrued interest totaling $1,400,000 into 480,000 shares of common stock and 58,883 shares of our Series B preferred stock. In August 2002, we borrowed from Elan $638,000 pursuant to the terms of the note arrangement. The outstanding balance of the note payable was $714,000 as of September 30, 2003. The note is convertible at the option of Elan into shares of Series B preferred stock at $43.27 per share. The note will mature on December 21, 2006, when the outstanding principal plus accrued interest will be due and payable. We have the option to repay the note either in cash or in shares of Series B preferred stock and warrants having a then fair market value of the amount due.

For financial reporting purposes, the value recorded as our investment in Incara Development was the same as the proceeds we received from Elan to purchase the Series C preferred stock, which was $12,015,000. The acquired technology obtained by Incara Development from Elan for $15,000,000 was expensed at inception because the feasibility of using the acquired technology in conjunction with deligoparin had not been established and Incara Development had no alternative future use for the acquired technology. We immediately expensed as “Equity in loss of Incara Development” 100% of the write-off of the acquired technology, up to our initial investment. We recognized 100% of the net losses of Incara Development to the extent of our initial investment, and we recognized 80.1% of the subsequent net losses, which was the extent of our commitment to provide further financial support to fund those losses.

While we owned all of the outstanding common stock and 60.2% of the non-voting preferred stock of Incara Development, Elan retained significant minority investor rights, including 50% control of the management committee which oversaw the deligoparin program, that are considered “participating rights” as defined in the Emerging Issues Task Force Consensus No. 96-16. Accordingly, we did not consolidate the financial statements of Incara Development, but instead accounted for our investment in Incara Development under the equity method of accounting. Elan and we funded Incara Development on a pro rata basis based on the respective ownership of the combined outstanding common and preferred stock of Incara Development. In accordance with APB 18, we recognized 100% of the losses of Incara Development to the extent of our original investment, plus all subsequent losses of Incara Development to the extent that we have committed to provide further financial support to fund those losses. During the fiscal years ended September 30, 2003, 2002 and 2001, our equity in loss of Incara Development was $76,000, $1,040,000 and $12,650,000, respectively. The net loss for fiscal 2001 included $12,015,000 for our interest in the immediate write-off at inception of the technology acquired from Elan by Incara Development.

In September 2002, we announced that analysis of the results from the clinical trial of deligoparin for the treatment of ulcerative colitis showed that treatment with deligoparin did not meet the primary or secondary endpoints of the study. Although the drug appeared to be safe, the results of the trial did not justify further development of deligoparin for treatment of ulcerative colitis and the development of deligoparin was terminated. Elan and we terminated this collaboration in November 2003.

In May 2002, Elan purchased 416,204 shares of our Series B preferred stock for $3,000,000. Elan agreed that it would make additional equity investments in the future based upon the completion of various financial and clinical milestones related to Aeolus’ program for catalytic antioxidant compounds as adjunctive agents to cancer treatment. Elan received an exclusive option to negotiate commercialization or collaboration terms at a later phase relating to catalytic antioxidants being developed by Aeolus in the prevention and treatment of radiation-induced and chemotherapy-induced tissue damage. Elan and we terminated this collaboration in January 2003.

Results of Operation

Fiscal Year Ended September 30, 2003 Compared to Fiscal Year Ended September 30, 2002

We had a net loss attributable to common stockholders of $3,925,000 for the fiscal year ended September 30, 2003, versus a net loss attributable to common stockholders of $12,189,000 for fiscal 2002. The net loss for fiscal 2003 includes a $1,912,000 gain on the sale of our liver cell operations to Vesta Therapeutics, Inc. in October 2002. The results for fiscal 2003 and 2002 include costs of $38,000 and $3,657,000, respectively, for our discontinued liver cell program operations. Our loss from continuing operations was $4,850,000 and $7,645,000 for fiscal 2003 and 2002, respectively.

Because of our lack of financial resources during most of fiscal 2003, we reduced our research and development, or R&D, operating expenses by reducing our R&D staff, by reducing expenditures for sponsored research and consultants and by spending less on compound development. Our ongoing R&D expenses decreased $1,147,000, or 29%, to $2,780,000 for fiscal 2003 from $3,927,000 for fiscal 2002. R&D expenses relate to our catalytic antioxidant program, which is in the preclinical stage. R&D expenses for our antioxidant program totaled $16,810,000 from inception through September 30, 2003. Because of the uncertainty of our research and development and clinical studies, we are unable to predict the anticipated program completion date. We expect substantial expenses in the R&D area during the next several years. Our ongoing cash requirements will depend on numerous factors, particularly the progress of our R&D programs and our ability to negotiate and complete collaborative agreements. We are unable to predict the level of spending until near the end of the various programs because of the uncertainty of our research and development and clinical study programs.

General and administrative, or G&A, expenses decreased $753,000, or 27%, to $2,025,000 for fiscal 2003 from $2,778,000 for fiscal 2002. G&A expenses are lower this year because we reduced operating expenses due to our lack of financial resources and because the prior year’s expenses included higher costs associated with financing, investor relations activities and employee compensation.

On October 31, 2002, we sold substantially all of the assets of Incara, Inc. and our liver cell therapy program to Vesta and recognized a gain of $1,912,000 on the sale. We received a right to royalties on products developed using intellectual property transferred to Vesta and proceeds of $3,422,000, which consisted of $2,955,000 of cash payments and $467,000 of reduction in our notes payable and capital lease obligations. As part of the transaction, we sold to Vesta property and equipment with a net book value of $572,000 and assigned certain related licenses and other agreements to Vesta. We wrote off $492,000 for impaired laboratory facilities and established a reserve of $446,000 for the future net rent costs of our laboratory facility. Net expenses of the liver cell program of $38,000 and $3,657,000 for fiscal 2003 and 2002, respectively, are shown as discontinued operations on the statements of operations. R&D expenses for the liver cell program totaled $10,509,000 from inception through September 30, 2003. Vesta assumed responsibility for the liver program’s operating expenses beginning in October 2002.

Our expenses associated with Incara Development and development of deligoparin are included in “Equity in loss of Incara Development.” For fiscal 2003 and 2002, our equity in loss of Incara Development was $76,000 and $1,040,000, respectively. The expenses for fiscal 2002 include costs associated with our Phase 2/3 clinical trial of deligoparin for the treatment of inflammatory bowel disease, which Incara Development ended in September 2002 along with the development of deligoparin, due to an analysis of the clinical trial results, which showed that treatment with deligoparin did not meet the primary or secondary endpoints of the study.

Other income of $223,000 for fiscal 2003 represents sublease rental income related to our laboratory facility. Other income of $150,000 for fiscal 2002 represents proceeds from the sale of trademarks.

We accreted $949,000 and $887,000 of dividends on our Series C preferred stock during fiscal 2003 and 2002, respectively.

Fiscal Year Ended September 30, 2002 Compared to Fiscal Year Ended September 30, 2001

We incurred net losses attributable to common stockholders of $12,189,000 and $22,865,000 for the fiscal years ended September 30, 2002 and 2001, respectively. The net loss for the fiscal year ended September 30, 2001 included a $767,000 gain recognized on the settlement of a disputed accrued liability for a discontinued program and equity in loss of Incara Development of $12,650,000.

R&D expenses from continuing operations decreased $1,105,000, or 22%, to $3,927,000 for fiscal 2002 from $5,032,000 for fiscal 2001.

R&D expenses for our antioxidant program decreased $530,000, or 18%, to $2,413,000 for fiscal 2002 from $2,943,000 for fiscal 2001. R&D expenses were less in fiscal 2002 due to lower preclinical testing and sponsored research expenses. R&D expenses for the antioxidant program have totaled $14,030,000 from inception through September 30, 2002. In May 2002, we entered into a collaborative arrangement with Elan to develop these compounds as adjunctive therapies in cancer treatment, which collaboration Elan and we terminated in January 2003.

In January 2001, we transferred the rights to deligoparin, our heparin compound being developed for inflammatory bowel disease, to Incara Development. In January 2001, we also initiated a Phase 2/3 clinical trial in patients with ulcerative colitis, a form of inflammatory bowel disease. R&D expenses for deligoparin incurred prior to December 21, 2000 were on behalf of us, while costs for deligoparin incurred thereafter were on behalf of Incara Development. Prior to the formation of Incara Development, R&D expenses totaled $3,275,000 on the deligoparin project, including $335,000 in fiscal 2001. Amounts billable to Incara Development for deligoparin for expenses incurred and work performed by us are netted against R&D expenses. Subsequent to our investment in Incara Development, our expenses associated with deligoparin development flow through “Equity in loss of Incara Development.” Our equity in loss of Incara Development was $1,040,000 and $12,650,000 during fiscal years 2002 and 2001, respectively. The net loss for fiscal 2001 included $12,015,000 for our interest in the immediate write-off at inception of the technology contributed by Elan to Incara Development. Elan and we terminated the deligoparin program in September 2002 and our collaboration in November 2003.

Other R&D expenses represent costs associated with general research and development that are not directly chargeable to a program and management time for the discontinued liver cell therapy program.

G&A expenses decreased $279,000, or 9%, to $2,778,000 for fiscal 2002 from $3,057,000 for fiscal 2001. These decreases resulted primarily from lower employee bonus payments in fiscal 2002, offset by higher financial advisor costs.

Expenses for our preclinical liver cell therapy program that was sold in October 2002 are included in discontinued operations. Expenses for fiscal 2002 were $3,657,000, which was $1,193,000, or 48%, higher than the $2,464,000 incurred in fiscal 2001. Expenses were higher in fiscal 2002 due to increased activity in the program and the establishment of our laboratory facility in the last quarter of fiscal 2001. We incurred increases in personnel, laboratory supplies, facility costs and process development. R&D expenses for this program totaled $10,471,000 from inception through September 30, 2002.

We accreted $887,000 and $652,000 of dividends on our Series C preferred stock during fiscal years 2002 and 2001, respectively.

Liquidity and Capital Resources

At September 30, 2003, we had $586,000 of cash, an increase of $377,000 from September 30, 2002. The increase was primarily due to proceeds received from the sale of our liver cell program and our July 2003 financing, offset by operating expenses. In an effort to conserve cash, we reduced our headcount and most employees, including all senior officers, deferred salaries from February 1, 2003 through July 31, 2003. In conjunction with the financing in July 2003, employees agreed that obligations for deferred employee salaries of $718,000 would be cancelled. Previously accrued bonuses of $520,000 were also cancelled. In July 2003, in connection with the pending reorganization and the forgiveness of salaries by employees, the Board of Directors granted employees options to purchase 12,905,156 shares of common stock. We incurred a noncash expense of $1,120,000 for the fair market value of the stock options granted in connection with salaries and bonuses cancelled. The officers and employees also agreed to salary reductions averaging 26% beginning in August 2003.

On July 28, 2003, we closed on a bridge loan facility of $3,000,000. We borrowed $2,000,000 of this loan facility prior to September 30, 2003 and the remaining $1,000,000 in October and November 2003. This gives us financial resources to conduct operations only through December 2003. We are seeking to raise additional funds for operations from current stockholders and other potential investors. Because of our limited cash position, we have received a going concern opinion from our independent auditors.

On September 16, 2003, we entered into an agreement with Goodnow Capital for up to an additional $5,000,000 in funding, subject to satisfactory completion of a toxicology study and additional closing conditions. We are currently conducting the toxicology studies necessary to meet the funding conditions. With the additional $5,000,000 financing, we believe we would have sufficient funds to continue operations through fiscal 2004; however, there are conditions that must be met and we might not receive all of these funds. The $5,000,000 note will be secured by all of our assets.

The $3,000,000 bridge loan and the outstanding shares of Series C preferred stock were converted into our common stock in the reorganization completed on November 20, 2003.

During fiscal 2003, we incurred operational expenses of $4,805,000. We anticipate our net operational costs will increase during fiscal 2004 and for the foreseeable future as we utilize the proceeds from our recent financing to continue and expand our operations, although our ongoing cash requirements will depend on numerous factors, particularly the progress of our catalytic antioxidant program and our ability to negotiate and complete collaborative agreements. In order to fund our on-going operating cash requirements, we intend to try to sell additional shares of our stock and establish new collaborations for our antioxidant research program that include initial cash payments and on-going research support.

There are uncertainties as to all of these potential sources of capital. Our access to capital might be restricted because we might not be able to enter into any collaboration on terms acceptable or favorable to us due to conditions in the pharmaceutical industry or in the economy in general or based on the prospects of our catalytic antioxidant program. Even if we are successful in obtaining a collaboration for our antioxidant program, we might have to relinquish rights to technologies, product candidates or markets that we might otherwise develop ourselves.

Similarly, due to market conditions, the illiquid nature of our stock, and other possible limitations on stock offerings, we might not be able to sell additional securities under these arrangements, or raise other funds on terms acceptable or favorable to us. At times it is difficult for small biotechnology companies such as us to raise funds in the equity markets. Any additional equity financing, if available, would likely result in substantial dilution to our stockholders.

In January 2001, we sold shares of our Series C preferred stock to Elan. The Series C preferred stock was exchangeable at the option of Elan for all of the preferred stock of Incara Development held by us which, if exchanged, would have given Elan ownership of 100% of Incara Development’s preferred stock or 50% of the initial amount of combined common and preferred stock of Incara Development. The Series C preferred stock was convertible by Elan into shares of our Series B preferred stock at the rate of $64.90 per share. At September 30, 2003, the accreted value of the Series C preferred stock was $14,503,000. As part of the reorganization on November 20, 2003, all shares of the Series C preferred stock and accrued dividends were converted into 2,255,332 shares of common stock at the rate of $6.49 per common share.

At September 30, 2003, we had debt obligations of $2,048,000 due in December 2003 and debt obligations of $714,000 due in December 2006. In December 1999, we sold IRL, our anti-infectives division, to a private pharmaceutical company. As of September 30, 2003, we remained contingently liable through May 2007 for a lease obligation of approximately $4,466,000 assumed by the purchaser on the former IRL facility in Cranbury, New Jersey. In addition, we also had contractual commitments to pay $1,165,000 of future lease obligations for our administrative office and laboratory facilities, of which $388,000 has been accrued. Non-cancelable future minimum lease payments under this lease were as follows at September 30, 2003:

Payments due during:
Fiscal year ending September 30, 2004	$414,000
Fiscal year ending September 30, 2005	425,000
Fiscal year ending September 30, 2006	326,000

Total minimum lease payments	$1,165,000

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles, which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, judgments and the policies underlying these estimates on a periodic basis as the situation changes, and regularly discuss financial events, policies, and issues with our independent accountants and members of our audit committee. We routinely evaluate our estimates and policies regarding revenue recognition; clinical trial, preclinical, manufacturing and patent related liabilities; license obligations; inventory; intangible assets; and deferred tax assets.

We generally enter into contractual agreements with third-party vendors to provide clinical, preclinical and manufacturing services in the ordinary course of business. Many of these contracts are subject to milestone-based invoicing and the contract could extend over several years. We record liabilities under these contractual commitments when we determine an obligation has been incurred, regardless of the timing of the invoice. Patent related liabilities are recorded based upon various assumptions or events that we believe are the most reasonable to each individual circumstance, as well as based upon historical experience. License milestone liabilities and the related expense are recorded when the milestone criterion achievement is probable. We have not recognized any assets for inventory, intangible items or deferred taxes as we have yet to receive regulatory approval for any of our compounds. Any potential asset that could be recorded in regards to any of these items is fully reserved. In all cases, actual results may differ from our estimates under different assumptions or conditions.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

See Index to Financial Statements on page F-1.

Item 9. Changes in and Disagreements on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

(a) As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures required by Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

(b) There have been no significant changes in the Company’s internal controls or in other factors that materially affected or could materially affect these controls subsequent to the date of their evaluation.

PART III

Certain information required by Part III is omitted from this report because the Registrant will file a definitive proxy statement for its 2004 Annual Meeting of Stockholders (the “Proxy Statement”) within 120 days after the end of its fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, and the information included therein is incorporated herein by reference to the extent provided below.

Item 10. Directors and Executive Officers of the Registrant.

The information required by Item 10 of Form 10-K concerning the Registrant’s directors is incorporated by reference to the information under the heading “Election of Directors” in the Proxy Statement. The information required by Item 10 of Form 10-K concerning the Registrant’s executive officers is set forth under the heading “Executive Officers” located at the end of Part I of this Form 10-K.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

In December 2002, a Form 4 for the sale of shares of stock by Mr. Love was received by the SEC one day late because an ice storm delayed pick-up of the Form 4 by the overnight shipping service. To the Company’s knowledge, there were no other reports required under Section 16(a) of the Securities Exchange Act of 1934 that were not timely filed during the fiscal year ended September 30, 2003.

Code of Ethics.

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The Company has posted the text of such code of ethics on its Internet website. Our website address is www.incara.com.

Item 11. Executive Compensation.

The information required by Item 11 of Form 10-K is incorporated by reference to the information under the headings “Proposal No. 1 – Election of Directors – Information Concerning the Board of Directors and Its Committees”, “Other Information – Compensation of Executive Officers”, “ – Compensation of Directors”, “ – Report of the Compensation Committee on Executive Compensation”, “ – Compensation Committee Interlocks and Insider Participation” and “Performance Graph” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 of Form 10-K is incorporated by reference to the information under the heading “Other Information – Principal Stockholders” in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

The information required by Item 13 of Form 10-K is incorporated by reference to the information under the heading “Other Information – Certain Transactions” in the Proxy Statement.

Item 14. Independent Auditors Fees and Services.

The information required by Item 14 is incorporated by reference to the information under the heading “Independent Auditor – Fees” in the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following financial statements, financial statement schedules and exhibits are filed as part of this report or incorporated herein by reference:

(1)	Financial Statements.

See Index to Consolidated Financial Statements on page F-1.

(2)	Financial Statement Schedules.

All financial statement schedules for which provision is made in Regulation S-X are omitted because they are not required under the related instructions, are inapplicable, or the required information is given in the financial statements, including the notes thereto.

(3)	Exhibits.

		Incorporated by Reference To
Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

2.1	Agreement and Plan of Merger and Reorganization dated September 16, 2003 between Incara, Inc. and Incara Pharmaceuticals Corporation	S-4	09/19/03	2.1

3.1	Certificate of Incorporation, as amended	S-4	09/19/03	3.1

3.2	Bylaws	S-4	09/19/03	3.2

4.1	Form of Common Stock Certificate	S-4	09/19/03	4.1

4.3	Warrant to Purchase Shares of Series B Preferred Stock issued to Elan International Services, Ltd.	10-Q	12/31/00	4.3

4.4	Form of Warrant issued to investors in August 2001.	S-1	08/02/01	4.4

4.5	Warrant to Purchase Common Stock of Incara Pharmaceuticals Corporation dated July 11, 2003 issued to W. Ruffin Woody, Jr.	10-Q	06/30/03	4.5

4.6	Warrant dated September 16, 2003 issued by Incara, Inc. to Goodnow Capital, L.L.C.	S-4	09/19/03	4.6

4.7	Warrant dated September 16, 2003 issued by Incara Pharmaceuticals Corporation to Goodnow Capital, L.L.C.	S-4	09/19/03	4.7

4.8	Form of Series B Preferred Stock Certificate	S-4	09/19/03	4.8

10.4*	License Agreement between Duke University and Aeolus Pharmaceuticals, Inc., dated July 21, 1995	S-1	12/08/95	10.4

10.12	Incara Pharmaceuticals Corporation 1995 Employee Stock Purchase Plan, as amended	S-8	08/22/02	10.12

10.23	Sponsored Research Agreement between The University of North Carolina at Chapel Hill and Renaissance Cell Technologies, Inc. dated September 4, 1997	10-K	09/30/97	10.23

10.24	Sponsored Research Agreement between National Jewish Medical and Research Center and Aeolus Pharmaceuticals, Inc., dated September 11, 1997	10-K	09/30/97	10.24

10.31	Lease Agreement dated September 19, 1996, as amended, between Cedar Brook Corporate Center, L.P. and Transcell Technologies, Inc., as assigned to Intercardia, Inc. effective May 8, 1998	10-Q	06/30/98	10.31

10.34*	License, Development, Marketing and Clinical Trials Supply Agreement between Opocrin S.p.A. and Intercardia, Inc., dated July 20, 1998	10-K	09/30/98	10.34

10.40	Exchange Agreement dated July 15, 1999, between Intercardia, Inc. and Interneuron Pharmaceuticals, Inc.	8-K	07/23/99	10.40

10.41	Registration Rights Agreement dated July 15, 1999, between Interneuron Pharmaceuticals, Inc. and Intercardia, Inc.	8-K	07/23/99	10.41

10.42	Amended and Restated Limited Liability Company Agreement of CPEC LLC dated July 15, 1999, among CPEC LLC, Intercardia, Inc. and Interneuron Pharmaceuticals, Inc.	8-K	07/23/99	10.42

10.43	Assignment, Assumption and License Agreement dated July 15, 1999, between CPEC LLC and Intercardia, Inc.	8-K	07/23/99	10.43

		Incorporated by Reference To
Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

10.44	Incara Pharmaceuticals Corporation 1999 Equity Incentive Plan, as amended	S-8	09/09/02	10.44

10.47	Form of Severance Agreement dated September 23, 1999 with Clayton I. Duncan, Richard W. Reichow, David P. Ward, John P. Richert and W. Bennett Love	10-K	09/30/99	10.47

10.49*	License Agreement dated August 23, 1999 between The University of North Carolina at Chapel Hill and Renaissance Cell Technologies, Inc.	10-Q	03/31/00	10.49

10.50*	License Agreement, effective July 1996, between Albert Einstein College of Medicine of Yeshiva University and Renaissance Cell Technologies, Inc.	10-Q	03/31/00	10.50

10.53	Employment Agreement between Clayton I. Duncan and Incara Pharmaceuticals Corporation, dated December 11, 2000	10-K	09/30/00	10.53

10.55	Securities Purchase Agreement among Incara Pharmaceuticals Corporation, Elan International Services, Ltd. and Elan Pharma International Limited dated as of December 21, 2000	8-K	01/29/01	10.55

10.56*	License Agreement dated November 17, 2000 between National Jewish Medical and Research Center and Aeolus Pharmaceuticals, Inc.	10-Q	12/31/00	10.56

10.57	Office Lease between Highwoods Realty Limited Partnership and Incara Pharmaceuticals Corporation, dated January 25, 2001	10-Q	12/31/00	10.57

10.58*	Subscription, Joint Development and Operating Agreement dated January 19, 2001 among Elan Corporation, plc, Elan Pharma International Ltd., Elan International Services, Ltd., Incara Pharmaceuticals Corporation and Incara Development, Ltd.	10-Q	12/31/00	10.58

10.59*	License Agreement dated January 19, 2001 between Incara Pharmaceuticals Corporation and Incara Development, Ltd.	10-Q	12/31/00	10.59

10.60*	License Agreement dated January 19, 2001 between Elan Corporation, plc, Elan Pharma International Ltd. and Incara Development, Ltd.	10-Q	12/31/00	10.60

10.61	Convertible Promissory Note dated December 21, 2000 issued by Incara Pharmaceuticals Corporation to Elan Pharma International Ltd.	10-Q	12/31/00	10.61

10.62	Registration Rights Agreement dated December 21, 2000 among Incara Pharmaceuticals Corporation, Elan International Services, Ltd. and Elan Pharma International Ltd.	10-Q	12/31/00	10.62

10.63	Incara Pharmaceuticals Corporation 1994 Stock Option Plan, as amended	S-8	08/22/02	10.63

10.64	Agreement and Amendment, effective as of January 22, 2001, by and among Incara Pharmaceuticals Corporation, Elan International Services, Ltd. and Elan Pharma International Limited	10-Q	03/31/01	10.64

10.65	Second Agreement and Amendment, effective as of January 22, 2001, by and among Incara Pharmaceuticals Corporation, Elan International Services, Ltd. and Elan Pharma International Limited	10-Q	03/31/01	10.65

10.66	Third Agreement and Amendment, effective as of January 22, 2001, by and among Incara Pharmaceuticals Corporation, Elan International Services, Ltd. and Elan Pharma International Limited	8-K	06/01/01	10.66

10.71	Amendment No. 5, effective June 30, 2001, to Sponsored Research Agreement between the University of North Carolina at Chapel Hill and Incara Cell Technologies, Inc.	10-Q	06/30/01	10.71

10.72	Amendment 5, effective as of July 1, 2001, to Sponsored Research Agreement between National Jewish Medical and Research Center and Aeolus Pharmaceuticals, Inc.	10-Q	06/30/01	10.72

10.73	Master Loan and Security Agreement between Transamerica Technology Finance Corporation, Incara Pharmaceuticals Corporation, Aeolus Pharmaceuticals, Inc. and Incara Cell Technologies, Inc., dated October 31, 2001	10-K	09/30/01	10.73

10.74	Commencement Agreement and Lease Amendment Number One, dated November 1, 2001, to Office Lease between Highwoods Realty Limited Partnership and Incara Pharmaceuticals Corporation	10-K	09/30/01	10.74

		Incorporated by Reference To
Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

10.75	Agreement and Fourth Amendment, effective February 13, 2002, by and among Incara Pharmaceuticals Corporation, Elan International Services, Ltd., Elan Pharma International Limited and Elan Pharmaceutical Investments III, Ltd.	10-Q	12/31/01	10.75

10.76	Employment Agreement between W. Bennett Love and Incara Pharmaceuticals Corporation, dated April 1, 2002	10-Q	03/31/02	10.76

10.77	Employment Agreement between Richard W. Reichow and Incara Pharmaceuticals Corporation, dated April 2, 2002	10-Q	03/31/02	10.77

10.78	Employment Agreement between David P. Ward and Incara Pharmaceuticals Corporation, dated April 2, 2002	10-Q	03/31/02	10.78

10.79	Employment Agreement between John P. Richert and Incara Pharmaceuticals Corporation, dated April 2, 2002	10-Q	03/31/02	10.79

10.80	Employment Agreement between Mark E. Furth and Incara Pharmaceuticals Corporation, dated May 8, 2002	10-Q	03/31/02	10.80

10.82*	License Agreement dated June 25, 1998 between Duke University and Aeolus Pharmaceuticals, Inc.	10-Q	03/31/02	10.82

10.83*	License Agreement dated May 7, 2002 between Duke University and Aeolus Pharmaceuticals, Inc.	10-Q	03/31/02	10.83

10.84*	Securities Purchase Agreement dated as of May 15, 2002, among Incara Pharmaceuticals Corporation, Aeolus Pharmaceuticals, Inc., Elan Pharma International Limited and Elan International Services, Ltd.	8-K	07/03/02	10.84

10.85*	Development and Option Agreement dated May 15, 2002, among Elan Pharma International Limited, Incara Pharmaceuticals Corporation and Aeolus Pharmaceuticals, Inc.	8-K	07/03/02	10.85

10.86	Amended and Restated Registration Rights Agreement dated as of May 15, 2002, among Incara Pharmaceuticals Corporation, Elan International Services, Ltd. and Elan Pharma International Limited	8-K	07/03/02	10.86

10.87	Amendment No. 1 to License Agreement dated May 14, 2002, between Aeolus Pharmaceuticals, Inc. and Duke University (amending License Agreement dated July 21, 1995)	8-K	07/03/02	10.87

10.88	Amendment No. 1 to License Agreement dated May 14, 2002, between Aeolus Pharmaceuticals, Inc. and Duke University (amending License Agreement dated June 25, 1998)	8-K	07/03/02	10.88

10.89	Amendment No. 1 to License Agreement dated May 14, 2002, between Aeolus Pharmaceuticals, Inc. and National Jewish Medical and Research Center (amending License Agreement dated November 17, 2000)	8-K	07/03/02	10.89

10.90	Amendment No. 7, effective June 30, 2002 to Sponsored Research Agreement between the University of North Carolina at Chapel Hill and Incara Cell Technologies, Inc.	10-Q	06/30/02	10.90

10.91*	Asset Purchase Agreement dated October 21, 2002 between Incara Cell Technologies, Inc. and Vesta Therapeutics, Inc.	8-K	10/24/02	10.91

10.92	Amendment No. 1 dated October 30, 2002 to Asset Purchase Agreement between Incara Cell Technologies, Inc. and Vesta Therapeutics, Inc.	8-K	11/11/02	10.92

10.94	Severance Agreement between Richard E. Gammans, Sr., Ph.D. and Incara Pharmaceuticals Corporation, dated September 29, 2000	10-Q	12/31/02	10.94

10.95	Employment Agreement between Richard E. Gammans, Sr., Ph.D. and Incara Pharmaceuticals Corporation, dated March 7, 2003	10-Q	03/31/03	10.95

10.96	Secured Convertible Promissory Note dated July 11, 2003 issued by Incara Pharmaceuticals Corporation to W. Ruffin Woody, Jr.	10-Q	06/30/03	10.96

10.97	Convertible Secured Promissory Note dated July 28, 2003 issued by Incara, Inc. to Goodnow Capital, Inc.	10-Q	06/30/03	10.97

10.98	Guaranty dated July 28, 2003 issued by Incara Pharmaceuticals Incorporation to Goodnow Capital, Inc.	10-Q	06/30/03	10.98

10.99	Security Agreement dated July 28, 2003 issued by Incara Pharmaceuticals Incorporation to Goodnow Capital, Inc.	10-Q	06/30/03	10.90

10.100	Debenture and Warrant Purchase Agreement dated September 16, 2003 among Incara Pharmaceuticals Corporation, Incara, Inc. and Goodnow Capital, L.L.C.	S-4	09/19/03	10.100

Incorporated by Reference To
Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

10.101	Registration Rights Agreement dated September 16, 2003 among Incara Pharmaceuticals Corporation, Incara, Inc. and Goodnow Capital, L.L.C.	S-4	09/19/03	10.101

21.1	List of Subsidiaries				X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Auditors				X

23.2	Consent of PricewaterhouseCoopers LLP, Independent Auditors				X

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)				X

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)				X

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

*	confidential treatment granted

(b)	Reports on Form 8-K.

(1)	Filed July 30, 2003 to report $3,000,000 bridge loan facility and proposed reorganization.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INCARA PHARMACEUTICALS CORPORATION

By:	/s/ CLAYTON I. DUNCAN

Clayton I. Duncan President and Chief Executive Officer

Date: December 17, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ CLAYTON I. DUNCAN Clayton I. Duncan	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	December 17, 2003

/s/ RICHARD W. REICHOW Richard W. Reichow	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	December 17, 2003

/s/ EUGENE J. MCDONALD Eugene J. McDonald	Director	December 17, 2003

/s/ STEPHEN M. PRESCOTT Stephen M. Prescott	Director	December 17, 2003

/s/ EDGAR H. SCHOLLMAIER Edgar H. Schollmaier	Director	December 17, 2003

/s/ DAVID B. SHARROCK David B. Sharrock	Director	December 17, 2003

INDEX TO FINANCIAL STATEMENTS

Incara Pharmaceuticals Corporation

Report of Independent Auditors	F-2
Consolidated Balance Sheets - As of September 30, 2003 and 2002	F-3
Consolidated Statements of Operations - For the fiscal years ended September 30, 2003, 2002 and 2001	F-4
Consolidated Statements of Stockholders’ Equity (Deficit) - For the fiscal years ended September 30, 2003, 2002 and 2001	F-5
Consolidated Statements of Cash Flows - For the fiscal years ended September 30, 2003, 2002 and 2001	F-6
Notes to Consolidated Financial Statements	F-7

Incara Development, Ltd.

Report of Independent Auditors	F-22
Balance Sheets – As of September 30, 2003 and 2002	F-23

Statements of Operations – For the fiscal years ended September 30, 2003 and 2002, the period from inception on January 5, 2001 through September 30, 2001 and the period from inception on January 5, 2001 through September 30, 2003

F-24

Statements of Stockholders’ Deficit – For the fiscal years ended September 30, 2003 and 2002, the period from inception on January 5, 2001 through September 30, 2001 and the period from inception on January 5, 2001 through September 30, 2003

F-25

Statements of Cash Flows – For the fiscal years ended September 30, 2003 and 2002, the period from inception on January 5, 2001 through September 30, 2001 and the period from inception on January 5, 2001 through September 30, 2003

F-26
Notes to Financial Statements	F-27

REPORT OF INDEPENDENT AUDITORS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

INCARA PHARMACEUTICALS CORPORATION

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Incara Pharmaceuticals Corporation and its subsidiaries (the “Company”) at September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP

Raleigh, North Carolina

December 5, 2003

INCARA PHARMACEUTICALS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	September 30,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$586	$209
Accounts receivable from Incara Development	—	293
Prepaids and other current assets	114	91

Total current assets	700	593
Property and equipment, net	25	680
Equipment of discontinued operations held for sale, net	—	572
Other assets	355	356

Total assets	$1,080	$2,201

LIABILITIES, EXCHANGEABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$461	$1,368
Accrued expenses	45	377
Reserve for liabilities of discontinued operations	388	—
Accumulated losses of Incara Development in excess of investment	—	245
Current portion of notes payable	2,048	144
Current portion of capital lease obligations	—	49

Total current liabilities	2,942	2,183
Long-term note payable to Elan	714	647
Long-term portion of other notes payable	—	297
Series C redeemable convertible exchangeable preferred stock	14,503	—

Total liabilities	18,159	3,127
Series C redeemable convertible exchangeable preferred stock, 20,000 shares authorized, 12,015 shares issued and outstanding	—	13,554
Stockholders’ equity (deficit):
Preferred stock, $.01 par value per share, 3,000,000 shares authorized:
Series B nonredeemable convertible preferred stock, 600,000 shares authorized; 503,544 shares issued and outstanding as of September 30, 2003 and 2002	5	5
Common stock, $.001 par value per share, 80,000,000 shares authorized; 14,133,826 and 14,095,331 shares issued and outstanding at September 30, 2003 and 2002, respectively	14	14
Additional paid-in capital	105,892	104,679
Unvested restricted stock	(104)	(217)
Accumulated deficit	(122,886)	(118,961)

Total stockholders’ deficit	(17,079)	(14,480)

Total liabilities and stockholders’ deficit	$1,080	$2,201

The accompanying notes are an integral part of these consolidated financial statements.

INCARA PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Year Ended September 30,
	2003	2002	2001
Costs and expenses:
Research and development	$2,780	$3,927	$5,032
General and administrative	2,025	2,778	3,057

Total costs and expenses	4,805	6,705	8,089

Loss from operations	(4,805)	(6,705)	(8,089)
Equity in loss of Incara Development	(76)	(1,040)	(12,650)
Interest income (expense), net	(192)	(50)	223
Other income	223	150	767

Loss from continuing operations	(4,850)	(7,645)	(19,749)
Discontinued operations	(38)	(3,657)	(2,464)
Gain on sale of discontinued operations	1,912	—	—

Net loss	(2,976)	(11,302)	(22,213)
Preferred stock dividend and accretion	(949)	(887)	(652)

Net loss attributable to common stockholders	$(3,925)	$(12,189)	$(22,865)

Net loss per common share (basic and diluted):
Loss from continuing operations available to common stockholders	$(0.43)	$(0.66)	$(2.48)

Discontinued operations	$—	$(0.28)	$(0.30)

Gain on sale of discontinued operations	$0.14	$—	$—

Net loss attributable to common stockholders	$(0.29)	$(0.94)	$(2.78)

Weighted average common shares outstanding:
Basic and diluted	13,645	12,962	8,233

The accompanying notes are an integral part of the consolidated financial statements.

INCARA PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Dollars in thousands)

	Common Stock		Series B Preferred Stock		Additional Paid-in Capital			Total Stockholders’ Equity (Deficit)
	Number of Shares	Par Value	Number of Shares	Par Value		Restricted Stock	Accumulated Deficit
Balance at September 30, 2000	7,365,849	$7	—	$—	$88,951	$(239)	$(83,907)	$4,812
Sale of common stock and Series B preferred stock and warrants to Elan, net of issuance costs of $25	825,000	1	28,457	1	3,973	—	—	3,975
Sale of common stock pursuant to stock offering, net of issuance costs of $556	4,323,044	5	—	—	6,418	—	—	6,423
Series C preferred stock dividends and accretion	—	—	—	—	—	—	(652)	(652)
Exercise of common stock options	27,360	—	—	—	13	—	—	13
Proceeds from offerings of Employee Stock Purchase Plan	58,449	—	—	—	89	—	—	89
Stock-based compensation and amortization of Restricted Stock	—	—	—	—	83	117	—	200
Restricted Stock forfeited	(22,784)	—	—	—	(10)	10	—	—
Net shares of common stock issued for settlement of accrued liability	140,175	—	—	—	333	—	—	333
Net loss for the fiscal year ended September 30, 2001	—	—	—	—	—	—	(22,213)	(22,213)

Balance at September 30, 2001	12,717,093	13	28,457	1	99,850	(112)	(106,772)	(7,020)
Sale of Series B preferred stock to Elan, net of issuance costs of $20	—	—	416,204	4	2,976	—	—	2,980
Conversion of note payable to Elan to common stock and Series B preferred stock	480,000	—	58,883	—	1,400	—	—	1,400
Series C preferred stock dividends and accretion	—	—	—	—	—	—	(887)	(887)
Proceeds from offerings of Employee Stock Purchase Plan	86,488	—	—	—	37	—	—	37
Restricted Stock sold to employees and consultant	711,750	1	—	—	252	(252)	—	1
Stock-based compensation and amortization of Restricted Stock	100,000	—	—	—	164	147	—	311
Net loss for the fiscal year ended September 30, 2002	—	—	—	—	—	—	(11,302)	(11,302)

Balance at September 30, 2002	14,095,331	14	503,544	5	104,679	(217)	(118,961)	(14,480)
Series C preferred stock dividends and accretion	—	—	—	—	—	—	(949)	(949)
Proceeds from offerings of Employee Stock Purchase Plan	38,295	—	—	—	2	—	—	2
Sale of common stock	200	—	—	—	—	—	—	—
Warrants issued in conjunction with notes payable	—	—	—	—	91	—	—	91
Stock-based compensation and amortization of Restricted Stock	—	—	—	—	1,120	113	—	1,233
Net loss for the fiscal year ended September 30, 2003	—	—	—	—	—	—	(2,976)	(2,976)

Balance at September 30, 2003	14,133,826	$14	503,544	$5	$105,892	$(104)	$(122,886)	$(17,079)

The accompanying notes are an integral part of the consolidated financial statements.

INCARA PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended September 30,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(2,976)	$(11,302)	$(22,213)
Loss from discontinued operations	38	3,657	2,464
Gain on sale of discontinued operations	(1,912)	—	—

Loss from continuing operations	(4,850)	(7,645)	(19,749)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	160	381	164
Loss from discontinued operations	(38)	(3,657)	(2,464)
Noncash compensation	1,218	147	200
Noncash interest and financing costs	186	112	—
Noncash consulting and license fee	15	87	—
Equity in loss of Incara Development	112	1,288	12,984
Gain on sale of equipment	(21)	—	—
Gain on settlement of accrued liability	—	—	(767)
Change in assets and liabilities:
Accounts receivable from Incara Development	(64)	854	(1,147)
Prepaids and other assets	(22)	90	(300)
Accounts payable and accrued expenses	(1,298)	(215)	839

Net cash used in operating activities	(4,602)	(8,558)	(10,240)

Cash flows from investing activities:
Proceeds from sale of discontinued operations	3,422	—	—
Distribution from CPEC LLC	—	140	—
Investment in Incara Development	—	(2,013)	—
Proceeds from sale of equipment	25	—	—
Proceeds from sales and maturities of marketable securities	—	—	4,678
Purchases of property and equipment	—	(260)	(1,312)

Net cash provided by (used by) investing activities	3,447	(2,133)	3,366

Cash flows from financing activities:
Proceeds from notes payable, net of issuance costs	2,020	2,578	—
Proceeds from issuance of common stock and warrants	2	38	9,070
Proceeds from issuance of Series B preferred stock and warrants	—	2,980	1,430
Principal payments on notes payable	(441)	(124)	(27)
Principal payments on capital lease obligations	(49)	(25)	(23)

Net cash provided by financing activities	1,532	5,447	10,450

Net increase (decrease) in cash and cash equivalents	377	(5,244)	3,576
Cash and cash equivalents at beginning of year	209	5,453	1,877

Cash and cash equivalents at end of year	$586	$209	$5,453

Supplemental disclosure of cash flow information:
Cash payments of interest	$10	$59	$15
Supplemental disclosure of non-cash investing and financing activities:
Series C preferred stock dividend accreted	$949	$887	$652
Series C preferred stock issued for investment in Incara Development	$—	$—	$12,015
Issuance of Restricted Stock	$—	$252	$—
Equity issued in exchange for note payable and interest	$—	$1,400	$—
Common stock issued in settlement of accrued liability	$—	$—	$416
Retirement of common stock in connection with settlement of accrued liability	$—	$—	$83
Restricted Stock forfeited	$—	$—	$10
Property and equipment acquired through financing arrangements	$—	$33	$—

The accompanying notes are an integral part of the consolidated financial statements.

INCARA PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	NATURE OF THE BUSINESS

The Company is developing a series of catalytic antioxidant molecules to protect against the damaging effects of reactive oxygen-derived molecules, commonly referred to as free radicals. In October 2002, the Company sold its program that was conducting research and development on liver cell therapy for the treatment of liver failure. Also, in September 2002, the Company ended its Phase 2/3 clinical trial and the development of an ultra-low molecular weight heparin for the treatment of ulcerative colitis, which was being developed in collaboration with Elan Corporation, plc, an Irish company, and its subsidiaries (“Elan”).

The “Company” refers collectively to Incara Pharmaceuticals Corporation, a Delaware corporation (“Incara Pharmaceuticals”), its two wholly owned subsidiaries, Aeolus Pharmaceuticals, Inc., a Delaware corporation (“Aeolus”), and Incara, Inc., a Delaware corporation, formerly Incara Cell Technologies, Inc., as well as its equity investee, Incara Development, Ltd., a Bermuda corporation (“Incara Development”). As of September 30, 2003, Incara Pharmaceuticals owned 35.0% of CPEC LLC (“CPEC”), 100% of the common stock of Incara Development and 60.2% of the preferred stock of Incara Development.

B.	LIQUIDITY

The Company had an accumulated deficit of $122,886,000 at September 30, 2003, incurred a net loss of $2,976,000 for the year then ended, and expects to incur additional losses in fiscal 2004 and for several more years.

The Company had cash of $586,000 at September 30, 2003. In July 2003, the Company closed on a bridge loan facility of $3,000,000. As of September 30, 2003, the Company had borrowed $2,000,000 of this bridge loan. In September 2003, the Company entered into an additional loan facility for $5,000,000 that is dependent, among other things, upon the receipt of acceptable toxicology data on the Company’s compounds and the completion of a reorganization and merger between Incara Pharmaceuticals and Incara, Inc. (the “Reorganization”). The Company received the remaining $1,000,000 of the $3,000,000 loan facility prior to the Reorganization, which was completed on November 20, 2003, and the $3,000,000 bridge loan and accrued interest was converted into common stock. The Company currently only has enough cash to fund operations through December 2003. The Company is seeking to raise additional funds for operations from its current stockholders and other investors. With the receipt of the proceeds of the $5,000,000 loan facility, which remains contingent on the receipt of acceptable toxicology data, the Company believes it would have adequate resources to fund operations through fiscal 2004.

In order to fund on-going operating cash requirements, the Company needs to raise significant additional funds during 2004 and beyond. The Company intends to attempt to sell additional shares of stock, establish new collaborations for current research programs that include initial cash payments and on-going research support and explore other strategic and financial alternatives.

If the Company is unable to obtain additional financing, it will need to eliminate some or all of its activities, merge with another company, sell some or all of its assets to another company, or cease operations entirely.

C.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The consolidated financial statements include the accounts of Incara Pharmaceuticals and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company uses the equity method to account for its 35.0% ownership interest in CPEC. While Incara Pharmaceuticals owned 100% of the outstanding common stock and 60.2% of the preferred stock of Incara Development and Elan owned 39.8% of the preferred stock from the inception of Incara Development through September 30, 2003, Elan retained significant minority investor rights, including 50% control of the management committee which oversaw the research program, that are considered “participating rights” as defined in the Emerging Issues Task Force Consensus No. 96-16. Accordingly, Incara Pharmaceuticals did not consolidate the financial statements of Incara Development, but instead accounted for its investment in Incara Development under the equity method of accounting. The development program being conducted by Incara Development was terminated in September 2002.

INCARA PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents: The Company invests available cash in short-term bank deposits, money market funds, commercial paper and U.S. Government securities. Cash and cash equivalents include investments with maturities of three months or less at the date of purchase. The carrying value of cash and cash equivalents approximate their fair market value at September 30, 2003 and 2002 due to their short-term nature.

Accounts Receivable: The accounts receivable from Incara Development at September 30, 2002 was comprised of amounts due for management services and research and development expenses incurred by Incara Pharmaceuticals for Incara Development.

Property and Equipment: Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method based on estimated useful lives or, in the case of leasehold improvements and equipment under capital leases, over the lesser of the estimated useful lives or the lease terms. The estimated useful lives are two years for computers and five years for equipment. No impairments of property and equipment were required to be recognized during the fiscal years ended September 30, 2002 or 2001. As a result of the sale of its liver cell therapy program in October 2002, the Company wrote off impaired laboratory facilities utilized by that business with a net book value of $492,000 in fiscal 2003.

Expenses for repairs and maintenance are charged to operations as incurred. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is credited or charged to operations.

Revenue Recognition: The Company has adopted the milestone payment method to account for milestone payments received pursuant to development agreements, and accordingly, recognizes non-refundable upfront license fees and certain other related fees over the development period.

Research and Development: Research and development costs are expensed in the period incurred. Payments related to the acquisition of in-process research and development are expensed due to the stage of development of the acquired compound or technology at the date of acquisition. Research and development expenses incurred on behalf of Incara Development and billed to Incara Development were recognized as a reduction of research and development expenses, net of intercompany profits.

Income Taxes: Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce net deferred tax assets to the amounts expected to be realized.

Net Loss Per Common Share: The Company computes basic net loss per weighted share attributable to common stockholders using the weighted average number of shares of common stock outstanding during the period. The Company computes diluted net loss per weighted share attributable to common stockholders using the weighted average number of shares of common and dilutive potential common shares outstanding during the period. Potential common shares consist of stock options, restricted common stock, convertible debt, warrants and convertible preferred stock using the treasury stock method and are excluded if their effect is antidilutive. Diluted weighted average common shares excluded incremental shares of approximately 96,738,000, 12,533,000 and 5,986,000 as of September 30, 2003, 2002 and 2001, respectively, related to stock options, unvested shares of restricted common stock, convertible debt, convertible preferred stock and warrants to purchase common and preferred stock. These shares are excluded due to their antidilutive effect as a result of the Company’s loss from operations.

INCARA PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounting for Stock-Based Compensation: The Company accounts for stock-based compensation based on the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), as amended by the Financial Accounting Standards Board (the “FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” (“FIN 44”). APB No. 25 and FIN 44 state that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the Company’s common stock on the grant date. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), which requires compensation expense to be disclosed based on the fair value of the options granted at the date of the grant.

In December 2002, the FASB issued FASB Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure—an amendment of FASB Statement No. 123” (“SFAS 148”). This Statement amends SFAS 123, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. The transition and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002, and the interim disclosure provisions were effective for the first interim period beginning after December 15, 2002. The Company did not voluntarily change to the fair value based method of accounting for stock-based employee compensation, therefore, the adoption of SFAS 148 did not have a material impact on the Company’s operations and/or financial position. The Company has complied with the disclosure provisions.

Segment Reporting: The Company currently operates in only one segment.

Recent Accounting Pronouncements: In June 2002, the FASB issued FASB Statement No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The scope of SFAS 146 includes (1) costs related to terminating a contract that is not a capital lease, (2) termination benefits received by employees who are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract and (3) costs to consolidate facilities or relocate employees. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on the Company’s operations or financial position.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34” (“FIN 45”). FIN 45 clarifies the requirements of FASB Statement No. 5, “Accounting for Contingencies”, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45’s provisions for initial recognition and measurement must be applied on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company’s operations or financial position.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires the assets, liabilities and results of operations of variable interest entities (“VIE”) to be consolidated into the financial statements of the company that has controlling financial interest. FIN 46 also provides the framework for determining whether a VIE should be consolidated based on voting interest or significant financial support provided to the VIE. The implementation and disclosure requirements of this interpretation are effective no later than the first annual or interim reporting period that starts after December 15, 2003. The Company is presently evaluating the effect of this interpretation.

In April 2003, the FASB issued FASB Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, establish accounting and reporting standards for derivative instruments including derivatives embedded in other contracts

INCARA PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(collectively referred to as derivatives) and for hedging activities. SFAS 149 amends SFAS 133 for certain decisions made by the FASB as part of the Derivatives Implementation Group process. SFAS 149 contains amendments relating to FASB Concepts Statement No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements”, and FASB Statements No. 65, “Accounting for Certain Mortgage Banking Activities”, No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”, No. 95, “Statement of Cash Flows”, and No. 126, “Exemption from Certain Required Disclosures about Financial Instruments for Certain Nonpublic Entities”. The Company is presently evaluating the effect of this pronouncement.

In May 2003, the FASB issued FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities (or assets in certain circumstances) in statements of financial position. This statement affects the issuer’s accounting for three types of freestanding financial instruments including (1) mandatorily redeemable shares that are required to be redeemed at a specified or determinable date or upon an event certain to occur, (2) put options and forward purchase contracts, which involves financial instruments embodying an obligation that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on something other than the issuer’s own equity shares and (3) certain obligations that can be settled with shares, the monetary value of which is (i) fixed, tied solely or predominantly to a variable such as a market index, or (ii) varies inversely with the value of the issuers’ shares. SFAS 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities—all of whose shares are mandatorily redeemable. For public companies, SFAS 150 became effective at the beginning of the first interim period beginning after June 15, 2003. As a result of SFAS 150, the Company has classified its Series C redeemable convertible exchangeable preferred stock as a liability at September 30, 2003.

D.	CPEC LLC

The Company uses the equity method to account for its 35.0% ownership interest in CPEC. During fiscal 2003, CPEC’s only activity was $1,000 of interest income. CPEC’s activities for fiscal 2002 were $5,000 of interest income and $154,000 of gain from the sale of a trademark jointly owned with Incara Pharmaceuticals. Incara Pharmaceuticals recorded as other income its portion of the gain on the trademark sale ($96,000) along with its pro rata gain from CPEC ($54,000). Incara Pharmaceuticals received cash distributions of $140,000 from CPEC during fiscal 2002. CPEC had $37,000 and $36,000 of net assets at September 30, 2003 and 2002, respectively. Incara’s share of CPEC’s net assets is included in other current assets.

E.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2003 and 2002 (in thousands):

	2003	2002
Office equipment	$425	$447
Laboratory equipment	275	533
Leasehold improvements	51	581

	751	1,561
Less: accumulated depreciation and amortization	(726)	(881)

	$25	$680

The September 30, 2002 amounts include equipment under capital lease obligations with a cost of $92,000 and a net book value of $10,000. Depreciation and amortization expense was $142,000, $381,000 and $164,000 for the fiscal years ended September 30, 2003, 2002 and 2001, respectively. All assets are pledged as collateral on notes payable. Equipment sold with the liver cell program with a cost of $812,000 and a net book value of $572,000 is not included in September 30, 2002 property and equipment; instead it is shown on the balance sheet as equipment of discontinued operations held for sale. As a result of the sale of its liver cell therapy program, the Company wrote off impaired laboratory equipment and leasehold improvements with a net book value of $492,000 in fiscal 2003.

INCARA PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

F.	ACCRUED EXPENSES

At September 30, 2003 and 2002, accrued expenses consisted of the following (in thousands):

	2003	2002
Payroll-related liabilities	$12	$337
Other	33	40

	$45	$377

G.	COMMITMENTS

The Company leases office and laboratory space under a non-cancelable operating lease that expires in June 2006. Rent expense under non-cancelable operating leases was $338,000, $378,000 and $292,000 for the fiscal years ended September 30, 2003, 2002 and 2001, respectively. At September 30, 2003, the Company’s non-cancelable future minimum payments under lease arrangements were as follows (in thousands):

Fiscal Year
2004	$414
2005	425
2006	326

Total minimum lease payments	$1,165

The Company has accrued $388,000 of these non-cancelable future minimum payments as a reserve for discontinued operations related to future rent costs for its laboratory facilities that are no longer in use.

In December 1999, Incara Pharmaceuticals sold IRL, its anti-infectives division, to a private pharmaceutical company. Incara Pharmaceuticals remains contingently liable through May 2007 for a lease obligation of approximately $4,466,000 assumed by the purchaser on the former IRL facility in Cranbury, New Jersey.

In connection with a financing arrangement that terminated in February 2002, the financing company has the right to receive, at its option, either $60,000 or a warrant to purchase 60,000 shares of the Company’s common stock.

H.	FINANCING AND CONVERTIBLE NOTES PAYABLE

On July 28, 2003, the Company entered into a $3,000,000 secured bridge loan facility (the “$3M Note”) with Goodnow Capital, LLC (“Goodnow”). As part of the financing, the Company’s employees agreed to the cancellation of $718,000 of deferred salaries. Previously accrued bonuses of $520,000 were also cancelled. Through September 30, 2003, the Company borrowed $2,000,000 of the $3M Note. The remaining $1,000,000 was borrowed in October and November 2003. The $3M Note is due December 24, 2003 and is secured by liens on all the assets of the Company. As part of the Reorganization, as discussed in Note R, the $3,000,000 principal will convert into 30,000,000 shares of common stock of the Company, and accrued interest on the note will also convert into common stock of the Company at a price of $0.10 per share.

On September 16, 2003, the Company entered into an agreement with Goodnow under which Goodnow will lend the Company up to an additional $5,000,000 (the “$5M Note”), subject to various conditions, including the completion of the Reorganization and completion of a toxicology study on one or more of the Company’s catalytic antioxidant compounds, with results satisfactory to Goodnow. The $5M Note, when and if issued, will be due December 24, 2004, will be secured by liens on all the assets of the Company and the principal and interest will be convertible into shares of the Company’s common stock at a price of $0.10 per share. If the fair market value of the Company’s common stock is greater than $0.10 per share when advances are made under the $5M Note, the Company could incur a noncash expense for the beneficial conversion feature of the $5M Note.

I.	OTHER NOTES PAYABLE

In July 2003, the Company borrowed $35,000 from an individual, issued a note payable (the “July Note”) and issued a warrant to purchase 350,000 shares of common stock at $0.10 per share. The note is due December 31, 2003 and will be converted into 350,000 shares of common stock upon completion of the Reorganization.

INCARA PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In October 2001 and February 2002, Incara Pharmaceuticals borrowed from Elan $857,000 and $518,000, respectively, pursuant to the terms of a note arrangement with Elan. In February 2002, Incara Pharmaceuticals, with Elan’s consent, converted the outstanding principal and accrued interest of $1,400,000 into 480,000 shares of common stock and 58,883 shares of Incara Pharmaceuticals’ Series B non-voting convertible preferred stock (“Series B Stock”). In August 2002, Incara Pharmaceuticals borrowed from Elan $638,000 pursuant to the terms of the note arrangement. The note payable accrues interest at 10% compounded semi-annually. The note is convertible at the option of Elan into shares of Series B Stock at $43.27 per share. The note will mature on December 21, 2006, when the outstanding principal plus accrued interest will be due and payable. Incara Pharmaceuticals has the option to repay the note either in cash or in shares of Series B Stock and warrants having a then fair market value of the amount due. As of September 30, 2003, the outstanding balance on the note payable to Elan was $714,000.

In October 2001, the Company executed a Master Loan and Security Agreement with Transamerica Technology Finance Corporation (“Transamerica”) to finance equipment purchases. In October 2001, the Company borrowed $565,000 from Transamerica and pledged equipment with a cost of $681,000 as collateral. All amounts owed to Transamerica were paid in full in October 2002.

J.	REDEEMABLE CONVERTIBLE EXCHANGEABLE PREFERRED STOCK

In January 2001, Incara Pharmaceuticals issued to Elan 12,015 shares of Series C redeemable convertible exchangeable non-voting preferred stock (“Series C Stock”), which shares were outstanding at September 30, 2003 and 2002. The Series C Stock has liquidation preferences in advance of common stock and the Series B Stock, which is on par with common stock upon a liquidation.

The Series C Stock bears a mandatory stock dividend of 7%, compounded annually. At September 30, 2003, the Series C Stock was exchangeable at the option of Elan for all of the preferred stock of Incara Development held by Incara Pharmaceuticals which, if exchanged, would have given Elan ownership of 50% of the initial amount of combined common and preferred stock of Incara Development on an as-converted basis. The Series C Stock is convertible by Elan into shares of Series B Stock at the rate of $64.90 per share. If the Series C Stock is outstanding as of December 21, 2006, Incara Pharmaceuticals will exchange the Series C Stock and accrued dividends, at its option, for either cash or shares of stock and warrants of Incara Pharmaceuticals having a then fair market value of the amount due. Because the exchange feature allowed the Series C Stock to be redeemed for certain assets of Incara Pharmaceuticals, the Series C Stock was presented between liabilities and stockholders’ deficit at September 30, 2002. Pursuant to SFAS 150, the current value of the Series C Stock, including accrued dividends, is classified as a liability at September 30, 2003.

K.	STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock: The Certificate of Incorporation of Incara Pharmaceuticals authorizes the issuance of up to 3,000,000 shares of Preferred Stock, at a par value of $.01 per share. The Board of Directors has the authority to issue Preferred Stock in one or more series, to fix the designation and number of shares of each such series, and to determine or change the designation, relative rights, preferences, and limitations of any series of Preferred Stock, without any further vote or action by the stockholders of the Company. In January 2001, Incara Pharmaceuticals issued to Elan 28,457 shares of Series B Stock and 12,015 shares of Series C Stock. In February 2002, the Company issued 58,883 shares of Series B Stock and 480,000 shares of common stock to Elan in exchange for a $1,400,000 note payable to Elan. In May 2002, the Company sold 416,204 shares of Series B Stock to Elan for $3,000,000. All issued shares of Series B Stock were outstanding at September 30, 2003. Each share of Series B Stock is convertible into ten shares of common stock. The Series C Stock has liquidation preferences in advance of common stock and Series B Stock, which is on par with common stock upon a liquidation.

Common Stock: In August 2001, Incara Pharmaceuticals sold 4,323,044 shares of its common stock and warrants to purchase 1,037,531 shares of common stock resulting in net proceeds to the Company of approximately $6,423,000, net of $556,000 of issuance costs. The warrants have an average exercise price of approximately $2.02 per share and expire in August 2006. Incara Pharmaceuticals has the option, upon 30 days notice, to redeem unexercised warrants at a price of $0.01 per warrant share if, and only if, at the time notice of such redemption is given, the closing price for the stock for each of the 30 consecutive trading days immediately preceding the date that the redemption notice is given exceeded approximately

INCARA PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$6.075. Incara Pharmaceuticals also issued a warrant to purchase 48,902 shares of common stock to the placement agent that assisted the Company in this stock sale.

In January 2001, Incara Pharmaceuticals issued to Elan 825,000 shares of common stock and in February 2002 Incara Pharmaceuticals issued to Elan 480,000 shares of common stock.

On December 20, 2000, Incara Pharmaceuticals entered into a Settlement Agreement and Release with Knoll to resolve a dispute regarding a payable owed by Incara Pharmaceuticals to Knoll for a discontinued program. As of the settlement date, the accrued liability, net of related receivables, was $1,250,000. Incara Pharmaceuticals paid Knoll $70,000 and issued to Knoll 175,000 shares of common stock (with a fair value of approximately $416,000) in exchange for a full release of all amounts owed to Knoll. In conjunction with the settlement, Indevus Pharmaceuticals, Inc. (“Indevus”), formerly known as Interneuron Pharmaceuticals, Inc., returned 34,825 shares of Incara Pharmaceuticals common stock owned by Indevus to the Company as partial payment of a related receivable owed to Incara Pharmaceuticals by Indevus. This settlement eliminated the accrued liability owed to Knoll and reduced the Company’s net loss by $767,000 in fiscal 2001.

Warrants: During fiscal 2003, Incara Pharmaceuticals issued two warrants to purchase an aggregate of 50,350,000 shares of common stock at $0.10 per share in connection with the issuance of notes payable. The warrant to purchase 50,000,000 shares expires upon the earlier of the completion of the Reorganization or September 2008. The warrant to purchase 350,000 shares expires in July 2008. The Company incurred $92,000 and $112,000 of expense related to warrants issued in fiscal 2003 and 2002, respectively.

As of September 30, 2003, warrants to purchase 51,554,021 shares of common stock and 22,191 shares of Series B Stock were outstanding. The warrants for the Series B Stock are exercisable at $72.12 per share and expire in December 2005. Details of the warrants for common stock outstanding at September 30, 2003 were as follows:

Number of Shares	Exercise Price	Expiration Date
18,605	$1.6125	August 2006
1,067,828	$2.025	August 2006
100,000	$2.025	October 2006
17,588	$1.99	October 2008
350,000	$0.10	July 2008
50,000,000	$0.10	earlier of September 2008 or upon
		completion of the Reorganization

51,554,021

The Company has the option, upon 30 days notice, to redeem warrants to purchase 1,037,531 shares of common stock that expire in August 2006 at a price of $0.01 per warrant share, if, and only if, at the time notice of such redemption is given, the closing price for the stock for each of the 30 consecutive trading days immediately preceding the date that the redemption notice is given exceeded approximately $6.075. Warrants to purchase 17,783 shares of common stock expired unexercised during fiscal 2003.

L.	STOCK COMPENSATION PLANS

Restricted Stock: As an integral component of a management and employee retention program designed to motivate, retain and provide incentive to the Company’s management, employees and key consultants, the Company’s Board of Directors adopted the 1999 Equity Incentive Plan (the “Equity Plan”) in September 1999. The Equity Plan provides for the grant of restricted stock (“Restricted Stock”) awards which entitle employees and consultants of the Company (the “Participants”) to receive shares of common stock upon satisfaction of specified vesting periods. In May 2002, the Equity Plan was amended to increase the common stock reserved for issuance to 2,000,000 shares. During September 1999, an aggregate of 1,209,912 shares of Restricted Stock were granted to employees and key consultants in consideration of services rendered by the Participants to the Company, the cancellation of options for an equal number of shares of common stock and payment of the par value of the shares. In May 2002, an additional 711,750 shares were granted to employees and a key consultant in consideration of services rendered by the Participants to the Company. A total of 308,889 shares of Restricted Stock were unvested at September 30, 2003, which vest in equal monthly installments through May 2006.

INCARA PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has incurred and will continue to incur compensation expense through the vesting period of the Restricted Stock. The value of the Restricted Stock awards of 1,209,912 shares at the date of the grant in 1999 totaled $755,000, based on the trading price of the Company’s common stock of $0.625 per share. The value of the Restricted Stock awards of 711,750 shares in May 2002 totaled $252,000, based on the average trading price of the Company’s common stock of $0.354 per share. The value of the Restricted Stock is amortized on a straight-line basis over the vesting period. The Company recognized $113,000, $147,000 and $117,000 of expenses related to these awards during the fiscal years ended September 30, 2003, 2002 and 2001, respectively.

Employee Stock Purchase Plan: In October 1995, Incara Pharmaceuticals adopted the Employee Stock Purchase Plan (the “ESPP”). In March 2002, the stockholders approved an amendment to increase the common stock reserved for issuance under the ESPP to 600,000 shares. Offerings are for one-year periods beginning on October 1 of each year (an “Offering”) and are divided into two six-month Purchase Periods (the “Purchase Periods”). Employees may contribute up to ten percent (10%) of gross wages, with certain limitations, via payroll deduction, to the ESPP. Common stock is purchased at the end of each Purchase Period with employee contributions at the lower of 85% of the closing price of Incara Pharmaceuticals’ common stock on the first day of an Offering or the last day of the related Purchase Period. As of September 30, 2003, Incara Pharmaceuticals had sold 502,304 shares of common stock pursuant to the ESPP and 97,696 shares were reserved for future issuances.

Stock Option Plan: Under Incara Pharmaceuticals’ 1994 Stock Option Plan (the “Option Plan”), incentive stock options (“ISOs”) or non-qualified stock options to purchase 19,500,000 shares of Incara Pharmaceuticals’ common stock may be granted to employees, directors and consultants of the Company. As of September 30, 2003, 2,525,812 shares were available to be granted under the Option Plan. The exercise price of the ISOs granted under the Option Plan must not be less than the fair market value of the common stock as determined on the date of the grant. The options may have a term up to 10 years. Options typically vest over three years following the date of the grant.

In July 2003, in connection with the pending Reorganization and the forgiveness of salaries by employees, the Board of Directors granted employees stock options to purchase 12,905,156 shares of common stock at an exercise price of $0.15 per share, which price was greater than the fair market value of the stock on the grant date. The Company incurred a noncash expense of $1,120,000 for the fair market value of the stock options granted in connection with salaries and bonuses cancelled.

Stock option activity under the Option Plan was as follows:

	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2000	1,337,160	$3.05
Granted	1,004,516	$2.62
Exercised	(27,360)	$0.48
Cancelled	(61,168)	$3.31

Outstanding at September 30, 2001	2,253,148	$2.88
Granted	1,031,019	$0.99
Cancelled	(5,724)	$2.40

Outstanding at September 30, 2002	3,278,443	$2.29
Granted	14,069,156	$0.14
Cancelled	(590,698)	$1.22

Outstanding at September 30, 2003	16,756,901	$0.53

INCARA PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The details of stock options outstanding at September 30, 2003 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2003	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable at September 30, 2003	Weighted Average Exercise Price
$0.035 - $0.085	1,072,140	$0.08	9.2 years	1,052,140	$0.08
$0.15	12,905,156	$0.15	9.8 years	931,401	$0.15
$0.36 - $0.51	368,905	$0.44	5.2 years	282,929	$0.42
$0.60 - $0.81	78,000	$0.63	2.5 years	78,000	$0.63
$1.00 - $1.15	334,874	$1.09	5.7 years	322,874	$1.08
$1.28 - $1.50	547,563	$1.31	8.3 years	547,563	$1.31
$1.55 - $1.94	245,126	$1.80	7.3 years	240,459	$1.80
$2.00 - $3.19	675,772	$3.02	7.0 years	644,431	$3.05
$5.09 - $8.00	501,989	$5.19	6.5 years	501,989	$5.19
$11.03 - $20.50	27,376	$14.42	2.6 years	27,376	$14.42

$0.035 - $20.50	16,756,901	$0.53	9.3 years	4,629,162	$1.48

Under the principles of APB No. 25, the Company does not recognize compensation expense associated with the grant of stock options to employees unless an option is granted with an exercise price at less than fair market value. SFAS 123 requires the use of option valuation models to recognize as expense stock option grants to consultants and to provide supplemental information regarding options granted to employees. Stock options granted to consultants during fiscal 2001 were fully vested when issued, and $83,000 was expensed upon issuance. For the fiscal years ended September 30, 2003, 2002 and 2001, all stock options were issued at or above the fair market value of a share of common stock. The weighted average fair value of the options granted during fiscal years 2003, 2002 and 2001 were approximately $0.14, $0.79 and $2.10 per share, respectively.

Had compensation expense, assuming it was recognized on a straight-line basis over the vesting period for awards under the Option Plan and in the period of purchase for benefits received under the ESPP, been determined based on the fair value at the grant date, consistent with the provisions of SFAS 123 and SFAS 148, the Company’s results of operations on a pro forma basis would have been as follows:

	2003	2002	2001
Net loss attributable to common stockholders (in thousands):
As reported	$(3,925)	$(12,189)	$(22,865)
Less: pro forma adjustment for stock-based compensation expense	(316)	(1,425)	(1,350)

Pro forma	$(4,241)	$(13,614)	$(24,215)

Basic and diluted net loss per weighted share attributable to common stockholders:
As reported	$(0.29)	$(0.94)	$(2.78)
Effect of pro forma adjustment	(0.02)	(0.11)	(0.16)

Pro forma	$(0.31)	$(1.05)	$(2.94)

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience. The fair value of each option grant for employees and consultants is estimated on the date of the grant using the Black-Scholes option valuation model with the following weighted-average assumptions used for grants:

	2003	2002	2001
Dividend yield	0%	0%	0%
Expected volatility	233%	139%	131%
Risk-free interest rate	1.2% - 3.8%	1.5% - 4.9%	5.1% - 5.7%
Expected option life after shares are vested	3 years	3 years	2 years

M.	INCOME TAXES

As of September 30, 2003 and 2002, the Company had federal net operating loss carryforwards of $79,021,000 and $76,321,000, respectively, and state operating loss carryforwards of $39,503,000 and $36,803,000, respectively. The use of these federal net operating loss carryforwards might be subject to limitation under the rules regarding a change in stock ownership as determined by the Internal Revenue Code. The federal net operating losses will begin to expire in 2010. The

INCARA PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

state net operating losses began to expire in 2003. Additionally, the Company had federal research and development carryforwards as of September 30, 2003 and 2002 of $2,527,000 and $2,290,000, respectively.

Significant components of the Company’s deferred tax assets at September 30, 2003 and 2002 consisted of the following (in thousands):

	2003	2002
Net operating loss carryforwards	$28,692	$27,649
AMT credit carryforwards	37	37
Research and development credit carryforwards	2,527	2,290
Accrued payroll related liabilities	1,016	1,090
Charitable contribution carryforwards	976	961
Other	736	656

Total deferred tax assets	33,984	32,683
Valuation allowance for deferred assets	(33,984)	(32,683)

Net deferred tax asset	$—	$—

Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, all of the deferred tax assets have been fully offset by a valuation allowance. The change in the valuation allowance is primarily a result of the net operating loss carryforwards.

Taxes computed at the statutory federal income tax rate of 34% are reconciled to the provision for income taxes as follows (dollars in thousands):

	2003	2002	2001
Effective tax rate	0%	0%	0%

United States Federal tax at statutory rate	$(996)	$(3,843)	$(7,552)
State taxes (net of federal benefit)	(132)	(412)	(356)
Change in valuation reserves	1,301	4,218	4,449
Loss in foreign subsidiary	26	354	4,187
Other	(199)	(317)	(728)

Provision for income taxes	$—	$—	$—

N.	ELAN CORPORATION TRANSACTIONS

On January 22, 2001, Incara Pharmaceuticals closed on a collaborative transaction with Elan. As part of the transaction, Elan and Incara Pharmaceuticals formed a Bermuda corporation, Incara Development, Ltd., to develop a compound being investigated as a drug treatment for inflammatory bowel disease (“deligoparin”). Incara Pharmaceuticals owned all of the common stock and 60.2% of the non-voting preferred shares of Incara Development and Elan owned 39.8% of the non-voting preferred shares of Incara Development from inception through September 30, 2003. As part of the transaction, Elan and Incara Pharmaceuticals entered into license agreements under which Incara Pharmaceuticals licensed to Incara Development rights to deligoparin and Elan licensed to Incara Development proprietary drug delivery technology.

As part of the transaction, Elan also purchased 825,000 shares of Incara Pharmaceuticals’ common stock, 28,457 shares of Series B Stock and a five-year warrant to purchase 22,191 shares of Series B Stock at an exercise price of $72.12 per share for an aggregate purchase price of $4,000,000. Each share of Series B Stock is convertible into ten shares of common stock. Elan also purchased 12,015 shares of Series C Stock with a face value of $1,000 per share, or a total of $12,015,000. Incara Pharmaceuticals contributed to Incara Development the proceeds from the issuance of the Series C Stock in exchange for securities of Incara Development. Elan also contributed $2,985,000 to Incara Development for its shares of preferred stock of Incara Development. In addition, Elan granted Incara Development a license to Elan’s proprietary drug delivery technology for a license fee of $15,000,000.

INCARA PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Series C Stock bears a mandatory stock dividend of 7%, compounded annually. The Series C Stock was exchangeable at the option of Elan at any time for all of the preferred stock of Incara Development held by Incara Pharmaceuticals which, if exchanged, would have given Elan ownership of 50% of the initial amount of combined common and preferred stock of Incara Development. The Series C Stock is convertible by Elan into shares of Series B Stock at the rate of $64.90 per share. If the Series C Stock is outstanding as of December 21, 2006, Incara Pharmaceuticals will exchange the Series C Stock and accrued dividends, at its option, for either cash or shares of stock and warrants of Incara Pharmaceuticals having a then fair market value of the amount due.

As part of the transaction, Elan and Incara Pharmaceuticals funded Incara Development pro rata, based on their respective percentage ownership of the combined outstanding common and preferred stock of Incara Development. Of the outstanding combined common and non-voting preferred shares of Incara Development, Elan owned 19.9% and Incara Pharmaceuticals owned 80.1%. Subject to mutual agreement, Elan agreed to lend Incara Pharmaceuticals up to $4,806,000 to fund Incara Pharmaceuticals’ pro rata share of development funding for Incara Development. In return, Incara Pharmaceuticals issued a convertible promissory note that bears interest at 10% compounded semi-annually on the amount outstanding thereunder. The note is convertible at the option of Elan into shares of Series B Stock at $43.27 per share. The note will mature on December 21, 2006, when the outstanding principal plus accrued interest will be due and payable. Incara Pharmaceuticals has the option to repay the note either in cash or in shares of Series B Stock and warrants having a then fair market value of the amount due. In October 2001 and February 2002, Incara Pharmaceuticals borrowed from Elan $857,000 and $518,000, respectively, pursuant to the terms of the note arrangement with Elan. In February 2002, Incara Pharmaceuticals, with Elan’s consent, converted the outstanding principal and accrued interest of $1,400,000 into 480,000 shares of common stock and 58,883 shares of Series B Stock. In August 2002, Incara Pharmaceuticals borrowed from Elan $638,000 pursuant to the terms of the note arrangement. The outstanding balance on the note payable to Elan was $714,000 as of September 30, 2003.

For financial reporting purposes, the value recorded as Incara Pharmaceuticals’ initial investment in Incara Development was the same as the fair value of the Series C Stock issued, which was $12,015,000. The technology obtained by Incara Development from Elan was expensed at inception because the feasibility of using the contributed technology in conjunction with deligoparin had not been established and Incara Development had no alternative future use for the contributed technology. Incara Pharmaceuticals immediately expensed as “Equity in loss of Incara Development” its initial investment in Incara Development, reflective of Incara Pharmaceuticals’ pro rata interest in Incara Development. From the date of issue up to December 21, 2006, Incara Pharmaceuticals will accrete the Series C Stock for the 7% dividend from its recorded value up to its redemption value. Upon a liquidation of the Company, holders of Series C Stock will be entitled to liquidation payments equal to the face value per share at issuance plus accrued dividends.

While Incara Pharmaceuticals owned all of the outstanding common stock and 60.2% of the non-voting preferred stock of Incara Development, Elan retained significant minority investor rights, including 50% control of the management committee which oversaw the deligoparin program, that were considered to be “participating rights” as defined in the Emerging Issues Task Force Consensus No. 96-16. Accordingly, Incara Pharmaceuticals did not consolidate the financial statements of Incara Development, but instead accounted for its investment in Incara Development under the equity method of accounting. Elan and Incara Pharmaceuticals funded Incara Development on a pro rata basis based on their respective ownership of the combined outstanding common and preferred stock of Incara Development. In accordance with APB 18, the Company recognized 100% of the losses of Incara Development to the extent of its original investment, plus all subsequent losses of Incara Development to the extent that it has committed to provide further financial support to fund those losses.

Incara Development is a development stage company with no revenue. During the fiscal year ended September 30, 2003 and 2002, Incara Development had operating expenses of approximately $141,000 and $1,593,000, which included $138,000 and $1,454,000, respectively, for expenses and management services invoiced to Incara Development by Incara Pharmaceuticals. During the fiscal year ended September 30, 2001, Incara Pharmaceuticals’ equity in loss of Incara Development was $12,650,000, including $12,015,000 for Incara Pharmaceuticals’ interest in the immediate write-off at inception of the contributed technology by Elan to Incara Development. Excluding the initial license fee for the contributed technology by Elan, Incara Development had operating expenses of approximately $1,235,000 for the fiscal year ended September 30, 2001, which included $1,147,000 for expenses and management services invoiced to Incara Development by Incara Pharmaceuticals.

Incara Pharmaceuticals invoiced Incara Development for research and development expenses that Incara Pharmaceuticals incurred on behalf of Incara Development. These expenses were recognized as a reduction of Incara Pharmaceuticals’ research and development expenses, net of intercompany profits. The following table is a reconciliation of

INCARA PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the net loss of Incara Development to the “Equity in loss of Incara Development” included in the Company’s statements of operations (in thousands).

	2003	2002	2001
Incara Development net loss	$141	$1,593	$16,235

Incara Pharmaceuticals’ portion of net loss (80.1%)	$113	$1,276	$13,004
Profit on services provided to Incara Development	(38)	(256)	(334)
Other	1	20	(20)

Equity in loss of Incara Development	$76	$1,040	$12,650

In September 2002, Incara Development ended its Phase 2/3 clinical trial and the development of deligoparin due to an analysis of the clinical trial results, which showed that treatment with deligoparin did not meet the primary or secondary endpoints of the study. Elan and the Company ended their collaboration in the joint venture in November 2003.

In May 2002, Elan purchased 416,204 shares of Series B Stock for $3,000,000. Elan received an exclusive option to negotiate commercialization or collaboration terms at a later phase relating to catalytic antioxidants being developed by Aeolus in the prevention and treatment of radiation-induced and chemotherapy-induced tissue damage (the “Antioxidant Agreement”). In January 2003, the Company and Elan terminated the Antioxidant Agreement. In accordance with the terms of the termination agreement, the Company will pay Elan a royalty on net sales of catalytic antioxidant products sold, if any, for the prevention and treatment of radiation-induced and chemotherapy-induced tissue damage.

O.	DISCONTINUED OPERATION - LIVER CELL PROGRAM

On October 31, 2002, Incara Pharmaceuticals sold substantially all of the assets of Incara, Inc. and its liver cell program to Vesta Therapeutics, Inc. (“Vesta”) and recognized a gain of $1,912,000 on the sale. The Company received a right to royalties on products developed using intellectual property transferred to Vesta and proceeds of $3,422,000, which consisted of $2,955,000 of cash payments and $467,000 of reduction in the Company’s notes payable and capital lease obligations. As part of the transaction, the Company sold to Vesta property and equipment with a net book value of $572,000 and assigned certain related licenses and other agreements to Vesta. The Company wrote off $492,000 for impaired laboratory facilities and established a reserve of $446,000 for the future net rent costs of the laboratory facility. Net expense and the net pretax loss of the liver cell program was $38,000, $3,657,000 and $2,464,000 for fiscal years 2003, 2002 and 2001, respectively. These net amounts are shown as discontinued operations on the statements of operations.

The Consolidated Statements of Operations and the Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2002 and 2001 have been revised to separate the liver cell therapy discontinued operations.

P.	AGREEMENTS

Duke Licenses

Aeolus has obtained exclusive worldwide licenses (the “Duke Licenses”) from Duke University (“Duke”) to develop, make, have made, use and sell products using certain technology in the field of free radical and antioxidant research, developed by certain scientists at Duke. Future discoveries in the field of antioxidant research from these scientists’ laboratories at Duke are also covered by the Duke Licenses. The Duke Licenses require Aeolus to use its best efforts to pursue development of products using the licensed technology and compounds. These efforts are to include the manufacture or production of products for testing, development and sale. Aeolus is also obligated to use its best efforts to have the licensed technology cleared for marketing in the United States by the U.S. Food and Drug Administration and in other countries in which Aeolus intends to sell products using the licensed technology. Aeolus will pay royalties to Duke on net product sales during the terms of the Duke Licenses, and milestone payments upon certain regulatory approvals and annual sales levels. In addition, Aeolus is obligated under the Duke Licenses to pay all or a portion of patent prosecution, maintenance and defense costs. Unless earlier terminated, the Duke Licenses continue until the expiration of the last to expire issued patent on the licensed technology.

INCARA PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

National Jewish Medical and Research Center Agreements

Aeolus has an exclusive worldwide license (“NJC License”) from National Jewish Medical and Research Center (“NJC”) to develop, make, have made, use and sell products using certain technology developed by certain scientists at NJC. The NJC License requires Aeolus to use commercially reasonable efforts to diligently pursue the development and government approval of products using the licensed technology. Aeolus will pay royalties to NJC on net product sales during the term of the NJC License and a milestone payment upon regulatory approval. In addition, Aeolus is obligated under the NJC License to pay all or a portion of patent prosecution, maintenance and defense costs. Unless earlier terminated, the NJC License continues until the expiration of the last to expire issued patent on the licensed technology. Aeolus also has a sponsored research agreement with NJC that grants Aeolus an option to negotiate a royalty-bearing exclusive license for certain technology, patents and inventions resulting from research by certain individuals at NJC within the field of antioxidant, nitrosylating and related areas. Aeolus has agreed to support certain of NJC’s costs incurred in performance of the research.

Q.	QUARTERLY FINANCIAL DATA (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(in thousands, except per share amounts)
Fiscal 2003
Total revenue	$—	$—	$—	$—	$—
Loss from continuing operations attributable to common stockholders	$(1,788)	$(1,480)	$(1,216)	$(1,315)	$(5,799)
Discontinued operations	$(38)	$—	$—	$—	$(38)
Gain on sale of discontinued operations	$1,912	$—	$—	$—	$1,912
Net income (loss) attributable to common stockholders	$86	$(1,480)	$(1,216)	$(1,315)	$(3,925)
Net loss per common share (basic and diluted):
Loss from continuing operations attributable to common stockholders	$(0.13)	$(0.11)	$(0.09)	$(0.10)	$(0.43)
Discontinued operations	$—	$—	$—	$—	$—
Gain on sale of discontinued operations	$0.14	$—	$—	$—	$0.14
Net income (loss) attributable to common stockholders	$0.01	$(0.11)	$(0.09)	$(0.10)	$(0.29)
Fiscal 2002
Total revenue	$—	$—	$—	$—	$—
Loss from continuing operations attributable to common stockholders	$(2,034)	$(2,150)	$(2,414)	$(1,934)	$(8,532)
Discontinued operations	$(1,067)	$(815)	$(969)	$(806)	$(3,657)
Net loss attributable to common stockholders	$(3,101)	$(2,965)	$(3,383)	$(2,740)	$(12,189)
Net loss per common share (basic and diluted):
Loss from continuing operations attributable to common stockholders	$(0.16)	$(0.17)	$(0.19)	$(0.14)	$(0.66)
Discontinued operations	$(0.09)	$(0.06)	$(0.07)	$(0.06)	$(0.28)
Net loss attributable to common stockholders	$(0.25)	$(0.23)	$(0.26)	$(0.20)	$(0.94)

R.	SUBSEQUENT EVENTS

In October 2003, CPEC, the Company’s 35% owned equity investee, licensed bucindolol, a drug previously under development by the Company for the treatment of heart failure, to ARCA Discovery, Inc. in return for possible future royalty and milestone payments.

INCARA PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In November 2003, Incara Pharmaceuticals and Elan ended their deligoparin collaboration and, pursuant to the terms of the termination agreement, Incara Pharmaceuticals became the sole stockholder of Incara Development.

On November 20, 2003, Incara Pharmaceuticals stockholders approved the reorganization and merger of Incara Pharmaceuticals with and into Incara, Inc., pursuant to which Incara Pharmaceuticals stockholders became stockholders of Incara, Inc. The Reorganization was completed on November 20, 2003 and Incara, Inc. changed its name to Incara Pharmaceuticals Corporation. The Reorganization resulted in the conversion of the $3M Note into 30,601,444 shares of common stock, the July Note into 350,000 shares of common stock and all 12,015 shares of outstanding Series C Stock into 2,255,332 shares of common stock.

Incara Development, Ltd.

(A Development Stage Company)

FINANCIAL STATEMENTS

For the Period from Inception (January 5, 2001)

through September 30, 2003 (expressed in U.S. dollars)

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of

Incara Development, Ltd.

In our opinion, the accompanying balance sheets and the related statements of operations, of changes in stockholders’ deficit and of cash flows present fairly, in all material respects, the financial position of Incara Development, Ltd. (a development stage company) (the “Company”) as of September 30, 2003 and 2002, and the results of its operations and its cash flows for the years ended September 30, 2003 and 2002, the period from inception on January 5, 2001 through September 30, 2001 and the period from inception on January 5, 2001 through September 30, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the stockholders of the Company have ended their collaboration.

PricewaterhouseCoopers LLP

Raleigh, North Carolina

December 5, 2003

INCARA DEVELOPMENT, LTD.

(a Development Stage Company)

BALANCE SHEETS

(expressed in U.S. dollars)

	September 30, 2003	September 30, 2002
Assets
Current assets:
Cash and cash equivalents	$135	$240

	$135	$240

Liabilities, Redeemable Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,038	$10,000
Due to related parties	—	296,073

Total current liabilities	2,038	306,073

Redeemable preferred stock, $1 par value; 6,000 shares authorized; 6,000 shares issued and outstanding ($7,494,000 contributed surplus)	7,500,000	7,500,000
Stockholders’ Deficit:
Common stock, $1 par value; 6,000 shares authorized; 6000 shares issued and outstanding	6,000	6,000
Additional paid-in capital (contributed surplus)	10,461,921	10,016,621
Accumulated deficit	(17,969,824)	(17,828,454)

Total stockholders’ deficit	(7,501,903)	(7,805,833)

	$135	$240

The accompanying notes are an integral part of these financial statements.

INCARA DEVELOPMENT, LTD.

(a Development Stage Company)

STATEMENTS OF OPERATIONS

(expressed in U.S. dollars)

	Year Ended September 30, 2003	Year Ended September 30, 2002	Period from Inception (January 5, 2001) through September 30, 2001	Cumulative from Inception (January 5, 2001) to September 30, 2003
Operating expenses :
Purchased in-process research and development	$—	$—	$15,000,000	$15,000,000
Research and development	137,743	1,568,272	1,210,447	2,916,462
General and administrative	3,627	24,794	24,941	53,362

Total operating expenses	141,370	1,593,066	16,235,388	17,969,824

Net loss	$(141,370)	$(1,593,066)	$(16,235,388)	$(17,969,824)

The accompanying notes are an integral part of these financial statements.

INCARA DEVELOPMENT, LTD.

(a Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(expressed in U.S. dollars)

	Common stock		Additional paid-in capital (contributed surplus)	Accumulated deficit	Total
	Shares	Amount
Contributed at Inception (January 5, 2001)	6,000	$6,000	$7,494,000	$—	$7,500,000
Net loss	—	—	—	(16,235,388)	(16,235,388)

Balance at September 30, 2001	6,000	6,000	7,494,000	(16,235,388)	(8,735,388)
Contributions by stockholders	—	—	2,522,621	—	2,522,621
Net loss	—	—	—	(1,593,066)	(1,593,066)

Balance at September 30, 2002	6,000	6,000	10,016,621	(17,828,454)	(7,805,833)
Contributions by stockholders	—	—	445,300	—	445,300
Net loss	—	—	—	(141,370)	(141,370)

Balance at September 30, 2003	6,000	$6,000	$10,461,921	$(17,969,824)	$(7,501,903)

The accompanying notes are an integral part of these financial statements.

INCARA DEVELOPMENT, LTD.

(a Development Stage Company)

STATEMENTS OF CASH FLOWS

(expressed in U.S. dollars)

	Year ended September 30, 2003	Year ended September 30, 2002	Inception (January 5, 2001) through September 30, 2001	Cumulative from inception (January 5, 2001) to September 30, 2003
Cash flows from operating activities:
Net loss	$(141,370)	$(1,593,066)	$(16,235,388)	$(17,969,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Purchased in-process research and development	—	—	15,000,000	15,000,000
Changes in operating assets and liabilities:
Accrued liabilities	(7,962)	—	10,000	2,038
Due to related parties	60,612	(929,315)	1,225,388	356,685

Net cash used in operating activities	(88,720)	(2,522,381)	—	(2,611,101)

Cash flow from investing activity:
Purchase of license agreements	—	—	(15,000,000)	(15,000,000)

Net cash used by investing activity	—	—	(15,000,000)	(15,000,000)

Cash flow from financing activities:
Contributions from stockholders	88,615	2,522,621	—	2,611,236
Proceeds from sale of common stock	—	—	7,500,000	7,500,000
Proceeds from sale of preferred stock	—	—	7,500,000	7,500,000

Net cash provided by financing activities	88,615	2,522,621	15,000,000	17,611,236

Net increase in cash and cash equivalents	(105)	240	—	135
Cash and cash equivalents - Beginning of period	240	—	—	—

Cash and cash equivalents - End of period	$135	$240	$—	$135

Supplemental disclosure of non-cash information:
Contribution to contributed surplus by stockholder through forgiveness of payable	$356,685	$—	$—	$356,685

The accompanying notes are an integral part of these financial statements.

INCARA DEVELOPMENT, LTD.

(a Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(expressed in U.S. dollars)

1.	Organization and basis of presentation

Incara Development, Ltd. (the “Company or IDL”) was incorporated on January 5, 2001 in Bermuda. From inception through September 30, 2003, the Company was owned jointly by Incara Pharmaceuticals Corporation (“Incara”), and Elan International Services, Ltd. (“EIS”), a wholly owned subsidiary of Elan Corporation, plc (“Elan”). The primary objective of the Company was to carry on the business of the development, testing, registration, manufacturing, commercialization, and licensing of “Products” (as defined in the Subscription, Joint Development and Operating Agreement (“JDOA”) dated January 19, 2001 between IDL, EIS, Incara and others). The focus of the collaborative venture was to develop “Products” using the intellectual property of Elan and Incara pursuant to the JDOA.

Through September 30, 2003, Incara owned all of the common stock and 60.2% of the non-voting convertible preferred shares of IDL and Elan owned 39.8% of the non-voting convertible preferred shares of IDL. As part of the initial transaction, Elan and Incara entered into license agreements under which Incara licensed to IDL rights to a compound being investigated as a drug treatment for inflammatory bowel disease (“deligoparin”) and Elan licensed to IDL proprietary drug delivery technology. EIS and Incara provided to the Company, by way of contributed surplus or a loan, as agreed by both parties, development funding, on a pro-rata basis, based on their fully diluted equity interests in the Company at the time of each funding.

Elan purchased 12,015 shares of Incara Series C convertible exchangeable non-voting preferred stock with a face value of $1,000 per share, or a total of $12,015,000. Incara contributed to IDL the proceeds from the issuance of the Series C Stock to Elan in exchange for its securities of IDL. Elan also contributed $2,985,000 to IDL for its shares of preferred stock of IDL. In addition, Elan granted IDL a license to Elan’s proprietary drug delivery technology for a license fee of $15,000,000. The Incara Series C Stock was exchangeable at the option of Elan for all of the preferred stock of IDL held by Incara which, if exchanged, would have given Elan ownership of 50% of the initial amount of combined common and preferred stock of IDL.

In September 2002, the Company ended its Phase 2/3 clinical trial and the development of deligoparin because the clinical trial results showed that deligoparin did not meet the primary or secondary endpoints of the study. .

2.	Significant accounting policies

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are as follows:

Research and development costs: Research and development costs are charged as an expense of the period in which they are incurred.

Use of estimates: The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

3.	Comprehensive income

Comprehensive income (loss) approximates net loss for the periods ended September 30, 2003, 2002 and 2001.

4.	Research and development

The amount due to shareholders and companies related through common ownership at September 30, 2002 represented costs for research and development that were subcontracted to Incara and Elan. Research and development

INCARA DEVELOPMENT, LTD.

(a Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

(expressed in U.S. dollars)

expenses charged by Incara were $137,743, $1,454,056 and $1,146,817 for the periods ended September 30, 2003, 2002 and 2001, respectively, and charges by Elan were $114,216 and $63,630 for the periods ended September 30, 2002 and 2001, respectively. These transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established at contractual rates agreed to by the related parties.

5.	In-process research and development

During the period from inception to September 30, 2001, the Company entered into license arrangements with Elan and Incara to acquire rights to certain intellectual property (as described in note 1). The license acquired from Incara related to early stage technology that, in the opinion of management, had not reached technological feasibility. In addition, management concluded that the license from Elan was only to be used in conjunction with deligoparin and had no alternative future uses. Therefore, all the license fees were deemed to be in-process research and development and were charged to expense for the period.

6.	Preferred Stock

In January 2001, the Company issued 6,000 shares of non-voting convertible preference stock (“Preferred Stock”) with a par value of $1.00 each. During fiscal 2002, the preferred stock share premium was reduced to nil and designated as contributed surplus. 3,612 shares of Preferred Stock were issued to Incara and 2,388 shares of Preferred Stock were issued to EIS. At any time after January 19, 2003, the holders of the Preferred Stock have the right to convert all, or a portion, of such Preferred Stock into shares of common stock on a one-to-one basis. Upon liquidation of the Company and certain other events such as a merger as described in the Company’s By-Laws, the holders of the Preferred Stock will be entitled to be paid out of the assets of the Company available for distribution to stockholders up to $1,250 per share before any distribution or payment is made to the holders of any other classes of stock.

Each of Incara and EIS contributed $1,250 per preferred share to IDL at inception. The Company recorded the full amount of $7,500,000 as mezzanine equity given the preference rights of the holders.

7.	Stockholders’ equity

In January 2001, the Company issued 6,000 shares of voting common stock to Incara with a par value of $1.00 each. Incara contributed $1,250 per common share to IDL at inception. The Company recorded the issuance of the common stock at the $6,000 par value with $7,494,000 recorded as additional paid-in capital.

During fiscal 2002, the common stock share premium was reduced to nil and designated as contributed surplus. During the year ended September 30, 2002, Incara and Elan also contributed $2,020,619 and $502,001, respectively, to contributed surplus to fund IDL’s operations.

During fiscal 2003, Elan contributed $88,615 in cash to contributed surplus and Incara contributed $356,685 to contributed surplus by forgiveness of a payable owed to Incara by IDL in a like amount.

8.	Taxes

Under current Bermuda law the Company is not required to pay any taxes in Bermuda on either income or capital gains. The Company has received an undertaking from the Minister of Finance in Bermuda that in the event of such taxes being imposed, the Company will be exempted from taxation until the year 2016.

9.	Subsequent Event

In November 2003, Elan and Incara ended their collaboration and Incara became the sole stockholder of IDL.