Form 10-Q
period 2003-12-31
INCARA PHARMACEUTICALS CORP
filed 2004-02-10
CIK 1261734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2003.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number

0-50481

INCARA PHARMACEUTICALS CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	56-1953785
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

P.O. Box 14287 79 T.W. Alexander Drive 4401 Research Commons, Suite 200 Research Triangle Park, NC	27709
(Address of Principal Executive Office)	(Zip Code)

Registrant’s Telephone Number, Including Area Code 919-558-8688

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 6, 2004
Common Stock, par value $.001	47,358,602 Shares

INCARA PHARMACEUTICALS CORPORATION

INCARA PHARMACEUTICALS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	December 31, 2003	September 30, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$117	$586
Prepaids and other current assets	79	114

Total current assets	196	700
Property and equipment, net	23	25
Other assets	355	355

Total assets	$574	$1,080

LIABILITIES, EXCHANGEABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,110	$461
Accrued expenses	34	45
Reserve for liabilities of discontinued operations	354	388
Current portion of notes payable	—	2,048

Total current liabilities	1,498	2,942
Long-term note payable to Elan	732	714
Series C redeemable convertible exchangeable preferred stock	—	14,503

Total liabilities	2,230	18,159
Stockholders’ deficit:
Preferred stock, $.01 par value per share, 3,000,000 shares authorized: Series B nonredeemable convertible preferred stock, 600,000 shares authorized; 503,544 shares issued and outstanding	5	5
Common stock, $.001 par value per share, 350,000,000 shares authorized; 47,340,602 and 14,133,826 shares issued and outstanding at December 31, 2003 and September 30, 2003, respectively	47	14
Additional paid-in capital	123,656	105,892
Restricted stock	—	(104)
Accumulated deficit	(125,364)	(122,886)

Total stockholders’ deficit	(1,656)	(17,079)

Total liabilities and stockholders’ deficit	$574	$1,080

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INCARA PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended December 31,
	2003	2002
Revenue:
Grant income	$47	$—
Costs and expenses:
Research and development	1,628	1,002
General and administrative	713	535

Total costs and expenses	2,341	1,537

Loss from operations	(2,294)	(1,537)
Equity in loss of Incara Development	—	(52)
Interest income (expense), net	(49)	(25)
Other income	—	55

Loss from continuing operations	(2,343)	(1,559)
Discontinued operations	—	(38)
Gain on sale of discontinued operations	—	1,912

Net income (loss)	(2,343)	315
Preferred stock dividend accreted	(135)	(229)

Net income (loss) attributable to common stockholders	$(2,478)	$86

Net income (loss) per common share (basic and diluted):
Loss from continuing operations available to common stockholders	$(0.09)	$(0.13)

Discontinued operations	$—	$—

Gain on sale of discontinued operations	$—	$0.14

Net income (loss) attributable to common stockholders	$(0.09)	$0.01

Weighted average common shares outstanding:
Basic and diluted	28,772	13,463

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INCARA PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended December 31,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$(2,343)	$315
Loss from discontinued operations	—	38
Gain on sale of discontinued operations	—	(1,912)

Loss from continuing operations	(2,343)	(1,559)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	3	67
Loss from discontinued operations	—	(38)
Equity in loss of Incara Development	—	85
Noncash compensation	104	62
Noncash consulting fees	64	—
Noncash interest expense	50	16
Change in assets and liabilities:
Prepaids and other assets	34	(257)
Accounts payable and accrued expenses	604	(958)

Net cash used in operating activities	(1,484)	(2,582)

Cash flows from investing activities:
Proceeds from sale of division	—	3,422
Proceeds from sale of equipment	—	2

Net cash provided by financing activities	—	3,424

Cash flows from financing activities:
Proceeds from notes payable	1,000	—
Amortization of debt issuance costs	15	—
Principal payments on notes payable	—	(441)
Principal payments on capital lease obligations	—	(39)

Net cash provided by (used in) financing activities	1,015	(480)

Net increase (decrease) in cash and cash equivalents	(469)	362
Cash and cash equivalents at beginning of period	586	209

Cash and cash equivalents at end of period	$117	$571

Supplemental disclosure of noncash activities:
Series C preferred stock dividend accreted	$135	$229

Common stock issued in exchange for note payable and accrued interest	$3,095	$—

Common stock issued in exchange for Series C preferred stock	$14,637	$—

The accompanying notes are integral part of these unaudited consolidated financial statements.

INCARA PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	Basis of Presentation

The Company is developing a series of catalytic antioxidant molecules to protect against the damaging effects of reactive oxygen-derived molecules, commonly referred to as free radicals.

The “Company” refers collectively to Incara Pharmaceuticals Corporation, a Delaware corporation (“Incara Pharmaceuticals”), its two wholly owned subsidiaries, Aeolus Pharmaceuticals, Inc., a Delaware corporation (“Aeolus”), and Incara Development, Ltd., an inactive Bermuda corporation (“Incara Development”). As of December 31, 2003, Incara Pharmaceuticals also owned 35.0% of CPEC LLC, a Delaware limited liability company (“CPEC”). Incara Pharmaceuticals uses the equity method to account for its investment in CPEC.

All significant intercompany activity has been eliminated in the preparation of the consolidated financial statements. The unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Some information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. The consolidated balance sheet at September 30, 2003 was derived from the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003. The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in that Annual Report on Form 10-K and in the Company’s other SEC filings. Results for the interim period are not necessarily indicative of the results for any other period.

B.	Liquidity

The accompanying unaudited financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

As of December 31, 2003, the Company only had $117,000 of cash. The Company had an accumulated deficit of $125,364,000 at December 31, 2003, incurred a net loss of $2,343,000 for the three months ended December 31, 2003, and expects to incur additional losses for the foreseeable future.

In January 2004, the Company closed on a secured convertible debenture of $5,000,000 (the “$5M Note”) and the Company received an initial advance of $1,000,000. The $5M Note should give the Company adequate financial resources to conduct operations into the fourth quarter of fiscal 2004; however, there are conditions that must be met and the Company may not receive all of these funds.

In order to continue operations on a longer-term basis, and to fund on-going operating cash requirements, the Company needs to raise significant additional funds during the remainder of 2004 and beyond. The Company will seek additional financing and will explore other strategic and financial alternatives, including the sale of its securities, a merger and establishing new collaborations for its catalytic antioxidant research program.

The Company might not be successful in raising additional funds. If the Company is unable to obtain financing, it will need to eliminate some or all of its activities, merge with another company, sell some or all of its assets to another company, or cease operations entirely.

C.	Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (the “FASB”) issued FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities (or assets in certain circumstances) in statements of financial position. This statement affects the issuer’s accounting for three types of freestanding financial instruments including (1) mandatorily redeemable shares that are required to be redeemed at a specified or determinable date or upon an event certain to occur, (2) put options and forward purchase contracts, which involve financial instruments embodying an obligation that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on something other than the issuer’s own equity shares and (3) certain obligations that can be settled with shares, the monetary value of which is (i) fixed, tied solely or predominantly to a variable such as a market index, or (ii) varies inversely with the value of the issuers’ shares. SFAS 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities - all of whose shares are mandatorily redeemable. For public companies, SFAS 150 became effective at the beginning of the first interim period beginning after June 15, 2003. As a result of SFAS 150, the Company classified its Series C redeemable convertible exchangeable preferred stock (“Series C Stock”) as a liability at September 30, 2003. All shares of Series C Stock were exchanged for common stock on November 20, 2003.

D.	Net Loss Per Common Share

The Company computes basic net loss per weighted share attributable to common stockholders using the weighted average number of shares of common stock outstanding during the period. The Company computes diluted net loss per weighted share attributable to common stockholders using the weighted average number of shares of common and dilutive potential common shares outstanding during the period. Potential common shares consist of stock options, restricted common stock, convertible debt, warrants and convertible preferred stock, using the treasury stock method and are excluded if their effect is antidilutive. Diluted weighted average common shares excluded incremental shares of approximately 24,200,000 as of December 31, 2003 related to stock options, convertible preferred stock and warrants to purchase common and preferred stock. These shares were excluded due to their antidilutive effect as a result of the Company’s loss from operations.

E.	Reorganization

On July 28, 2003, the Company entered into a $3,000,000 secured bridge loan facility (the “$3M Note”) with Goodnow Capital, L.L.C. (“Goodnow”). Through September 30, 2003, the Company borrowed $2,000,000 of the $3M Note. The remaining $1,000,000 was borrowed in October and November 2003.

On November 20, 2003, Incara Pharmaceuticals stockholders approved a reorganization and merger (the “Reorganization”) of Incara Pharmaceuticals with and into its wholly owned subsidiary, Incara, Inc., pursuant to which Incara Pharmaceuticals stockholders became stockholders of Incara, Inc. The Reorganization was completed on November 20, 2003 and Incara, Inc. changed its name to Incara Pharmaceuticals Corporation. Pursuant to the terms of the respective agreements, the Reorganization resulted in the conversion of the $3M Note into 30,601,444 shares of common stock and another note payable into 350,000 shares of common stock. Pursuant to the terms of the Company’s Certificate of Incorporation, the Reorganization resulted in the conversion of all 12,015 shares of outstanding Series C Stock into 2,255,332 shares of common stock.

F.	Incara Development, Ltd.

In January 2001, Incara Pharmaceuticals closed on a collaborative transaction with Elan Corporation, plc and several of its affiliated companies (“Elan”). As part of the transaction, Elan and Incara Pharmaceuticals formed a Bermuda corporation, Incara Development, Ltd., to develop deligoparin, a compound that was being investigated as a drug treatment for inflammatory bowel disease. As part of the transaction, Elan and Incara Pharmaceuticals entered into license agreements under which Incara Pharmaceuticals licensed to Incara Development rights to deligoparin and Elan licensed to Incara Development proprietary drug delivery technology. In September 2002, Incara Development ended its Phase 2/3 clinical trial and the development of deligoparin due to an analysis of the clinical trial results, which showed that treatment with deligoparin did not meet the primary or secondary endpoints of the study. The results of the trial did not justify further development of deligoparin for treatment of ulcerative colitis and the development of deligoparin was terminated. Elan and the Company ended their collaboration in the joint venture in November 2003 and Incara Pharmaceuticals became the sole owner of Incara Development. As a result, Incara Development’s operations are now consolidated with Incara Pharmaceuticals. Incara Pharmaceuticals is currently in the process of liquidating Incara Development.

G.	CPEC LLC

In October 2003, CPEC, the Company’s 35% owned equity investee, licensed bucindolol, a drug previously under development by the Company for the treatment of heart failure, to ARCA Discovery, Inc. in return for possible future royalty and milestone payments.

H.	Liver Cell Program

On October 31, 2002, Incara Pharmaceuticals sold substantially all of the assets and operations of its liver cell program to Vesta Therapeutics, Inc. (“Vesta”) and recognized a gain of $1,912,000 on the sale. The Company received a right to royalties on products developed using intellectual property transferred to Vesta and proceeds of $3,422,000, which consisted of $2,955,000 of cash payments and $467,000 of reduction in the Company’s notes payable and capital lease obligations. As part of the transaction, the Company sold to Vesta property and equipment with a net book value of $572,000 and assigned certain related licenses and other agreements to Vesta. The Company wrote off $492,000 for impaired laboratory facilities and established a reserve of $446,000 for the future net rent costs of the laboratory facility. Net expenses of the liver cell program of $38,000 for the three months ended December 31, 2002 are shown as discontinued operations on the statements of operations.

I.	Stock-Based Compensation

Under the principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, the Company does not recognize compensation expense associated with the grant of stock options to employees unless an option is granted with an exercise price at less than fair market value. SFAS 123 requires the use of option valuation models to recognize as expense stock option grants to consultants and to provide supplemental information regarding options granted to directors and employees. For the three months ended December 31, 2003 and for fiscal 2003, all stock options granted to directors, employees and consultants were issued at or above the fair market value of a share of common stock. During the three months ended December 31, 2003, a fully vested stock option with a fair market value of $64,000 was granted to a consultant and was expensed. No stock options were granted to consultants in fiscal 2003.

The Company’s pro forma information utilizing the Black-Scholes option valuation model is as follows (in thousands, except for net income (loss) per share information):

	Three Months Ended December 31,
	2003	2002
Net income (loss) attributable to common stockholders as reported	$(2,478)	$86
Pro forma adjustment for stock-based compensation	(382)	—

Pro forma net income (loss) attributable to common stockholders	$(2,860)	$86

Basic and diluted net income (loss) per weighted share attributable to common stockholders:
As reported	$(0.09)	$0.01
Pro forma - adjusted for stock-based compensation	$(0.10)	$0.01

Pro forma information regarding the Company’s net income (loss) was determined as if the Company had accounted for its employee stock options and shares sold under its Employee Stock Purchase Plan under the fair value method of SFAS 123. The fair value of each option grant for employees and consultants is estimated on the date of the grant using the Black-Scholes option valuation model with the following weighted-average assumptions used for grants:

	Three Months Ended December 31,
	2003	2002
Dividend yield	0%	0%
Expected volatility	274%	233%
Risk-free interest rate	1.2% – 4.7%	1.2% – 3.8%
Expected option life (in years from vesting)	3	3

J.	Commitments and Contingencies

At December 31, 2003, the Company had debt obligations of $732,000, which are due in December 2006. The Company also had future contractual operating lease commitments of $1,063,000 for its administrative office and laboratory facilities, of which $354,000 has been accrued. In December 1999, Incara Pharmaceuticals sold IRL, its anti-infectives division, to a private pharmaceutical company. Incara Pharmaceuticals remains contingently liable through May 2007 for a lease obligation of approximately $4,226,000 assumed by the purchaser on the former IRL facility in Cranbury, New Jersey.

K.	Subsequent Events

In January 2004, the Company closed on a secured convertible debenture of $5,000,000 and the Company received an initial advance of $1,000,000. The $5M Note is due December 24, 2004 and is secured by liens on all the assets of the Company. The principal and interest is convertible into shares of the Company’s common stock at a price of $0.10 per share. In connection with the financing, Incara issued a two-year warrant to purchase 12,500,000 shares of common stock at $0.40 per share. If Incara raises an additional $5,000,000 before April 30, 2004, the warrant will expire.

Since the conversion rate of $0.10 per share is less than the current market value of the Company’s common stock, accounting regulations require that a portion of the proceeds be allocated to the beneficial conversion feature. The resulting discount on the $1,000,000 advance received will be recognized as $1,000,000 of noncash interest expense during the period from January 2004 through December 2004, which is the term of the debenture. The Company could incur additional beneficial conversion interest charges as it draws additional advances under the debenture if its stock price exceeds $0.10 per share at the time of the advances.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

Unless otherwise noted, the phrase “we” or “our” refers collectively to Incara Pharmaceuticals Corporation and our two wholly owned subsidiaries, Aeolus Pharmaceuticals, Inc. and Incara Development, Ltd.

This report contains, in addition to historical information, statements by us with respect to expectations about our business and future results, which are “forward-looking” statements under the Private Securities Litigation Reform Act of 1995. These statements and other statements made elsewhere by us or our representatives, which are identified or qualified by words such as “likely,” “will,” “suggests,” “expects,” “might,” “believe,” “could,” “should,” “may,” “estimates,” “potential,” “predict,” “continue,” “would,” “anticipates,” “plans,” or similar expressions, are based on a number of assumptions that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated or suggested due to a number of factors, including those set forth herein, those set forth in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003 and in our other SEC filings, and including risks relating to the need to conserve and obtain funds for operations, uncertainties relating to clinical trials, the early stage of products under development and regulatory reviews, and competition. All forward-looking statements are based on information available as of the date hereof, and we do not assume any obligation to update such forward-looking statements.

Operations Summary

We are developing a new class of small molecule catalytic antioxidants that destroy oxygen-derived free radicals, believed to be an important contributor to the pathogenesis of many diseases. Incara’s catalytic antioxidants have been shown to reduce damage to tissue in animal studies of neurological disorders such as amyotrophic lateral sclerosis (ALS, also known as Lou Gehrig’s disease) and stroke, and in other non-neurological indications such as cancer radiation therapy, chronic bronchitis and asthma.

With completion of the recent toxicology studies, we believe we have satisfied the preclinical requirements necessary to prepare and file an IND with the Food and Drug Administration, and initiate Phase 1 clinical trials with our lead compound as a treatment for ALS.

We do not have any revenue, other than grant income and, therefore, must rely on outside investors, grants or collaborations to finance our operations.

Need for Additional Funds

We have a need to raise additional cash to continue operations. There are conditions that must be met for us to receive advances from a $5,000,000 convertible debenture that we issued in January 2004 and we might not receive all of these funds. Our need for additional financing is discussed under “Liquidity and Capital Resources.”

Results of Operations

We had a net loss attributable to common stockholders of $2,478,000 for the three months ended December 31, 2003, versus net income attributable to common stockholders of $86,000 for the three months ended December 31, 2002. The net income for the three months ended December 31, 2002 included a $1,912,000 gain on the sale of our liver cell operations to Vesta Therapeutics, Inc. in October 2002. The results of the three months ended December 31, 2002 included costs of $38,000 for our discontinued liver cell program.

In August 2003, we were awarded a Small Business Innovation and Research grant from the National Cancer Institute, a division of the National Institutes of Health, or NIH. Pursuant to the grant, we are studying the antitumor and radiation-protective effects of our catalytic antioxidants. The study will be funded in two phases of $100,000 and $750,000. The objective of the first phase of the grant is to select one of our catalytic antioxidant compounds to use in the second phase of the study. We received $47,000 of grant income during the three months ended December 31, 2003. The second phase grant of $750,000 is contingent upon the NIH’s determination that the first phase results are satisfactory. The second phase grant is payable over two years and will explore the ability of the selected compound to inhibit tumors from becoming channels for further cancerous growth and block damage to normal tissue from radiation therapy. Both segments of the study will be a collaboration between us and the Department of Radiation Oncology at Duke University Medical Center.

During fiscal 2003 we had reduced our research and development, or R&D, operating expenses because of our lack of financial resources. With the financing we received beginning in July 2003, we were once again able to move forward with our preclinical catalytic antioxidant programs. Our R&D expenses increased $626,000, or 62%, to $1,628,000 for the three months ended December 31, 2003 from $1,002,000 for the three months ended December 31, 2002. Our primary focus and R&D spending during the three months ended December 31, 2003 was on preclinical pharmacology and toxicology tests on our lead compound for the treatment of ALS. We also incurred additional consulting fees related to the ALS program. These increases in spending were offset by lower payroll costs due to reductions in salaries. R&D expenses for our antioxidant program have totaled $18,438,000 from inception through December 31, 2003. Because of the uncertainty of our research and development and clinical studies, we are unable to predict the anticipated program completion date, if any, and the level of spending.

General and administrative, or G&A, expenses increased $178,000, or 33%, to $713,000 for the three months ended December 31, 2003 from $535,000 for the three months ended December 31, 2002. G&A expenses were higher this year primarily due to increased legal, accounting and filing fees incurred in connection with the financing and our reorganization, offset by lower payroll costs due to reductions in salaries.

On October 31, 2002, we sold substantially all the assets of and operations of our liver cell program to Vesta and recognized a gain of $1,912,000 on the sale. We received a right to royalties on products developed using intellectual property transferred to Vesta and proceeds of $3,422,000, which consisted of $2,955,000 of cash payments and $467,000 of reduction in our notes payable and capital lease obligations. As part of the transaction, we sold to Vesta property and equipment with a net book value of $572,000 and assigned certain related licenses and other agreements to Vesta. We wrote off $492,000 for impaired laboratory facilities and established a reserve of $446,000 for the future net rent costs of our laboratory facility. Net expenses of the liver cell program of $38,000 for the three months ended December 31, 2002 are shown as discontinued operations on the statements of operations.

Our expenses associated with Incara Development and development of deligoparin of $52,000 were included in “Equity in loss of Incara Development” for the three months ended December 31, 2002. The Phase 2/3 clinical trial of deligoparin for the treatment of inflammatory bowel disease ended in September 2002 along with the development of deligoparin, due to an analysis of the clinical trial results, which showed that treatment with deligoparin did not meet the primary or secondary endpoints of the study. We terminated our collaboration with Elan in November 2003 and we became the sole owner of Incara Development. As a result, we now consolidate Incara Development’s operations with Incara Pharmaceuticals. We are in the process of liquidating Incara Development.

Other income of $55,000 for the three months ended December 31, 2002 was sublease rental income related to our laboratory facility.

We accreted $135,000 and $229,000 of dividends on our Series C preferred stock during the three months ended December 31, 2003 and 2002, respectively. As part of the reorganization on November 20, 2003, all shares of Series C preferred stock were converted into common stock and we will no longer accrete dividends on the Series C preferred stock.

Liquidity and Capital Resources

At December 31, 2003, we only had $117,000 of cash, a decrease of $469,000 from September 30, 2003. The decrease was primarily due to operating expenses, offset by proceeds received from a convertible note payable with Goodnow Capital, L.L.C.

In January 2004, we closed on a convertible debenture of $5,000,000 and we received an initial advance of $1,000,000. This $5,000,000 debenture should give us adequate financial resources to conduct operations into the fourth quarter of fiscal 2004; however, there are conditions that must be met and we might not receive all of these funds. The $5,000,000 debenture is convertible at the option of the holder into shares of our common stock at $0.10 per share and is secured by all of our assets. In connection with the financing, we issued a two-year warrant to purchase 12,500,000 shares of common stock at $0.40 per share. If we raise an additional $5,000,000 before April 30, 2004, the warrant will expire.

Since the debenture conversion rate of $0.10 per share is less than the current market value of Incara common stock, accounting regulations require that a portion of the debenture proceeds be allocated to the beneficial conversion feature. The resulting $1,000,000 of discount on the $1,000,000 advance received under the debenture will be recognized as $1,000,000 of noncash interest expense during the period from January 2004 through December 2004, which is the term of the debenture. We could incur additional beneficial conversion interest charges as we draw additional advances under the debenture if our stock price exceeds $0.10 per share at the time of the advances.

During the three months ended December 31, 2003, we incurred operational losses of $2,294,000. Assuming that we raise additional financial resources, we anticipate our net operational costs will increase during the remainder of fiscal 2004 and for the foreseeable future as we expand our operations and enter clinical trials, although our ongoing cash requirements will depend on numerous factors, particularly the progress of our catalytic antioxidant program and our ability to negotiate and complete collaborative agreements. In order to fund our on-going operating cash requirements, we intend to try to sell additional shares of our stock and establish new collaborations for our antioxidant research program that include initial cash payments and on-going research support. In addition, we may explore other strategic and financial alternatives, including a merger with another company.

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

Similarly, due to market conditions, the illiquid nature of our stock, and other possible limitations on stock offerings, we might not be able to sell additional securities under these arrangements, or raise other funds on terms acceptable or favorable to us. At times it is difficult for small biotechnology companies such as us to raise funds in the equity markets. Any additional equity financing, if available, would likely result in substantial dilution to existing stockholders.

At December 31, 2003, we owed Elan $732,000 for debt obligations, which are due in December 2006. We also had future contractual operating lease commitments of $1,063,000 for our administrative office and laboratory facilities, of which $354,000 has been accrued. In addition, in December 1999, we sold IRL, our anti-infectives division, to a private pharmaceutical company. We remain contingently liable through May 2007 for a lease obligation of approximately $4,226,000 assumed by the purchaser on the former IRL facility in Cranbury, New Jersey.

Item 4.	Controls and Procedures.

(a) As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

(b) No change in the Company’s internal control over financial reporting occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

A special meeting of stockholders of Incara Pharmaceuticals was held on November 20, 2003. The following is a brief description of the matter voted upon at the meeting and the number of affirmative votes and the number of negative votes cast.

The stockholders approved the Agreement and Plan of Merger and Reorganization dated September 16, 2003 providing for the merger of Incara Pharmaceuticals Corporation with and into Incara, Inc. Incara, Inc. was a Delaware corporation that was wholly owned by Incara Pharmaceuticals. Pursuant to the merger agreement, Incara, Inc. was the surviving entity in the merger, and Incara Pharmaceuticals’ stockholders became stockholders of Incara, Inc. 7,736,533 shares voted for approval, 183,048 shares voted against, 20,475 shares abstained and 6,193,770 shares did not vote.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits:

Exhibit #	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	The following reports on Form 8-K were filed by Incara Pharmaceuticals during the three months ended December 31, 2003.

Date Filed	Event
November 20, 2003	Approval by stockholders of corporate reorganization

December 16, 2003	Operating and financial results for fiscal year ended September 30, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INCARA PHARMACEUTICALS CORPORATION

Date:	February 10, 2004	By:	/s/ CLAYTON I. DUNCAN

Clayton I. Duncan
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 10, 2004	By:	/s/ RICHARD W. REICHOW

Richard W. Reichow
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)