Form 10-Q
period 2004-03-31
INCARA PHARMACEUTICALS CORP
filed 2004-05-13
CIK 1261734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 7, 2004
Common Stock, par value $.001	138,873,867 Shares

INCARA PHARMACEUTICALS CORPORATION

INCARA PHARMACEUTICALS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	March 31, 2004	September 30, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$366	$586
Prepaids and other current assets	159	114

Total current assets	525	700

Property and equipment, net	20	25
Other assets	355	355

Total assets	$900	$1,080

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,242	$461
Accrued expenses	20	45
Reserve for liabilities of discontinued operations	320	388
Current portion of notes payable (net of discount from beneficial conversion feature of $2,500 in 2004)	32	2,048

Total current liabilities	1,614	2,942

Long-term note payable to Elan	749	714

Series C redeemable convertible exchangeable preferred stock	—	14,503

Total liabilities	2,363	18,159

Stockholders’ deficit:
Preferred stock, $.01 par value per share, 3,000,000 shares authorized:
Series B nonredeemable convertible preferred stock, 600,000 shares authorized; 503,544 shares issued and outstanding	5	5
Common stock, $.001 par value per share, 350,000,000 shares authorized; 47,365,117 and 14,133,826 shares issued and outstanding at March 31, 2004 and September 30, 2003, respectively	47	14
Additional paid-in capital	126,158	105,892
Restricted stock	—	(104)
Accumulated deficit	(127,673)	(122,886)

Total stockholders’ deficit	(1,463)	(17,079)

Total liabilities and stockholders’ deficit	$900	$1,080

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INCARA PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Revenue
Grant income	$55	$—	$102	$—

Costs and expenses:
Research and development	1,969	697	3,597	1,699
General and administrative	344	584	1,057	1,119

Total costs and expenses	2,313	1,281	4,654	2,818

Loss from operations	(2,258)	(1,281)	(4,552)	(2,818)
Equity in loss of Incara Development	—	(29)	—	(81)
Interest income (expense), net	(50)	(16)	(99)	(41)
Other income	—	83	—	138

Loss from continuing operations	(2,308)	(1,243)	(4,651)	(2,802)
Discontinued operations	—	—	—	(38)
Gain on sale of discontinued operations	—	—	—	1,912

Net loss	(2,308)	(1,243)	(4,651)	(928)

Preferred stock dividend accreted	—	(237)	(135)	(466)

Net loss attributable to common stockholders	$(2,308)	$(1,480)	$(4,786)	$(1,394)

Net income (loss) per common share (basic and diluted):
Loss from continuing operations available to common stockholders	$(0.05)	$(0.11)	$(0.13)	$(0.24)

Discontinued operations	$—	$—	$—	$—

Gain on sale of discontinued operations	$—	$—	$—	$0.14

Net loss attributable to common stockholders	$(0.05)	$(0.11)	$(0.13)	$(0.10)

Weighted average common shares outstanding:
Basic and diluted	47,356	13,671	38,064	13,567

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INCARA PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(4,651)	$(928)
Loss from discontinued operations	—	38
Gain on sale of discontinued operations	—	(1,912)

Loss from continuing operations	(4,651)	(2,802)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	5	116
Loss from discontinued operations	—	(38)
Equity in loss of Incara Development	—	119
Noncash compensation	103	72
Noncash consulting fees	64	9
Noncash interest expense	100	32
Change in assets and liabilities:
Prepaids and other assets	(45)	(184)
Accounts payable and accrued expenses	687	(326)

Net cash used in operating activities	(3,737)	(3,002)

Cash flows from investing activities:
Proceeds from sale of division	—	3,422
Proceeds from sale of equipment	—	2

Net cash provided by financing activities	—	3,424

Cash flows from financing activities:
Proceeds from notes payable	3,500	—
Amortization of debt issuance costs	15	—
Proceeds from sale of common stock	2	—
Principal payments on notes payable	—	(441)
Principal payments on capital lease obligations	—	(49)

Net cash provided by (used in) financing activities	3,517	(490)

Net decrease in cash and cash equivalents	(220)	(68)
Cash and cash equivalents at beginning of period	586	209

Cash and cash equivalents at end of period	$366	$141

Supplemental disclosure of noncash activities:
Series C preferred stock dividend accreted	$135	$466

Beneficial conversion feature of convertible debenture	$2,500	$—

Common stock issued in exchange for note payable and accrued interest	$3,095	$—

Common stock issued in exchange for Series C preferred stock	$14,637	$—

The accompanying notes are integral part of these unaudited consolidated financial statements.

INCARA PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	Basis of Presentation

The Company is developing catalytic antioxidant molecules to protect against the damaging effects of reactive oxygen-derived molecules, commonly referred to as free radicals.

The “Company” refers collectively to Incara Pharmaceuticals Corporation, a Delaware corporation (“Incara Pharmaceuticals”), its two wholly owned subsidiaries, Aeolus Pharmaceuticals, Inc., a Delaware corporation (“Aeolus”), and Incara Development, Ltd., an inactive Bermuda corporation (“Incara Development”). As of March 31, 2004, Incara Pharmaceuticals also owned 35.0% of CPEC LLC, a Delaware limited liability company (“CPEC”). Incara Pharmaceuticals uses the equity method to account for its investment in CPEC.

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

In January 2004, the Company closed on a secured convertible debenture of $5,000,000 (the “Debenture”) from Goodnow Capital, L.L.C. (“Goodnow”). The Company received advances of $2,500,000 during the three months ended March 31, 2004 and the remaining $2,500,000 was received in April 2004. (See Note F.)

On April 19, 2004, Goodnow converted the Debenture and accrued interest into 50,468,750 shares of common stock, eliminating the repayment obligation, and the Company completed a private placement sale of

41,040,000 shares of common stock resulting in net proceeds of approximately $9,360,000 (the “Financing”). The Company believes it now has adequate financial resources to conduct operations at least through the end of calendar 2004. (See Note L.)

C.	Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (the “FASB”) issued FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities (or assets in certain circumstances) in statements of financial position. This statement affects the issuer’s accounting for three types of freestanding financial instruments including (1) mandatorily redeemable shares that are required to be redeemed at a specified or determinable date or upon an event certain to occur, (2) put options and forward purchase contracts, which involve financial instruments embodying an obligation that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on something other than the issuer’s own equity shares and (3) certain obligations that can be settled with shares, the monetary value of which is (i) fixed, tied solely or predominantly to a variable such as a market index, or (ii) varies inversely with the value of the issuers’ shares. SFAS 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities - all of whose shares are mandatorily redeemable. SFAS 150 became effective on July 1, 2003 for the Company. As a result of SFAS 150, the Company classified its Series C redeemable convertible exchangeable preferred stock (“Series C Stock”) as a liability at September 30, 2003. All shares of Series C Stock were exchanged for common stock on November 20, 2003.

In 2003, the FASB Emerging Issues Task Force (“EITF”) reached a tentative conclusion on Issue 30-06, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share” that the two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common shareholders, but does not require the presentation of basic and diluted EPS for securities other than common stock. However, the EITF observed that the presentation of basic and diluted earnings per share for a participating security other than common stock is not precluded. The Company is currently evaluating the effect that this issuance would have on its current presentation of earnings per share.

D.	Net Loss Per Common Share

The Company computes basic net loss per weighted average share attributable to common stockholders using the weighted average number of shares of common stock outstanding during the period. The Company computes diluted net loss per weighted share attributable to common stockholders using the weighted average number of shares of common and dilutive potential common shares outstanding during the period. Potential common shares consist of stock options, restricted common stock, convertible debt, warrants and convertible preferred stock, using the treasury stock method and are excluded if their effect is antidilutive. Diluted weighted average common shares excluded incremental shares of approximately 62,011,000 as of March 31, 2004 related to stock options, convertible preferred stock, convertible debt and warrants to purchase common and preferred stock. These shares were excluded due to their antidilutive effect as a result of the Company’s loss from continuing operations.

E.	Reorganization

On July 28, 2003, the Company entered into a $3,000,000 secured bridge loan facility (the “$3M Note”) with Goodnow. Through September 30, 2003, the Company borrowed $2,000,000 of the $3M Note. The remaining $1,000,000 was borrowed in October and November 2003.

On November 20, 2003, Incara Pharmaceuticals stockholders approved a reorganization and merger (the “Reorganization”) of Incara Pharmaceuticals with and into its wholly owned subsidiary, Incara, Inc., pursuant to which Incara Pharmaceuticals stockholders became stockholders of Incara, Inc. The Reorganization was completed on November 20, 2003 and Incara, Inc. changed its name to Incara Pharmaceuticals Corporation. The Debenture, including interest, was convertible into common stock at a price of $0.10 per share. In connection with the issuance of the $3M Note and the Debenture, the Company agreed to various covenants and restrictions on its operations. Pursuant to the terms of the respective agreements, the Reorganization resulted in the conversion of the $3M Note into 30,601,444 shares of common stock and a $35,000 note payable owed to another party into 350,000 shares of common stock. Pursuant to the terms of the Company’s Certificate of Incorporation, the Reorganization resulted in the conversion of all 12,015 shares of outstanding Series C Stock into 2,255,332 shares of common stock.

F.	$5,000,000 Debenture

In January 2004, the Company closed on a secured convertible debenture facility of $5,000,000 with Goodnow. The Debenture had a due date of December 24, 2004, an interest rate of 10% and was secured by all of the assets of the Company. The Reorganization was accounted for at historical cost and there was no change in the basis of the Company’s assets and liabilities. The Company borrowed $2,500,000 under the Debenture during the three months ended March 31, 2004. Since the conversion rate of the Debenture of $0.10 per share was less than the market value of the Company’s common stock at the time of the advances, accounting principles require that a portion of the proceeds be allocated to additional paid-in-capital for this beneficial conversion feature. The resulting discount on the $2,500,000 of advances reduced liabilities and increased equity on the balance sheet by $2,500,000 at March 31, 2004. As the amount of the beneficial conversion feature exceeded the proceeds of the Debenture, the amount of the beneficial conversion feature recorded was limited to the proceeds from the Debenture. The $2,500,000 beneficial conversion feature is being recognized as noncash interest expense over the term of the debenture.

In April 2004, the Company received the remaining $2,500,000 of advances under the Debenture. On April 19, 2004, Goodnow voluntarily converted the principal and interest into 50,468,750 shares of the Company’s common stock at a price of $0.10 per share. This additional $2,500,000 advance resulted in $2,500,000 of additional beneficial conversion feature on the Debenture. As the Debenture was terminated early and converted to common stock in April 2004, principally all of the $5,000,000 of the total beneficial conversion feature of the Debenture will be recognized as noncash interest expense during the quarter ending June 30, 2004.

In connection with the Debenture, Incara issued to Goodnow a warrant to purchase 12,500,000 shares of common stock. Pursuant to its terms, the warrant expired unexercised as a result of the Financing.

G.	Incara Development, Ltd.

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

H.	CPEC LLC

In October 2003, CPEC, the Company’s 35% owned equity investee, licensed bucindolol, a drug previously under development by the Company for the treatment of heart failure, to ARCA Discovery, Inc. in return for possible future royalty and milestone payments.

I.	Liver Cell Program

On October 31, 2002, Incara Pharmaceuticals sold substantially all of the assets and operations of its liver cell program to Vesta Therapeutics, Inc. (“Vesta”) and recognized a gain of $1,912,000 on the sale. The Company received a right to royalties on products developed using intellectual property transferred to Vesta and proceeds of $3,422,000, which consisted of $2,955,000 of cash payments and $467,000 of reduction in the Company’s notes payable and capital lease obligations. As part of the transaction, the Company sold to Vesta property and equipment with a net book value of $572,000 and assigned certain related licenses and other agreements to Vesta. The Company wrote off $492,000 for impaired laboratory facilities and established a reserve of $446,000 for the future net rent costs of the laboratory facility. The balance of the reserve was $320,000 at March 31, 2004. Net expenses of the liver cell program of $38,000 for the six months ended March 31, 2003 are shown as discontinued operations on the statements of operations.

J.	Stock-Based Compensation

Under the principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, the Company does not recognize compensation expense associated with the grant of stock options to employees unless an option is granted with an exercise price at less than fair market value. SFAS 123 requires the use of option valuation models to recognize as expense stock option grants to consultants and to provide supplemental information regarding options granted to directors and employees. For the six months ended March 31, 2004 and 2003, all stock options granted to directors, employees and consultants were issued at or above the fair market value of a share of common stock. During the six months ended March 31, 2004, a fully vested stock option with a fair market value of $64,000 was granted to a consultant and was expensed. No stock options were granted to consultants in fiscal 2003.

The Company’s pro forma information utilizing the Black-Scholes option valuation model is as follows (in thousands, except for net loss per share information):

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Net loss attributable to common stockholders as reported	$(2,308)	$(1,480)	$(4,786)	$(1,394)
Pro forma adjustment for stock-based compensation	(205)	(37)	(587)	(31)

Pro forma net loss attributable to common stockholders	$(2,513)	$(1,517)	$(5,373)	$(1,425)

Basic and diluted net loss per weighted share attributable to common stockholders:
As reported	$(0.05)	$(0.11)	$(0.13)	$(0.10)
Pro forma - adjusted for stock-based compensation	$(0.05)	$(0.11)	$(0.14)	$(0.10)

Pro forma information regarding the Company’s net loss was determined as if the Company had accounted for its employee stock options and shares sold under its Employee Stock Purchase Plan under the fair value method of SFAS 123. The fair value of each option grant for employees and consultants is estimated on the date of the grant using the Black-Scholes option valuation model with the following weighted-average assumptions used for grants:

	Six Months Ended March 31,
	2004	2003
Dividend yield	0%	0%
Expected volatility	274%	233%
Risk-free interest rate	1.2% - 4.7%	1.2% - 3.8%
Expected option life (in years from vesting)	3	3

K.	Commitments and Contingencies

At March 31, 2004, the Company had future contractual operating lease commitments of $960,000 for its administrative office and laboratory facilities, of which $320,000 has been accrued as a liability for discontinued operations. In December 1999, Incara Pharmaceuticals sold IRL, its anti-infectives division, to a private pharmaceutical company. Incara Pharmaceuticals remains contingently liable through May 2007 for a lease obligation of approximately $3,987,000 assumed by the purchaser on the former IRL facility in Cranbury, New Jersey.

L.	Subsequent Events

In April 2004, the Company received the remaining $2,500,000 of advances under the Debenture and Goodnow converted the total Debenture of $5,000,000 of principal and $47,000 of accrued interest into 50,468,750 shares of common stock. On April 19, 2004, Incara completed a private placement sale of 41,040,000 shares of common stock at $0.25 per share, resulting in net proceeds of approximately $9,360,000 (after deducting costs of the sale). The Company issued warrants to the investors to purchase 16,416,000 shares of common stock with an exercise price of $0.40 per share and issued a warrant to the placement agent to purchase 4,104,000 shares of common stock with an exercise price of $0.25 per share. A pro forma balance sheet presents the effects of the April 2004 financing transactions is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section on page 15 of this Form 10-Q.

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

With the recent completion of toxicology studies, we believe we have satisfied preclinical requirements and we have submitted an IND with the Food and Drug Administration to initiate Phase 1 clinical trials with our lead compound as a treatment for ALS.

We do not have any revenue, other than grant income, and therefore we must rely on outside investors, grants or collaborations to finance our operations.

On April 30, 2004, Goodnow Capital, L.L.C. exercised its rights as a majority stockholder and replaced our then current Board of Directors with three individuals affiliated with Goodnow. David C. Cavalier was appointed Chairman of the Board of Directors. In May 2004, Clayton I. Duncan resigned as the President and Chief Executive Officer and Shayne C. Gad, Ph.D. was appointed President.

Results of Operations

We had net losses attributable to common stockholders of $2,308,000 and $4,786,000 for the three and six months ended March 31, 2004, respectively, versus net losses attributable to common stockholders of $1,480,000 and $1,394,000 for the three and six months ended March 31, 2003, respectively. The net loss for the six months ended March 31, 2003 was reduced by a $1,912,000 gain on the sale of our liver cell operations to Vesta Therapeutics, Inc. in October 2002.

In August 2003, we were awarded a $100,000 Small Business Innovation and Research, or SBIR, Phase I grant from the National Cancer Institute, a division of the National Institutes of Health, or NIH, and in March 2004, we were awarded an SBIR Phase II grant from the NIH. Pursuant to the grants, we are studying the antitumor and radiation-protective effects of our catalytic antioxidants. We completed Phase I and received the $100,000 Phase I grant income during the six months ended March 31, 2004. The Phase II grant is payable over two years and will explore the ability of the selected compound to inhibit tumors from becoming channels for further cancerous growth and block damage to normal tissue from radiation therapy. The initial grant amount of $375,000 of Phase II was awarded in March 2004 by the NIH. $375,000 for the second part of the Phase II grant is expected to be awarded in early 2005 and is contingent upon the NIH’s availability of funds and satisfactory progress of the project. The study is a collaboration between us and the Department of Radiation Oncology at Duke University Medical Center.

During fiscal 2003 we decreased our spending on research and development, or R&D, activities because of our lack of financial resources. With the financing we received beginning in July 2003, we were able to move forward with our preclinical catalytic antioxidant programs. Our R&D expenses increased $1,272,000, or 182%, to $1,969,000 for the three months ended March 31, 2004 from $697,000 for the three months ended March 31, 2003. R&D expenses increased $1,898,000, or 112%, to $3,597,000 for the six months ended March 31, 2004 from $1,699,000 for the six months ended March 31, 2003. Our primary operational focus and R&D spending during the six months ended March 31, 2004 was on preclinical pharmacology and toxicology tests on our lead compound for the treatment of ALS. We also incurred additional drug development costs and consulting fees related to our ALS program. These increases in spending were offset by lower payroll costs due to reductions in salaries implemented in the summer of 2003. R&D expenses for our antioxidant program have totaled $20,407,000 from inception through March 31, 2004. Because of the uncertainty of our research and development and clinical studies, we are unable to predict the anticipated program completion date, if any, and the level of spending.

General and administrative, or G&A, expenses decreased $240,000, or 41%, to $344,000 for the three months ended March 31, 2004 from $584,000 for the three months ended March 31, 2003. G&A expenses decreased $62,000, or 6%, to $1,057,000 for the six months ended March 31, 2004 from $1,119,000 for the six months ended March 31, 2003. G&A expenses were lower this year primarily due to lower payroll costs due to reductions in salaries implemented in the summer of 2003. For the six months ended March 31, 2004, the effect of the reduced salaries was partially offset by increased legal, accounting and filing fees incurred in connection with our financing and reorganization activities.

On October 31, 2002, we sold substantially all the assets and operations of our liver cell program to Vesta and recognized a gain of $1,912,000 on the sale. We received a right to royalties on products developed using intellectual property transferred to Vesta and proceeds of $3,422,000, which consisted of $2,955,000 of cash payments and $467,000 of reduction in our notes payable and capital lease obligations. As part of the transaction, we sold to Vesta property and equipment with a net book value of $572,000 and assigned certain related licenses and other agreements to Vesta. We wrote off $492,000 for impaired laboratory facilities and established a reserve of $446,000 for the future net rent costs of our exited laboratory facility. Net expenses of the liver cell program of $38,000 for the six months ended March 31, 2003 are shown as discontinued operations on the statements of operations.

Our expenses associated with Incara Development and development of deligoparin of $81,000 were included in “Equity in loss of Incara Development” for the six months ended March 31, 2003. The Phase 2/3 clinical trial of deligoparin for the treatment of inflammatory bowel disease ended in September 2002 along with the development of deligoparin, due to an analysis of the clinical trial results, which showed that treatment with deligoparin did not meet the primary or secondary endpoints of the study. We terminated our collaboration with Elan in November 2003 and we became the sole owner of Incara Development. As a result, we now consolidate Incara Development’s operations with Incara Pharmaceuticals. We are in the process of liquidating Incara Development.

Other income of $138,000 for the six months ended March 31, 2003 related to sublease rental income of our leased laboratory facility.

We accreted $135,000 and $466,000 of dividends on our Series C preferred stock during the six months ended March 31, 2004 and 2003, respectively. As part of the reorganization on November 20, 2003, all shares of Series C preferred stock were converted into common stock and we no longer accrete dividends on the Series C preferred stock.

Liquidity and Capital Resources

At March 31, 2004, we had $366,000 of cash, a decrease of $220,000 from September 30, 2003. The decrease was primarily due to operating expenses, offset by proceeds received from our financing transactions with Goodnow Capital, L.L.C.

During October and November 2003, we borrowed the final $1,000,000 available under a $3,000,000 convertible note arrangement with Goodnow. On November 20, 2003, this $3,000,000 note, plus accrued interest, was converted into 30,601,444 shares of common stock at the conversion rate of $0.10 per share.

In January 2004, we closed on a convertible debenture of $5,000,000 with Goodnow. We borrowed $2,500,000 during the three months ended March 31, 2004 and the remaining $2,500,000 in April 2004. On April 19, 2004, Goodnow converted the debenture and accrued interest into 50,468,750 shares of common stock at the conversion rate of $0.10 per share.

In April 2004, we completed a private placement of 41,040,000 shares of common stock resulting in net proceeds of approximately $9,360,000. We believe that we now have adequate financial resources to conduct operations at least through the end of calendar 2004.

Since the debenture conversion rate of $0.10 per share was less than the market value of Incara common stock at the time of the advances, accounting regulations require that the debenture proceeds be allocated to the beneficial conversion feature. The resulting $5,000,000 of discount on the $5,000,000 that we borrowed under the debenture will be recognized as $5,000,000 of noncash interest expense primarily during the quarter ending June 30, 2004, when the debenture was converted to common stock.

During the six months ended March 31, 2004, we incurred operational losses of $4,552,000. We anticipate our net operational costs will increase during the remainder of fiscal 2004 and for the foreseeable future as we expand our operations and enter clinical trials, although our ongoing cash requirements will depend on numerous factors, particularly the progress of our catalytic antioxidant program and our ability to negotiate and complete collaborative agreements. In order to help fund our on-going operating cash requirements, we intend to establish new collaborations for our antioxidant research program that include initial cash payments and on-going research support. In addition, we may sell additional shares of our stock and explore other strategic and financial alternatives, including a merger with another company.

There are uncertainties as to these potential sources of capital. Our access to capital might be restricted because we might not be able to enter into any collaboration on terms acceptable or favorable to us due to conditions in the pharmaceutical industry or in the economy in general or based on the prospects of our catalytic antioxidant program. Even if we are successful in obtaining a collaboration for our antioxidant program, we might have to relinquish rights to technologies, product candidates or markets that we might otherwise develop ourselves.

Similarly, due to market conditions, the illiquid nature of our stock, and other possible limitations on stock offerings, we might not be able to sell additional securities or raise other funds on terms acceptable or favorable to us. It can be difficult for small biotechnology companies such as us to raise funds in the equity markets. Any additional equity financing, if available, would likely result in substantial dilution to existing stockholders.

At March 31, 2004, we had a debt obligation of $749,000 owed to Elan which was due in December 2006 and a debt obligation of $2,532,000 owed to Goodnow, which was due in December 2004. The debt owed to Goodnow was converted to common stock in April 2004. We also had future contractual operating lease commitments of $960,000 for our administrative office and laboratory facilities, of which $320,000 has been accrued as a liability. In addition, in December 1999, we sold IRL, our anti-infectives division, to a private pharmaceutical company. We remain contingently liable through May 2007 for a lease obligation of approximately $3,987,000 assumed by the purchaser on the former IRL facility in Cranbury, New Jersey.

The following unaudited pro forma consolidated balance sheet at March 31, 2004 has been adjusted to present the effects of the financing transactions that occurred in April 2004 as if it had occurred at March 31, 2004. The unaudited pro forma adjustments include:

•	receipt of proceeds from the final debenture advance of $2,500,000 from Goodnow in April 2004 and recognition of $2,500,000 of beneficial conversion feature on the advance;

•	accrual of interest expense on the debenture from March 31, 2004 to the date of conversion of $15,000;

•	the conversion of the $5,000,000 debenture principal and $47,000 of accrued interest into 50,468,750 shares of common stock;

•	a credit to the accumulated deficit account for the interest expense charge of $5,000,000 for the immediate accretion of the discount related to the beneficial conversion feature of the debenture; and

•	the private placement sale of 41,040,000 shares of common stock at $0.25 per share resulting in net proceeds, after offering expenses, of approximately $9,360,000.

PRO FORMA CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share data)

	March 31, 2004
	Actual	Pro Forma Adjustments	Pro Forma As Adjusted
ASSETS
Current assets:
Cash and cash equivalents	$366	$11,860	$12,226
Prepaids and other current assets	159	—	159

Total current assets	525	11,860	12,385
Property and equipment, net	20	—	20
Other assets	355	—	355

Total assets	$900	$11,860	$12,760

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,242	$—	$1,242
Accrued expenses	20	—	20
Reserve for liabilities of discontinued operations	320	—	320
Current portion of notes payable (net of discount from beneficial conversion feature of $2,500)	32	(32)	—

Total current liabilities	1,614	(32)	1,582

Long-term note payable to Elan	749	—	749

Stockholders’ equity (deficit):
Preferred stock	5	—	5
Common stock, $.001 par value per share, 350,000,000 shares authorized; 47,365,117 shares issued and outstanding, actual, and 138,873,867 shares issued and outstanding, pro forma	47	92	139
Additional paid-in capital	126,158	16,815	142,973
Accumulated deficit	(127,673)	(5,015)	(132,688)

Total stockholders’ equity (deficit)	(1,463)	11,892	10,429

Total liabilities and stockholders’ equity (deficit)	$900	$11,860	$12,760

Item 4. Controls and Procedures.

(a) As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Principal Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

(b) No change in the Company’s internal control over financial reporting occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On January 9, 2004, Incara Pharmaceuticals issued to Goodnow Capital, L.L.C. a warrant to purchase 12,500,000 shares of common stock at an exercise price of $0.40 per share. This transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The warrant expired on April 19, 2004.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Incara Pharmaceuticals was held on March 11, 2004. The following is a brief description of each matter voted upon at the meeting and the number of affirmative votes and the number of negative votes cast with respect to each matter.

(a)	The stockholders elected the following persons as directors of Incara Pharmaceuticals: Clayton I. Duncan; Edgar H. Schollmaier; Stephen M. Prescott; and Eugene J. McDonald. The votes for and against (withheld) each nominee were as follows:

Nominee	Votes For	Votes Withheld	Votes Abstained
Clayton I. Duncan	41,066,421	391,780	0
Edgar H. Schollmaier	41,066,421	392,180	0
Stephen M. Prescott	41,260,221	197,980	0
Eugene J. McDonald	41,066,421	391,780	0

(b)	The stockholders approved an amendment to Incara Pharmaceuticals’ 1994 Stock Option Plan to increase the number of authorized shares of common stock from 4,500,000 to 19,500,000 shares, with 32,251,314 shares voting for approval, 949,869 shares voting against, 15,550 shares abstained and 5,241,468 shares were broker non-votes.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

Exhibit #	Description
10.105	Separation Agreement dated May 4, 2004 between Clayton I. Duncan and Incara Pharmaceuticals Corporation

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	The following report on Form 8-K was filed by Incara Pharmaceuticals during the three months ended March 31, 2004.

Date Filed	Event
January 15, 2004	Issuance of $5 million convertible debenture to Goodnow Capital, L.L.C.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INCARA PHARMACEUTICALS CORPORATION

Date: May 10, 2004	By:	/S/ DAVID C. CAVALIER
David C. Cavalier Chairman of the Board of Directors (Principal Executive Officer)

Date: May 12, 2004	By:	/S/ RICHARD W. REICHOW
Richard W. Reichow Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)