Form 10-Q
period 2004-06-30
AEOLUS PHARMACEUTICALS, INC.
filed 2004-08-11
CIK 1261734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to             .

Commission File Number

0-50481

AEOLUS PHARMACEUTICALS, INC.

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

INCARA PHARMACEUTICALS CORPORATION

(Former Name)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 9, 2004
Common Stock, par value $.01	13,944,240 Shares

AEOLUS PHARMACEUTICALS, INC.

AEOLUS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares and per share data)

	June 30, 2004	September 30, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,055	$586
Prepaids and other current assets	105	114

Total current assets	9,160	700

Property and equipment, net	17	25
Other assets	355	355

Total assets	$9,532	$1,080

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,018	$461
Accrued expenses	64	45
Reserve for liabilities of discontinued operations	285	388
Current portion of notes payable	—	2,048

Total current liabilities	1,367	2,942

Long-term note payable	768	714

Series C redeemable convertible exchangeable preferred stock	—	14,503

Total liabilities	2,135	18,159

Stockholders’ equity (deficit):
Preferred stock, $.01 par value per share, 3,000,000 shares authorized:
Series B nonredeemable convertible preferred stock, 600,000 shares authorized; 503,544 shares issued and outstanding	5	5
Common stock, $.01 par value per share, 35,000,000 shares authorized; 13,938,087 and 1,413,383 shares issued and outstanding at June 30, 2004 and September 30, 2003, respectively	139	14
Additional paid-in capital	145,393	105,892
Restricted stock	—	(104)
Accumulated deficit	(138,140)	(122,886)

Total stockholders’ equity (deficit)	7,397	(17,079)

Total liabilities and stockholders’ equity (deficit)	$9,532	$1,080

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Revenue
Grant income	$72	$—	$174	$—
Costs and expenses:
Research and development	3,147	566	6,744	2,265
General and administrative	2,381	485	3,438	1,604

Total costs and expenses	5,528	1,051	10,182	3,869

Loss from operations	(5,456)	(1,051)	(10,008)	(3,869)
Equity in income (loss) of Incara Development	—	7	—	(74)
Interest income (expense), net	(5,013)	(15)	(5,112)	(56)
Other income	1	83	1	221

Loss from continuing operations	(10,468)	(976)	(15,119)	(3,778)
Discontinued operations	—	—	—	(38)
Gain on sale of discontinued operations	—	—	—	1,912

Net loss	(10,468)	(976)	(15,119)	(1,904)
Preferred stock dividend accreted	—	(240)	(135)	(706)

Net loss attributable to common stockholders	$(10,468)	$(1,216)	$(15,254)	$(2,610)

Net income (loss) per common share (basic and diluted):
Loss from continuing operations available to common stockholders	$(0.81)	$(0.89)	$(2.23)	$(3.29)

Discontinued operations	$—	$—	$—	$(0.03)

Gain on sale of discontinued operations	$—	$—	$—	$1.40

Net loss attributable to common stockholders	$(0.81)	$(0.89)	$(2.23)	$(1.92)

Weighted average common shares outstanding:
Basic and diluted	12,877	1,372	6,830	1,362

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(15,119)	$(1,904)
Loss from discontinued operations	—	38
Gain on sale of discontinued operations	—	(1,912)

Loss from continuing operations	(15,119)	(3,778)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	8	158
Loss from discontinued operations	—	(38)
Equity in loss of Incara Development	—	112
Noncash compensation	2,462	84
Noncash consulting expenses	64	13
Noncash interest expense	5,134	49
Gain on sale of equipment	—	(21)
Change in assets and liabilities:
Prepaids and other assets	9	(75)
Accounts payable and accrued expenses	472	351

Net cash used in operating activities	(6,970)	(3,145)

Cash flows from investing activities:
Proceeds from sale of division	—	3,422
Proceeds from sale of equipment	—	25

Net cash provided by investing activities	—	3,447

Cash flows from financing activities:
Proceeds from sale of common stock, net of expenses	9,424	—
Proceeds from notes payable	6,000	—
Amortization of debt issuance costs	15	—
Principal payments on notes payable	—	(441)
Principal payments on capital lease obligations	—	(49)

Net cash provided by (used in) financing activities	15,439	(490)

Net increase (decrease) in cash and cash equivalents	8,469	(188)
Cash and cash equivalents at beginning of period	586	209

Cash and cash equivalents at end of period	$9,055	$21

Supplemental disclosure of noncash activities:
Series C preferred stock dividend accreted	$135	$706

Beneficial conversion feature of convertible debenture	$5,000	$—

Common stock issued in exchange for notes payable and accrued interest	$8,143	$—

Common stock issued in exchange for Series C preferred stock	$14,637	$—

Net settlement of additional Incara Development investment	$—	$(357)

The accompanying notes are integral part of these unaudited consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	Basis of Presentation

The Company is developing catalytic antioxidant molecules to protect against the damaging effects of reactive oxygen-derived molecules, commonly referred to as free radicals.

The “Company” refers collectively to Aeolus Pharmaceuticals, Inc., a Delaware corporation (“Aeolus”) and its wholly owned subsidiary, Aeolus Sciences, Inc., a Delaware corporation. Prior to July 16, 2004, the Company’s name was Incara Pharmaceuticals Corporation. The Company also owns Incara Development, Ltd., an inactive Bermuda corporation (“Incara Development”) and a 35.0% interest in CPEC LLC, a Delaware limited liability company (“CPEC”). The Company uses the equity method to account for its investment in CPEC.

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

On April 19, 2004, Goodnow Capital, L.L.C. (“Goodnow”) converted a secured convertible debenture with outstanding principal of $5,000,000 (the “Debenture”) and accrued interest into 5,046,875 shares of common stock, eliminating the Debenture’s repayment obligation, and the Company completed a private placement sale of 4,104,000 shares of its common stock resulting in net proceeds of $9,359,000 (the “Financing”). The Company believes it now has adequate financial resources to conduct operations at least until the third fiscal quarter of fiscal 2005.

C.	Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (the “FASB”) issued FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities (or assets in certain circumstances) in statements of financial position. This statement affects the issuer’s accounting for three types of freestanding financial instruments including (1) mandatorily redeemable shares that are required to be redeemed at a specified or determinable date or upon an event certain to occur, (2) put options and forward purchase contracts, which involve financial instruments embodying an obligation that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on something other than the issuer’s own equity shares and (3) certain obligations that can be settled with shares, the monetary value of which is (i) fixed or tied solely or predominantly to a variable such as a market index, or (ii) varies inversely with the value of the issuer’s shares. SFAS 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities - all of whose shares are mandatorily redeemable. SFAS 150 became effective on July 1, 2003 for the Company. As a result of SFAS 150, the Company classified its Series C redeemable convertible exchangeable preferred stock (“Series C Stock”) as a liability at September 30, 2003. All shares of Series C Stock were exchanged for common stock on November 20, 2003.

In 2003, the FASB Emerging Issues Task Force (“EITF”) reached a tentative conclusion on Issue 03-06, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share” that the two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders, but does not require the presentation of basic and diluted EPS for securities other than common stock. However, the EITF observed that the presentation of basic and diluted earnings per share for a participating security other than common stock is not precluded. The Company is currently evaluating the effect that this EITF conclusion would have on its current presentation of earnings per share.

D.	Net Loss Per Common Share

The Company computes basic net loss per weighted average share attributable to common stockholders using the weighted average number of shares of common stock outstanding during the period. The Company computes diluted net loss per weighted average shares attributable to common stockholders using the weighted average number of shares of common and dilutive potential common shares outstanding during the period. Potential common shares consist of stock options, restricted common stock, convertible debt, warrants and convertible preferred stock, using the treasury stock method and are excluded if their effect is antidilutive. Diluted weighted average common shares excluded incremental shares of approximately 4,525,000 as of June 30, 2004 related to stock options to purchase common stock, convertible preferred stock, convertible debt and warrants to purchase common and preferred stock. These shares were excluded due to their antidilutive effect as a result of the Company’s loss from continuing operations.

E.	Reorganization

On July 28, 2003, the Company entered into a $3,000,000 secured bridge loan facility (the “$3M Note”) with Goodnow. Through September 30, 2003, the Company borrowed $2,000,000 of the $3M Note. The remaining $1,000,000 was borrowed in October and November 2003. On November 20, 2003, the Company’s stockholders approved a reorganization and merger (the “Reorganization”) of the Company with and into its wholly owned subsidiary, Incara, Inc., pursuant to which the Company’s stockholders became stockholders of Incara, Inc. The Reorganization was completed on November 20, 2003 and Incara, Inc. changed its name to Incara Pharmaceuticals Corporation. The Reorganization was accounted for at historical cost and there was no change in the basis of the Company’s assets and liabilities. Pursuant to the terms of the respective agreements, the Reorganization resulted in the conversion of the $3M Note into 3,060,144 shares of common stock and a $35,000 note payable owed to another party into 35,000 shares of common stock. Pursuant to the terms of the Company’s Certificate of Incorporation, the Reorganization resulted in the conversion of all 12,015 shares of outstanding Series C Stock into 225,533 shares of common stock.

F.	$5,000,000 Debenture

In January 2004, the Company closed on a secured convertible debenture facility of $5,000,000 with Goodnow. The Debenture had a due date of December 24, 2004, an interest rate of 10% and was secured by all of the assets of the Company. The Debenture, including interest, was convertible into common stock at a price of $1.00 per share. In connection with the issuance of the $3M Note and the Debenture, the Company agreed to various covenants and restrictions on its operations. The Company borrowed $5,000,000 under the Debenture during the period from January 2004 through April 16, 2004. Since the conversion rate of the Debenture of $1.00 per share was less than the market value of the Company’s common stock at the time of the advances, accounting principles require that a portion of the proceeds be allocated to additional paid-in-capital for this beneficial conversion feature. As the amount of the beneficial conversion feature exceeded the proceeds of the Debenture, the amount of the beneficial conversion feature recorded was limited to the $5,000,000 proceeds from the Debenture. On April 19, 2004, Goodnow voluntarily converted the principal and interest into 5,046,875 shares of the Company’s common stock at a price of $1.00 per share. As the Debenture was terminated early and converted to common stock in April 2004, nearly all of the $5,000,000 beneficial conversion feature of the Debenture was recognized as noncash interest expense during the three months ended June 30, 2004.

In connection with the Debenture, Incara issued to Goodnow a warrant to purchase 1,250,000 shares of common stock. Pursuant to its terms, the warrant expired unexercised as a result of the Financing.

G.	Private Placement Financing

On April 19, 2004, Incara completed a private placement sale of 4,104,000 shares of common stock at $2.50 per share, resulting in net proceeds of $9,359,000 (after deducting costs of the sale). The Company issued warrants to the investors to purchase an aggregate of

1,641,600 shares of common stock with an exercise price of $4.00 per share and issued a warrant to the placement agent to purchase 410,400 shares of common stock with an exercise price of $2.50 per share.

H.	Incara Development, Ltd.

In January 2001, the Company closed on a collaborative transaction with Elan Corporation, plc and several of its affiliated companies (“Elan”). As part of the transaction, Elan and the Company formed a Bermuda corporation, Incara Development, Ltd., to develop deligoparin, a compound that was being investigated as a drug treatment for inflammatory bowel disease. As part of the transaction, Elan and the Company entered into license agreements under which the Company licensed to Incara Development rights to deligoparin and Elan licensed to Incara Development proprietary drug delivery technology. In September 2002, Incara Development ended its Phase 2/3 clinical trial and the development of deligoparin due to an analysis of the clinical trial results, which showed that treatment with deligoparin did not meet the primary or secondary endpoints of the study. The results of the trial did not justify further development of deligoparin for treatment of ulcerative colitis and the development of deligoparin was terminated. Elan and the Company ended their collaboration in the joint venture in November 2003 and the Company became the sole owner of Incara Development. As a result, Incara Development’s operations are now consolidated with the Company’s operations. The Company is currently in the process of liquidating Incara Development.

I.	CPEC LLC

In October 2003, CPEC, the Company’s 35% owned equity investee, licensed bucindolol, a drug previously under development by the Company for the treatment of heart failure, to ARCA Discovery, Inc. in return for possible future royalty and milestone payments.

J.	Liver Cell Program

On October 31, 2002, the Company sold substantially all of the assets and operations of its liver cell program to Vesta Therapeutics, Inc. (“Vesta”) and recognized a gain of $1,912,000 on the sale. The Company received a right to royalties on products developed using intellectual property transferred to Vesta and proceeds of $3,422,000, which consisted of $2,955,000 of cash payments and $467,000 of reduction in the Company’s notes payable and capital lease obligations. As part of the transaction, the Company sold to Vesta property and equipment with a net book value of $572,000 and assigned certain related licenses and other agreements to Vesta. The Company wrote off $492,000 for impaired laboratory facilities and established a reserve of $446,000 for the future net rent costs of the laboratory facility. The balance of the reserve was $285,000 at June 30, 2004. Net expenses of the liver cell program of $38,000 for the nine months ended June 30, 2003 are shown as discontinued operations on the statements of operations.

K.	Stock-Based Compensation

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

The Company recognized noncash charges totaling $2,327,000 during the three months ended June 30, 2004 for accelerated vesting of stock options as a result of a change in the Board of Directors and the resignation of the Company’s former Chief Executive Officer. For the nine months ended June 30, 2004 and 2003, all stock options granted to directors, employees and consultants were issued at or above the fair market value of a share of common stock. During the nine months ended June 30, 2004, a fully vested stock option with a fair market value of $64,000 was granted to a consultant and was expensed. No stock options were granted to consultants in fiscal 2003.

The Company’s pro forma information utilizing the Black-Scholes option valuation model is as follows (in thousands, except for net loss per share information):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Net loss attributable to common stockholders as reported	$(10,468)	$(1,216)	$(15,254)	$(2,610)
Pro forma adjustment for stock-based compensation	(214)	(65)	(801)	(96)

Pro forma net loss attributable to common stockholders	$(10,682)	$(1,281)	$(16,055)	$(2,706)

Basic and diluted net loss per weighted share attributable
to common stockholders:
As reported	$(0.81)	$(0.89)	$(2.23)	$(1.92)
Pro forma - adjusted for stock-based compensation	$(0.83)	$(0.93)	$(2.35)	$(1.99)

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

	Nine Months Ended June 30,
	2004	2003
Dividend yield	0%	0%
Expected volatility	274%	233%
Risk-free interest rate	1.2%-4.7%	1.2%-3.8%
Expected option life (in years from vesting)	3	3

L.	Commitments and Contingencies

At June 30, 2004, the Company had future contractual operating lease commitments of $857,000 for its administrative office and laboratory facilities, of which $285,000 had been accrued as a liability for discontinued operations. In December 1999, the Company sold IRL, its anti-infectives division, to a private pharmaceutical company. The Company remains contingently liable through May 2007 for a lease obligation of approximately $3,747,000 assumed by the purchaser on the former IRL facility in Cranbury, New Jersey.

M.	Subsequent Events

On July 16, 2004, the Company effected a one-for-ten reverse stock split of its common stock and changed its name from Incara Pharmaceuticals Corporation to Aeolus Pharmaceuticals, Inc. All common stock amounts in this Form 10-Q have been adjusted for the reverse stock split.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

Unless otherwise noted, the phrase “we” or “our” refers collectively to Aeolus Pharmaceuticals, Inc. and our wholly owned subsidiary, Aeolus Sciences, Inc.

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

Operations Summary

We are developing a new class of small molecule catalytic antioxidants that destroy oxygen-derived free radicals, believed to be an important contributor to the pathogenesis of many diseases. Our catalytic antioxidants have been shown to reduce damage to tissue in animal studies of neurological disorders such as amyotrophic lateral sclerosis (ALS, also known as Lou Gehrig’s disease) and stroke, and in other non-neurological indications such as cancer radiation therapy, chronic bronchitis and asthma. We have submitted an IND with the Food and Drug Administration to initiate Phase 1 clinical trials with our lead compound as a treatment for ALS.

We do not have any revenue, other than grant income, and therefore we must rely on outside investors, grants or collaborations to finance our operations.

The following management and reorganizational changes have occurred since March 31, 2004.

•	On April 30, 2004, Goodnow Capital, L.L.C. exercised its rights as a majority stockholder and replaced our then current Board of Directors with three individuals affiliated with Goodnow. David C. Cavalier was appointed Chairman of the Board of Directors.

•	On May 5, 2004, Clayton I. Duncan resigned as the President and Chief Executive Officer and Shayne C. Gad, Ph.D. was appointed President.

•	On June 9, 2004, we announced that James D. Crapo, M.D. would become the Company’s Chief Executive Officer on July 1, 2004.

•	On June 28, 2004 and June 29, 2004, we appointed five new members to the Board of Directors and we accepted the resignation of two of the directors affiliated with Goodnow.

•	On July 16, 2004, we effected a one-for-ten reverse stock split, decreased the number of authorized shares of common stock from 350,000,000 to 50,000,000 and changed the name of the Company from Incara Pharmaceuticals Corporation to Aeolus Pharmaceuticals, Inc. All common stock amounts in this Form 10-Q have been adjusted for the reverse stock split.

Results of Operations

We had net losses attributable to common stockholders of $10,468,000 and $15,254,000 for the three and nine months ended June 30, 2004, respectively, versus net losses attributable to common stockholders of $1,216,000 and $2,610,000 for the three and nine months ended June 30, 2003, respectively. The net loss for the nine months ended June 30, 2003 was reduced by a $1,912,000 gain on the sale of our liver cell operations to Vesta Therapeutics, Inc. in October 2002.

In August 2003, we were awarded a $100,000 Small Business Innovation and Research, or SBIR, Phase I grant from the National Cancer Institute, a division of the National Institutes of Health, or NIH, and in March 2004, we were awarded a SBIR Phase II grant from the NIH. Pursuant to the grants, we are studying the antitumor and radiation-protective effects of our catalytic antioxidants. We have completed Phase I and have received $100,000 of Phase I grant income. The Phase II grant is payable over two years and will explore the ability of the selected compound to inhibit tumors from becoming channels for further cancerous growth and block damage to normal tissue from radiation therapy. The initial grant amount of $375,000 of Phase II was awarded in March 2004 by the NIH. The $375,000 for the second part of the Phase II grant is expected to be awarded in early 2005 and is contingent upon the NIH’s availability of funds and satisfactory progress of the project. The study is a collaboration between us and the Department of Radiation Oncology at Duke University Medical Center. We recognized $74,000 of Phase II grant income through June 30, 2004.

During fiscal 2003 we decreased our spending on research and development, or R&D, activities because of our lack of financial resources. With the financing we received beginning in July 2003, we were able to move forward with our preclinical catalytic antioxidant programs. Our R&D expenses increased $2,581,000, or 456%, to $3,147,000 for the three months ended June 30, 2004 from $566,000 for the three months ended June 30, 2003. R&D expenses increased $4,479,000, or 198%, to $6,744,000 for the nine months ended June 30, 2004 from $2,265,000 for the nine months ended June 30, 2003. Our primary operational focus and R&D spending during the nine months ended June 30, 2004 was on preclinical pharmacology and toxicology tests on our lead compound for the treatment of ALS. We also incurred approximately $4,186,000 of outside drug development costs during the nine months ended June 30, 2004 versus only $464,000 of outside drug development costs for the nine months ended

June 30, 2003. In addition, we recognized an $816,000 noncash charge for accelerated vesting of stock options for R&D employees during the three months ended June 30, 2004 as a result of the change in our Board of Directors on April 30, 2004. R&D expenses for our antioxidant program have totaled $23,554,000 from inception through June 30, 2004. Because of the uncertainty of our research and development and clinical studies, we are unable to predict the level of spending and the anticipated program completion date, if any.

General and administrative, or G&A, expenses increased $1,896,000, or 391%, to $2,381,000 for the three months ended June 30, 2004 from $485,000 for the three months ended June 30, 2003. G&A expenses increased $1,834,000, or 114%, to $3,438,000 for the nine months ended June 30, 2004 from $1,604,000 for the nine months ended June 30, 2003. We recognized $1,510,000 of noncash G&A expenses for the three months ended June 30, 2004 for accelerated vesting of stock options for G&A employees as a result of the change in our Board of Directors and the resignation of our former Chief Executive Officer. In addition we incurred severance costs in conjunction with the resignation of our former Chief Executive Officer and increased legal, accounting and filing fees incurred in connection with our financing and reorganization activities.

On October 31, 2002, we sold substantially all the assets and operations of our liver cell program to Vesta and recognized a gain of $1,912,000 on the sale. We received a right to royalties on products developed using intellectual property transferred to Vesta and proceeds of $3,422,000, which consisted of $2,955,000 of cash payments and $467,000 of reduction in our notes payable and capital lease obligations. As part of the transaction, we sold to Vesta property and equipment with a net book value of $572,000 and assigned certain related licenses and other agreements to Vesta. We wrote off $492,000 for impaired laboratory facilities and established a reserve of $446,000 for the future net rent costs of our exited laboratory facility. Net expenses of the liver cell program of $38,000 for the nine months ended June 30, 2003 are shown as discontinued operations on the statements of operations.

Our expenses associated with Incara Development and development of deligoparin of $81,000 were included in “Equity in loss of Incara Development” for the nine months ended June 30, 2003. The Phase 2/3 clinical trial of deligoparin for the treatment of inflammatory bowel disease ended in September 2002 along with the development of deligoparin, due to an analysis of the clinical trial results, which showed that treatment with deligoparin did not meet the primary or secondary endpoints of the study. We terminated our collaboration with Elan in November 2003 and we became the sole owner of Incara Development. As a result, we now consolidate Incara Development’s operations. We are in the process of liquidating Incara Development.

Other income of $221,000 for the nine months ended June 30, 2003 related to sublease rental income of our leased laboratory facility.

We accreted $135,000 and $706,000 of dividends on our Series C preferred stock during the nine months ended June 30, 2004 and 2003, respectively. As part of the reorganization on November 20, 2003, all shares of Series C preferred stock were converted into common stock and we no longer accrete dividends on the Series C preferred stock.

Liquidity and Capital Resources

At June 30, 2004, we had $9,055,000 of cash, an increase of $8,469,000 from September 30, 2003. We believe we now have adequate financial resources to conduct operations at least until the third fiscal quarter of fiscal 2005. The increase in cash was primarily due to the following financing transactions, offset by fiscal 2004 cash operating expenses.

•	During October and November 2003, we borrowed the final $1,000,000 available under a $3,000,000 convertible note arrangement with Goodnow.

•	On November 20, 2003, the $3,000,000 convertible note, plus accrued interest, was converted into 3,060,144 shares of common stock at the conversion rate of $1.00 per share.

•	In January 2004, we closed on a convertible debenture of $5,000,000 with Goodnow. We borrowed $5,000,000 during the period from January 2004 through April 19, 2004.

•	On April 19, 2004, Goodnow converted the $5,000,000 debenture and accrued interest into 5,046,875 shares of common stock at the conversion rate of $1.00 per share.

•	On April 19, 2004, we completed a private placement of 4,104,000 shares of common stock at $2.50 per share, resulting in net proceeds of $9,359,000. In conjunction with the private placement, we issued warrants to purchase 1,641,600 shares of common stock with an exercise price of $4.00 per share and issued a warrant to the placement agent to purchase 410,400 shares of common stock with an exercise price of $2.50 per share.

Since the convertible debenture conversion rate of $1.00 per share was less than the market value of our common stock at the time of the advances, accounting regulations require that the convertible debenture proceeds be allocated to the beneficial conversion feature. The resulting $5,000,000 of discount on the $5,000,000 that we borrowed under the convertible debenture was recognized as $5,000,000 of noncash interest expense primarily on April 19, 2004, when the convertible debenture was converted to common stock.

We incurred operational losses of $5,456,000 and $10,008,000 during the three and nine months ended June 30, 2004, respectively. Due to the nonrecurring noncash charges for stock options recognized in the third quarter of fiscal 2004, we anticipate our operational costs will be lower during the fourth quarter of fiscal 2004. Our ongoing cash requirements will depend on numerous factors, particularly the progress of our catalytic antioxidant program and our ability to negotiate and complete collaborative agreements. In order to help fund our on-going operating cash requirements, we intend to seek new collaborations for our antioxidant research program that include initial cash payments and on-going research support. In addition, we may sell additional shares of our stock and explore other strategic and financial alternatives, including a merger with another company.

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

At June 30, 2004, we had a $768,000 debt obligation owed to Elan that is due in December 2006. We also had future contractual operating lease commitments of $857,000 for our administrative office and laboratory facilities, of which $285,000 has been accrued as a liability. In addition, in December 1999, we sold IRL, our anti-infectives division, to a private pharmaceutical company. We remain contingently liable through May 2007 for a lease obligation of approximately $3,747,000 assumed by the purchaser on the former IRL facility in Cranbury, New Jersey.

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

Part II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On April 19, 2004, the Company completed a private placement to accredited investors of 4,104,000 shares of common stock at $2.50 per share, which included the issuance of warrants to purchase 1,641,600 shares of common stock at $4.00 per share. In addition, the Company issued to the placement agent, SCO Securities LLC, a warrant to purchase 410,400 shares of common stock at $2.50 per share. These transactions were exempt under Section 4(2) of the Securities Act of 1933, as amended.

Item 4. Submission of Matters to a Vote of Security Holders

On April 30, 2004, the Company’s majority stockholder, Goodnow Capital, L.L.C., approved the following resolutions by written consent:

•	Each of the then current members of the Board of Directors was removed from the Board of Directors; and

•	three individuals affiliated with Goodnow were elected to the Board of Directors.

On June 24, 2004, Goodnow approved the following resolutions by written consent:

•	The Certificate of Incorporation was amended to evidence a one-for-ten reverse stock split of the common stock, to change the par value of the common stock from $0.001 to $0.01 per share and to change the name of the Company from Incara Pharmaceuticals Corporation to Aeolus Pharmaceuticals, Inc.; and

•	the maximum number of shares reserved for issuance under the Company’s 1994 Stock Option Plan was increased to 2,500,000 shares.

The Company sent notice of these actions to all stockholders.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

Exhibit #	Description
3.1	Certificate of Incorporation, as amended

3.2	Bylaws, as amended

4.1	Form of Common Stock Certificate

10.106	Letter dated May 17, 2004 from Elan International Services, Limited and Elan Pharma International Limited to Incara Pharmaceuticals Corporation

10.107	Consulting Agreement between Incara Pharmaceuticals Corporation and Shayne C. Gad, Ph.D. dated June 8, 2004

10.108	Employment Agreement between James D. Crapo, M.D. and Incara Pharmaceuticals dated June 22, 2004

10.109	Aeolus Pharmaceuticals, Inc. 1994 Stock Option Plan, as amended

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	The following reports on Form 8-K were filed by the Company during the three months ended June 30, 2004.

Date Filed	Event
April 19, 2004	Private placement of common stock

April 21, 2004	Documents filed as exhibits for April 19, 2004 private placement of common stock

April 30, 2004	Election of a new Board of Directors

May 5, 2004	Submission of Investigational New Drug Application, resignation of President and Chief Executive Officer and appointment of President

June 8, 2004	Discussions with Food and Drug Administration and revision of Phase 1 clinical trial protocol

June 9, 2004	Appointment of Chief Executive Officer

June 25, 2004	Announcement of one-for-ten reverse stock split and change of Company’s name to Aeolus Pharmaceuticals, Inc.

June 28, 2004	Appointment of three new members to Board of Directors

June 30, 2004	Appointment of two new members to Board of Directors and resignation of two members of Board of Directors

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEOLUS PHARMACEUTICALS, INC.

Date: August 11, 2004	By:	/S/ JAMES D. CRAPO
James D. Crapo, M.D. Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2004	By:	/S/ RICHARD W. REICHOW
Richard W. Reichow Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)