Form 10-Q
period 2004-12-31
AEOLUS PHARMACEUTICALS, INC.
filed 2005-02-08
CIK 1261734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2004.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 7, 2005
Common Stock, par value $.01	13,975,760 Shares

AEOLUS PHARMACEUTICALS, INC.

AEOLUS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares and per share data)

	December 31, 2004	September 30, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,047	$7,381
Accounts receivable	78	131
Prepaids and other current assets	113	118

Total current assets	5,238	7,630

Property and equipment, net	12	15
Other assets	211	211

Total assets	$5,461	$7,856

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$775	$1,185
Accrued expenses	58	102
Liabilities of discontinued operations	215	250

Total current liabilities	1,048	1,537

Long-term note payable	806	787

Total liabilities	1,854	2,324

Stockholders’ equity:
Preferred stock, $.01 par value per share, 3,000,000 shares authorized: Series B nonredeemable convertible preferred stock, 600,000 shares authorized; 503,544 shares issued and outstanding	5	5
Common stock, $.01 par value per share, 50,000,000 shares authorized; 13,947,303 shares issued and outstanding	139	139
Additional paid-in capital	145,608	145,576
Accumulated deficit	(142,145)	(140,188)

Total stockholders’ equity	3,607	5,532

Total liabilities and stockholders’ equity	$5,461	$7,856

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended December 31,
	2004	2003
Revenue:
Grant income	$109	$47

Costs and expenses:
Research and development	1,620	1,628
General and administrative	450	713

Total costs and expenses	2,070	2,341

Loss from operations	(1,961)	(2,294)
Interest expense, net	(2)	(49)
Other income	6	—

Net loss	(1,957)	(2,343)

Preferred stock dividend accreted	—	(135)

Net loss attributable to common stockholders	$(1,957)	$(2,478)

Net loss per weighted share attributable to common stockholders:
Basic and diluted	$(0.14)	$(0.86)

Weighted average common shares outstanding:
Basic and diluted	13,947	2,877

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended December 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(1,957)	$(2,343)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3	3
Noncash compensation	23	104
Noncash consulting fees	9	64
Noncash interest expense	19	50
Amortization of debt issuance costs	—	15
Change in assets and liabilities:
Accounts receivable	53	—
Prepaids and other assets	5	34
Accounts payable and accrued expenses	(489)	604

Net cash used in operating activities	(2,334)	(1,469)

Cash flows from financing activities:
Proceeds from notes payable	—	1,000

Net cash provided by financing activities	—	1,000

Net decrease in cash and cash equivalents	(2,334)	(469)
Cash and cash equivalents at beginning of period	7,381	586

Cash and cash equivalents at end of period	$5,047	$117

Supplemental disclosure of noncash activities:
Series C preferred stock dividend accreted	$—	$135

Common stock issued in exchange for note payable and accrued interest	$—	$3,095

Common stock issued in exchange for Series C preferred stock	$—	$14,637

The accompanying notes are integral part of these unaudited consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	Basis of Presentation

The Company is developing catalytic antioxidant molecules to protect against the damaging effects of reactive oxygen-derived molecules, commonly referred to as free radicals. In October 2004, the Company initiated a Phase 1 clinical trial for amyotrophic lateral sclerosis (“ALS”, also known as Lou Gehrig’s disease).

The “Company” refers collectively to Aeolus Pharmaceuticals, Inc., a Delaware corporation (“Aeolus”) and its wholly owned subsidiary, Aeolus Sciences, Inc., a Delaware corporation. The Company also has a 35.0% equity interest in CPEC LLC, a Delaware limited liability company, which had minimal activity during the three months ended December 31, 2004. The Company uses the equity method to account for its investment in CPEC. The Company’s primary operations are located in Research Triangle Park, North Carolina. On July 16, 2004, the Company effected a one-for-ten reverse stock split of its common stock and changed its name from Incara Pharmaceuticals Corporation to Aeolus Pharmaceuticals, Inc. All common stock amounts in these financial statements have been adjusted for the reverse stock split.

All significant intercompany activity has been eliminated in the preparation of the consolidated financial statements. The unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Some information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. The consolidated balance sheet at September 30, 2004 was derived from the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004. The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in that Annual Report on Form 10-K and in the Company’s other SEC filings. Results for the interim period are not necessarily indicative of the results for any other period.

B.	Liquidity

The Company incurred operating losses of $1,961,000 and $11,977,000 for the three months ended December 31, 2004 and for the fiscal year ended September 30, 2004, respectively. The Company expects to incur additional losses in fiscal 2005 and for several more years.

Management believes it has adequate financial resources to fund its operations through fiscal 2005, but in order to fund on-going operating cash requirements beyond fiscal 2005, or to accelerate or expand its programs, the Company needs to raise significant additional funds. The

Company intends to explore strategic and financial alternatives, including the sale of shares of stock, the establishment of new collaborations for current research programs that include initial cash payments and on-going research support and the out-licensing of our compounds for development by a third party.

If the Company is unable to obtain additional financing to fund operations beyond fiscal 2005, it will need to eliminate some or all of its activities, merge with another company, sell some or all of its assets to another company, or cease operations entirely.

C.	Recent Accounting Pronouncements

In 2003, the Financial Accounting Standards Board (the “FASB”) Emerging Issues Task Force (“EITF”) reached a tentative conclusion on Issue 03-06, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share” that the two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders, but does not require the presentation of basic and diluted EPS for securities other than common stock. However, the EITF observed that the presentation of basic and diluted earnings per share for a participating security other than common stock is not precluded. The Company believes that this EITF conclusion will not have any effect on its current presentation of earnings per share.

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123R requires companies to expense the value of employee stock options and similar awards. Share-based payments will be measured at fair value on the grant date, based on the estimated number of awards that are expected to vest. SFAS 123R applies to all unvested share-based awards outstanding at the company’s adoption date. SFAS 123R eliminates the exception to account for such awards using the intrinsic method previously allowable under Accounting Principals Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123R will be effective for the Company for interim and annual periods beginning after June 15, 2005. The Company is currently evaluating the effect of this pronouncement.

D.	Net Loss Per Common Share

The Company computes basic net loss per weighted average share attributable to common stockholders using the weighted average number of shares of common stock outstanding during the period. The Company computes diluted net loss per weighted average shares attributable to common stockholders using the weighted average number of shares of common and dilutive potential common shares outstanding during the period. Potential common shares consist of stock options, restricted common stock, convertible debt, warrants and convertible preferred stock, using the treasury stock method and are excluded if their effect is antidilutive. Diluted weighted average common shares excluded incremental shares of approximately 4,764,000 as of December 31, 2004 related to stock options to purchase common stock, convertible preferred stock, convertible debt and warrants to purchase common and preferred stock. These shares were excluded due to their antidilutive effect as a result of the Company’s net loss.

E.	Stock-Based Compensation

Under the principles of APB 25, “Accounting for Stock Issued to Employees”, the Company does not recognize compensation expense associated with the grant of stock options to employees unless an option is granted with an exercise price at less than fair market value. SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”), requires the use of option valuation models to recognize as expense stock option grants to consultants and to provide supplemental information regarding options granted to directors and employees.

For the three months ended December 31, 2004 and 2003, all stock options were issued at or above the fair market value of a share of common stock. During the three months ended December 31, 2004 and 2003, fully vested stock options with a fair market value of $9,000 and $64,000, respectively, were granted to consultants and expensed.

The Company’s pro forma information utilizing the Black-Scholes option valuation model is as follows (in thousands, except for net loss per share information):

	Three Months Ended December 31,
	2004	2003
Net loss attributable to common stockholders as reported	$(1,957)	$(2,478)
Pro forma adjustment for stock-based compensation	(202)	(382)

Pro forma net loss attributable to common stockholders	$(2,159)	$(2,860)

Basic and diluted net loss per weighted share attributable to common stockholders:
As reported	$(0.14)	$(0.86)
Pro forma - adjusted for stock-based compensation	$(0.15)	$(0.99)

Pro forma information regarding the Company’s net loss was determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value of each option grant for employees and consultants is estimated on the date of the grant using the Black-Scholes option valuation model with the following weighted-average assumptions used for grants:

	Three Months Ended December 31,
	2004	2003
Dividend yield	0%	0%
Expected volatility	195%	274%
Risk-free interest rate	2.9% - 4.3%	1.2% - 4.7%
Expected option life (in years from vesting)	3	3

F.	Commitments and Contingencies

At December 31, 2004, the Company had future contractual operating lease commitments of $699,000 primarily for its administrative office and laboratory facilities, of which $215,000 was accrued as liabilities of discontinued operations on the balance sheet. In December 1999, the Company sold its anti-infectives division (“IRL”) to a private pharmaceutical company. The Company remains contingently liable through May 2007 for a lease obligation of approximately $2,369,000 assumed by the purchaser on the former IRL facility in Cranbury, New Jersey.

G.	Subsequent Events

Effective December 31, 2004, upon the expiration of his employment agreement, James D. Crapo ceased to be the Chief Executive Officer of the Company. Effective January 5, 2005, Aeolus appointed Richard P. Burgoon, Jr. as its Chief Executive Officer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

Unless otherwise noted, the phrase “we” or “our” refers collectively to Aeolus Pharmaceuticals, Inc. and our wholly owned subsidiary, Aeolus Sciences, Inc.

This report contains, in addition to historical information, statements by us with respect to expectations about our business and future results, which are “forward-looking” statements under the Private Securities Litigation Reform Act of 1995. These statements and other statements made elsewhere by us or our representatives, which are identified or qualified by words such as “likely,” “will,” “suggests,” “expects,” “might,” “believe,” “could,” “should,” “may,” “estimates,” “potential,” “predict,” “continue,” “would,” “anticipates,” “plans,” or similar expressions, are based on a number of assumptions that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated or suggested due to a number of factors, including those set forth herein, those set forth in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004 and in our other SEC filings, and including risks relating to the need to conserve and obtain funds for operations, uncertainties relating to clinical trials, the early stage of products under development and regulatory reviews, new accounting requirements and competition. All forward-looking statements are based on information available as of the date hereof, and we do not assume any obligation to update such forward-looking statements.

Operations Summary

We are developing a new class of small molecule catalytic antioxidants that destroy oxygen-derived free radicals, believed to be an important contributor to the pathogenesis of many diseases. Our catalytic antioxidants have been shown to reduce damage to tissue in animal studies of neurological disorders such as amyotrophic lateral sclerosis (ALS, also known as Lou Gehrig’s disease) and stroke, and in other non-neurological indications such as cancer radiation therapy, chronic bronchitis and asthma. In October 2004, we began a Phase 1 clinical trials with our lead compound, AEOL 10150, as a treatment for ALS.

We do not have any revenue, other than grant income, and therefore we must rely on outside investors, grants, collaborations or out-licensing of our compounds to finance our operations.

Effective December 31, 2004, upon the expiration of his employment agreement, James D. Crapo ceased to be our Chief Executive Officer. Effective January 5, 2005, we appointed Richard P. Burgoon, Jr. as our Chief Executive Officer.

Results of Operations

We had a net loss of $1,957,000 for the three months ended December 31, 2004 versus a net loss attributable to common stockholders of $2,478,000 for the three months ended December 31, 2003.

In August 2003, we were awarded a $100,000 Small Business Innovation and Research, or SBIR, Phase I grant from the National Cancer Institute, a division of the National Institutes of Health, or NIH, and in March 2004, we were awarded $375,000 for the first year of a SBIR Phase II grant. Pursuant to the grants, we are studying the antitumor and radiation-protective effects of our catalytic antioxidants. The study is a collaboration between us and the Department of Radiation Oncology at Duke University Medical Center. We recognized $109,000 and $47,000 of grant income during the three months ended December 31, 2004 and 2003, respectively.

Our R&D expenses of $1,620,000 for the three months ended December 31, 2004 were essentially the same as the R&D expenses of $1,628,000 for the three months ended December 31, 2003. Our primary operational focus and R&D spending during the three months ended December 31, 2004 was on conducting our Phase 1 clinical trial for the treatment of ALS while our primary operational focus and R&D spending during the three months ended December 31, 2003 was on preclinical pharmacology and toxicology tests on our lead compound. Therefore, we incurred greater expenses for clinical trial and sponsored research costs in the first three months of fiscal 2005, versus the same period in fiscal 2004, while we incurred less expenses associated with preclinical activities. R&D expenses for our antioxidant program have totaled $25,778,000 from inception through December 31, 2004. Because of the uncertainty of our research and development and clinical studies, we are unable to predict the level of spending and the anticipated program completion date, if any.

General and administrative, or G&A, expenses decreased $263,000, or 37%, to $450,000 for the three months ended December 31, 2004 from $713,000 for the three months ended December 31, 2003. Legal, accounting and filing fees were higher than normal during the three months ended December 31, 2003 due to financing and reorganization activities that occurred during the those months.

We accreted $135,000 of dividends on our Series C preferred stock during the three months ended December 31, 2003. As part of a reorganization effected on November 20, 2003, all shares of Series C preferred stock were converted into common stock.

Liquidity and Capital Resources

At December 31, 2004, we had $5,047,000 of cash, a decrease of $2,334,000 from September 30, 2004. The decrease in cash was primarily due to the $1,957,000 net loss for the three months ended December 31, 2004 and a $489,000 decrease in accounts payable and accrued expenses due to less payables for preclinical activities at December 31, 2004. We believe we have adequate financial resources to conduct operations at least through fiscal 2005.

We incurred operating losses of $1,961,000 and $11,977,000 for the three months ended December 31, 2004 and for the fiscal year ended September 30, 2004, respectively. Due to the nonrecurring charges for financing, reorganization and stock options recognized in fiscal 2004, we anticipate our quarterly operational costs will continue to be lower during fiscal 2005 than they were in fiscal 2004. Our ongoing cash requirements will depend on numerous factors, particularly the progress of our catalytic antioxidant program and clinical trials and our ability to negotiate and complete collaborative agreements or out-licensing arrangements. In order to help fund our on-going operating cash requirements, we intend to seek new collaborations for our antioxidant research program that include initial cash payments and on-going research support. In addition, we might sell additional shares of our stock and explore other strategic and financial alternatives, including a merger with another company. We also might out-license one or more of our compounds for development by a third party.

There are uncertainties as to these potential sources of capital. Our access to capital might be restricted because we might not be able to enter into any collaboration on terms acceptable or favorable to us due to conditions in the pharmaceutical industry or in the economy in general or based on the prospects of our catalytic antioxidant program. Even if we are successful in obtaining a collaboration for our antioxidant program, we might have to relinquish rights to technologies, product candidates or markets that we might otherwise develop ourselves. These same risks apply to any attempt to out-license our compounds.

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

Recently Issued Accounting Standards

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, or SFAS 123R, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123R requires companies to expense the value of employee stock options and similar awards. Share-based payments will be measured at fair value on the grant date, based on the estimated number of awards that are expected to vest. SFAS 123R applies to all unvested share-based awards outstanding at the company’s adoption date. SFAS 123R eliminates the exception to account for such awards using the intrinsic method previously allowable under Accounting Principals Board Opinion No. 25 “Accounting for Stock Issued to Employees”. SFAS 123R will be effective for interim and annual periods beginning after June 15, 2005. We are currently evaluating the effect of this pronouncement.

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

Part II. OTHER INFORMATION

Item 6. Exhibits.

Exhibit #	Description
10.115	Form of incentive stock option agreement

10.116	Form of nonqualified stock option agreement

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEOLUS PHARMACEUTICALS, INC.

Date: February 8, 2005	By:	/s/ RICHARD P. BURGOON, JR.
Richard P. Burgoon, Jr. Chief Executive Officer (Principal Executive Officer)

Date: February 8, 2005	By:	/s/ RICHARD W. REICHOW
Richard W. Reichow Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)