Form 10-Q
period 2005-03-31
AEOLUS PHARMACEUTICALS, INC.
filed 2005-05-06
CIK 1261734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 3, 2005
Common Stock, par value $.01	13,975,760 Shares

AEOLUS PHARMACEUTICALS, INC.

AEOLUS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares and per share data)

	March 31, 2005	September 30, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,267	$7,381
Accounts receivable	6	131
Prepaids and other current assets	205	118

Total current assets	3,478	7,630

Property and equipment, net	10	15
Other assets	211	211

Total assets	$3,699	$7,856

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$644	$1,185
Accrued expenses	88	102
Liabilities of discontinued operations	180	250

Total current liabilities	912	1,537

Long-term note payable	826	787

Total liabilities	1,738	2,324
Stockholders’ equity:
Preferred stock, $.01 par value per share, 3,000,000 shares authorized: Series B nonredeemable convertible preferred stock, 600,000 shares authorized; 475,087 and 503,544 shares issued and outstanding at March 31, 2005 and September 30, 2004, respectively	5	5
Common stock, $.01 par value per share, 50,000,000 shares authorized; 13,975,760 and 13,947,303 shares issued and outstanding at March 31, 2005 and September 30, 2004, respectively	139	139
Additional paid-in capital	145,621	145,576
Accumulated deficit	(143,804)	(140,188)

Total stockholders’ equity	1,961	5,532

Total liabilities and stockholders’ equity	$3,699	$7,856

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Revenue
Grant income	$6	$55	$115	$102

Costs and expenses:
Research and development	1,152	1,969	2,772	3,597
General and administrative	516	344	966	1,057

Total costs and expenses	1,668	2,313	3,738	4,654

Loss from operations	(1,662)	(2,258)	(3,623)	(4,552)
Interest expense, net	(5)	(50)	(7)	(99)
Other income	8	—	14	—

Net loss	(1,659)	(2,308)	(3,616)	(4,651)

Preferred stock dividend accreted	—	—	—	(135)

Net loss attributable to common stockholders	$(1,659)	$(2,308)	$(3,616)	$(4,786)

Net loss per weighted share attributable to common stockholders:
Basic and diluted	$(0.12)	$(0.49)	$(0.26)	$(1.26)

Weighted average common shares outstanding:
Basic and diluted	13,974	4,736	13,961	3,806

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(3,616)	$(4,651)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5	5
Noncash compensation	23	103
Noncash consulting expense	22	64
Noncash interest expense	39	100
Amortization of debt issuance costs	—	15
Change in assets and liabilities:
Accounts receivable	125	—
Prepaids and other assets	(87)	(45)
Accounts payable and accrued expenses	(625)	687

Net cash used in operating activities	(4,114)	(3,722)

Cash flows from financing activities:
Proceeds from notes payable	—	3,500
Proceeds from sale of common stock	—	2

Net cash provided by financing activities	—	3,502

Net decrease in cash and cash equivalents	(4,114)	(220)
Cash and cash equivalents at beginning of period	7,381	586

Cash and cash equivalents at end of period	$3,267	$366

Supplemental disclosure of noncash activities:
Series C preferred stock dividend accreted	$—	$135

Common stock issued in exchange for note payable and accrued interest	$—	$3,095

Common stock issued in exchange for Series C preferred stock	$—	$14,637

Beneficial conversion feature of convertible debenture	$—	$2,500

The accompanying notes are integral part of these unaudited consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	Basis of Presentation

The Company is developing catalytic antioxidant molecules to protect against the damaging effects of reactive oxygen-derived molecules, commonly referred to as free radicals. In October 2004, the Company initiated a Phase 1 clinical trial for amyotrophic lateral sclerosis (“ALS”, also known as Lou Gehrig’s disease).

The “Company” refers collectively to Aeolus Pharmaceuticals, Inc., a Delaware corporation (“Aeolus”) and its wholly owned subsidiary, Aeolus Sciences, Inc., a Delaware corporation. The Company also has a 35.0% equity interest in CPEC LLC, a Delaware limited liability company, which had minimal activity during the six months ended March 31, 2005. The Company uses the equity method to account for its investment in CPEC. The Company’s primary operations are located in Research Triangle Park, North Carolina. On July 16, 2004, the Company effected a one-for-ten reverse stock split of its common stock and changed its name from Incara Pharmaceuticals Corporation to Aeolus Pharmaceuticals, Inc. All common stock amounts in these financial statements have been adjusted for the reverse stock split.

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

The Company incurred operating losses of $3,623,000 and $11,977,000 for the six months ended March 31, 2005 and for the fiscal year ended September 30, 2004, respectively. The Company expects to incur additional losses during the remainder of fiscal 2005 and for several more years.

Management believes it has adequate financial resources to fund its operations through fiscal 2005, but in order to fund on-going operating cash requirements beyond fiscal 2005, or to accelerate or expand its programs, the Company needs to raise significant additional funds. The

Company intends to explore strategic and financial alternatives, including a merger with another company, the sale of shares of stock, the establishment of new collaborations for current research programs that include initial cash payments and on-going research support and the out-licensing of our compounds for development by a third party.

If the Company is unable to obtain additional financing to fund operations beyond fiscal 2005, it will need to eliminate some or all of its activities, merge with another company, sell some or all of its assets to another company, or cease operations entirely.

C.	Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123R requires companies to expense the value of employee stock options and similar awards. Share-based payments will be measured at fair value on the grant date, based on the estimated number of awards that are expected to vest. SFAS 123R applies to all unvested share-based awards outstanding at the company’s adoption date. SFAS 123R eliminates the exception to account for such awards using the intrinsic method previously allowable under Accounting Principals Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123R will be effective for the Company’s fiscal year beginning October 1, 2005. The Company is currently evaluating the effect of this pronouncement.

In April 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“Interpretation No. 47”), which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred, which is generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Interpretation No. 47 is effective no later than the end of fiscal years beginning after December 15, 2005. The Company is currently evaluating the effect of this pronouncement.

D.	Net Loss Per Common Share

The Company computes basic net loss per weighted average share attributable to common stockholders using the weighted average number of shares of common stock outstanding during the period. The Company computes diluted net loss per weighted average shares attributable to common stockholders using the weighted average number of shares of common and dilutive potential common shares outstanding during the period. Diluted weighted average common shares excluded incremental shares of approximately 4,744,000 as of March 31, 2005 related to stock options to purchase common stock, convertible preferred stock, convertible debt and warrants to purchase common and preferred stock. These shares were excluded due to their antidilutive effect as a result of the Company’s net losses.

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

For the six months ended March 31, 2005 and 2004, all stock options were issued at or above the fair market value of a share of common stock. Fully vested stock options with a fair market value of $22,000 and $64,000 were granted to consultants and expensed during the six months ended March 31, 2005 and 2004, respectively.

Pro forma information regarding the Company’s net loss was determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value of each option grant for employees and consultants is estimated on the date of the grant using the Black-Scholes option valuation model with the following weighted-average assumptions used for grants:

	Three and Six Months Ended March 31,
	2005	2004
Dividend yield	0%	0%
Expected volatility	195%	274%
Risk-free interest rate	2.9% - 4.3%	1.2% - 4.7%
Expected option life (in years from vesting)	3	3

The Company’s pro forma information utilizing the Black-Scholes option valuation model is as follows (in thousands, except for net loss per share information):

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net loss attributable to common stockholders as reported	$(1,659)	$(2,308)	$(3,616)	$(4,786)
Pro forma adjustment for stock-based compensation	(87)	(205)	(289)	(587)

Pro forma net loss attributable to common stockholders	$(1,746)	$(2,513)	$(3,905)	$(5,373)

Basic and diluted net loss per weighted share attributable to common stockholders:
As reported	$(0.12)	$(0.49)	$(0.26)	$(1.26)
Pro forma - adjusted for stock-based compensation	$(0.12)	$(0.53)	$(0.28)	$(1.41)

F.	Commitments and Contingencies

At March 31, 2005, the Company had future contractual operating lease commitments of $576,000 primarily for its administrative office and laboratory facilities, of which $180,000 was accrued as liabilities of discontinued operations on the balance sheet. In December 1999, the Company sold its anti-infectives division (“IRL”) to a private pharmaceutical company. The Company remains contingently liable through May 2007 for a lease obligation of approximately $2,124,000 assumed by the purchaser on the former IRL facility in Cranbury, New Jersey. No amounts are recorded in the accompanying financial statements for this contingent liability.

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

Operations Summary

We are developing a new class of small molecule catalytic antioxidants that destroy oxygen-derived free radicals, believed to be an important contributor to the pathogenesis of many diseases. Our catalytic antioxidants have been shown to reduce damage to tissue in animal studies of neurological disorders such as amyotrophic lateral sclerosis (ALS, also known as Lou Gehrig’s disease) and stroke, and in other non-neurological indications such as cancer radiation therapy, chronic bronchitis and asthma. In October 2004, we began a Phase 1 clinical trial with our lead compound, AEOL 10150, as a treatment for ALS. In March 2005, we announced interim results of our clinical trial.

We do not have any revenue, other than grant income, and therefore we must rely on outside investors, grants, collaborations or out-licensing of our compounds to finance our operations.

Need for Additional Funds

We believe we have adequate financial resources to fund our operations through fiscal 2005, but in order to fund on-going operating cash requirements beyond fiscal 2005, or to accelerate or expand our programs, we need to raise significant additional funds. Our need for additional financing is discussed under “Liquidity and Capital Resources.”

Results of Operations

We had net losses of $1,659,000 and $3,616,000 for the three and six months ended March 31, 2005, respectively, versus net losses attributable to common stockholders of $2,308,000 and $4,786,000 for the three and six months ended March 31, 2004, respectively.

In August 2003, we were awarded a $100,000 Small Business Innovation and Research, or SBIR, Phase I grant from the National Cancer Institute, a division of the National Institutes of Health, or NIH, and in March 2004, we were awarded up to $375,000 for the first year of a SBIR Phase II grant. Pursuant to the grants, we are studying the antitumor and radiation-protective effects of our catalytic antioxidants. The study is a collaboration between us and the Department of Radiation Oncology at Duke University Medical Center. We recognized $115,000 and $102,000 of grant income during the six months ended March 31, 2005 and 2004, respectively. The first year Phase II grant period expired in January 2005 and we have received approval for a second year of the Phase II grant program.

Research and development, or R&D, expenses decreased $817,000, or 41%, to $1,152,000 for the three months ended March 31, 2005 from $1,969,000 for the three months ended March 31, 2004. R&D expenses decreased $825,000, or 23%, to $2,772,000 for the six months ended March 31, 2005 from $3,597,000 for the six months ended March 31, 2004. Our primary operational focus and R&D spending during the three and six months ended March 31, 2005 was on conducting our Phase 1 clinical trial for the treatment of ALS while our primary operational focus and R&D spending during the three and six months ended March 31, 2004 was on preclinical pharmacology and toxicology tests on our lead compound. We eliminated our R&D staff during the past year and are using more R&D consultants. Therefore, we incurred greater expenses for clinical trial and sponsored research costs in the first three and six months of fiscal 2005, versus the same periods in fiscal 2004, while we incurred less expenses associated with preclinical activities and payroll costs. R&D expenses for our antioxidant program have totaled $26,930,000 from inception through March 31, 2005. Because of the uncertainty of our research and development and clinical studies, we are unable to predict the level of spending and the anticipated program completion date, if any.

General and administrative, or G&A, expenses increased $172,000, or 50%, to $516,000 for the three months ended March 31, 2005 from $344,000 for the three months ended March 31, 2004. G&A expenses decreased $91,000 or 9%, to $966,000 for the three months ended March 31, 2005 from $1,057,000 for the three months ended March 31, 2004. G&A expenses were higher during the three months ended March 31, 2005 versus March 31, 2004 due to a signing bonus paid to our new Chief Executive Officer and increased costs for liability insurance, Board of Director fees and investor relations costs. G&A expenses for the six months ended March 31, 2005 were lower than for the six months ended March 31, 2004, as the higher expenses incurred during the last quarter were offset by financing and reorganization activities that occurred during the three months ended December 31, 2003, which resulted in higher than normal legal, accounting and filing fees.

The conversion of notes payable to common stock in April 2004 resulted in lower interest expenses in fiscal 2005 than in fiscal 2004.

We accreted $135,000 of dividends on our Series C preferred stock during the six months ended March 31, 2004. As part of a reorganization effected on November 20, 2003, all shares of Series C preferred stock were converted into common stock.

Liquidity and Capital Resources

At March 31, 2005, we had $3,267,000 of cash, a decrease of $4,114,000 from September 30, 2004. The decrease in cash was primarily due to the $3,616,000 net loss for the six months ended March 31, 2005 and a $625,000 decrease in current liabilities due to less payables for preclinical activities at March 31, 2005 than we had at September 30, 2004. We believe we have adequate financial resources to conduct operations at least through the end of fiscal 2005, but in order to fund on-going operating cash requirements beyond fiscal 2005, or to accelerate or expand our programs, we need to raise significant additional funds.

We incurred operating losses of $3,623,000 and $11,977,000 for the six months ended March 31, 2005 and for the fiscal year ended September 30, 2004, respectively. Due to the nonrecurring charges for financing, reorganization and stock options recognized in fiscal 2004, we anticipate our quarterly operational costs will continue to be lower during fiscal 2005 than they were in fiscal 2004. Our ongoing cash requirements will depend on numerous factors, particularly the progress of our catalytic antioxidant program and clinical trials and our ability to negotiate and complete collaborative agreements or out-licensing arrangements. In order to help fund our on-going operating cash requirements, we intend to seek new collaborations for our antioxidant research program that include initial cash payments and on-going research support. In addition, we might sell additional shares of our stock and explore other strategic and financial alternatives, including a merger with another company. We also might out-license one or more of our compounds for development by a third party.

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

Share-based payments will be measured at fair value on the grant date, based on the estimated number of awards that are expected to vest. SFAS 123R applies to all unvested share-based awards outstanding at the company’s adoption date. SFAS 123R eliminates the exception to account for such awards using the intrinsic method previously allowable under Accounting Principals Board Opinion No. 25 “Accounting for Stock Issued to Employees”. SFAS 123R will be effective for our fiscal year beginning October 1, 2005. We are currently evaluating the effect of this pronouncement.

In April 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”, which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred, which is generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Interpretation No. 47 is effective no later than the end of fiscal years beginning after December 15, 2005. We are currently evaluating the effect of this pronouncement.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-15. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management is aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. However, management has decided that considering the employees involved and the control procedures in place, risks associated with such lack of segregation are insignificant and potential benefits of adding employees to clearly segregate duties do not justify the expenses associated with such increases at this time.

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Aeolus Pharmaceuticals was held on March 8, 2005. The following is a brief description of each matter voted upon at the meeting and the number of affirmative votes and the number of negative votes cast with respect to each matter.

(a)	The stockholders elected the following persons as directors of Aeolus Pharmaceuticals: David C. Cavalier, Chris A. Rallis, Peter D. Suzdak, Michael E. Lewis, Joseph J. Krivulka and Amit Kumar. The votes for and against (withheld) each nominee were as follows:

Nominee	Votes For	Votes Withheld	Votes Abstained
David C. Cavalier	11,416,558	20,142	0
Chris A. Rallis	11,397,899	38,801	0
Peter D. Suzdak	11,397,899	38,801	0
Michael E. Lewis	11,415,749	20,951	0
Joseph J. Krivulka	11,397,889	38,811	0
Amit Kumar	11,416,729	19,971	0

(b)	The stockholders approved Aeolus Pharmaceuticals’ 2004 Stock Option Plan and reserved 2,000,000 shares of common stock for issuance thereunder, with 9,558,726 shares voting for approval, 60,785 shares voting against, 1,385 shares abstained and 1,815,804 shares were broker non-votes.

Item 6. Exhibits.

Exhibit #	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEOLUS PHARMACEUTICALS, INC.

Date: May 6, 2005	By:	/S/ RICHARD P. BURGOON, JR.
Richard P. Burgoon, Jr. Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2005	By:	/S/ RICHARD W. REICHOW
Richard W. Reichow Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)