Form 10-Q
period 2005-06-30
AEOLUS PHARMACEUTICALS, INC.
filed 2005-08-03
CIK 1261734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number 0-50481

AEOLUS PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	56-1953785
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

P.O. Box 14287 79 T.W. Alexander Drive 4401 Research Commons, Suite 200 Research Triangle Park, NC	27709
(Address of Principal Executive Offices)	(Zip Code)

(Registrant’s Telephone Number, Including Area Code) 919-558-8688

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2005
Common Stock, par value $.01	14,017,426 shares

AEOLUS PHARMACEUTICALS, INC.

FORM 10-Q

For the Quarter Ended June 30, 2005

AEOLUS PHARMACEUTICALS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Statement Regarding Financial Information

The consolidated financial statements of Aeolus Pharmaceuticals, Inc. and its wholly-owned subsidiary, Aeolus Sciences, Inc., (collectively the “Company”) included herein have been prepared by management, without audit (except for the Consolidated Balance Sheet data as of September 30, 2004), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The Company recommends that you read the consolidated financial statements included herein in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004, filed with the SEC on December 17, 2004.

AEOLUS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares and per share data)

	June 30, 2005	September 30, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,027	$7,381
Accounts receivable	129	138
Prepaids and other current assets	180	111

Total current assets	2,336	7,630

Property and equipment, net	7	15
Other assets	211	211

Total assets	$2,554	$7,856

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$612	$1,185
Accrued expenses	344	102
Liabilities of discontinued operations	144	250

Total current liabilities	1,100	1,537

Long-term note payable	846	787

Total liabilities	1,946	2,324
Stockholders’ equity:
Preferred stock, $.01 par value per share, 3,000,000 shares authorized: Series B nonredeemable convertible preferred stock, 600,000 shares authorized; 475,087 and 503,544 shares issued and outstanding at June 30, 2005 and September 30, 2004, respectively	5	5
Common stock, $.01 par value per share, 50,000,000 shares authorized; 13,975,760 and 13,947,303 shares issued and outstanding at June 30, 2005 and September 30, 2004, respectively	139	139
Additional paid-in capital	145,904	145,576
Accumulated deficit	(145,440)	(140,188)

Total stockholders’ equity	608	5,532

Total liabilities and stockholders’ equity	$2,554	$7,856

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Revenue
Grant income	$121	$72	$236	$174

Costs and expenses:
Research and development	849	3,147	3,621	6,744
General and administrative	898	2,381	1,851	3,438

Total costs and expenses	1,747	5,528	5,472	10,182

Loss from operations	(1,626)	(5,456)	(5,236)	(10,008)
Interest expense, net	(10)	(5,012)	(17)	(5,111)

Net loss	(1,636)	(10,468)	(5,253)	(15,119)

Preferred stock dividend accreted	—	—	—	(135)

Net loss attributable to common stockholders	$(1,636)	$(10,468)	$(5,253)	$(15,254)

Net loss per weighted share attributable to common stockholders:
Basic and diluted	$(0.12)	$(0.81)	$(0.38)	$(2.23)

Weighted average common shares outstanding:
Basic and diluted	13,976	12,877	13,966	6,830

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(5,253)	$(15,119)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8	8
Noncash compensation	293	2,462
Noncash consulting expense	36	64
Noncash interest expense	59	5,134
Amortization of debt issuance costs	—	15
Change in assets and liabilities:
Accounts receivable	9	—
Prepaids and other assets	(69)	9
Current liabilities	(437)	472

Net cash used in operating activities	(5,354)	(6,955)

Cash flows from financing activities:
Proceeds from notes payable	—	6,000
Proceeds from sale of common stock	—	9,424

Net cash provided by financing activities	—	15,424

Net decrease in cash and cash equivalents	(5,354)	8,469
Cash and cash equivalents at beginning of period	7,381	586

Cash and cash equivalents at end of period	$2,027	$9,055

Supplemental disclosure of noncash activities:
Series C preferred stock dividend accreted	$—	$135

Common stock issued in exchange for note payable and accrued interest	$—	$8,143

Common stock issued in exchange for Series C preferred stock	$—	$14,637

Beneficial conversion feature of convertible debenture	$—	$5,000

The accompanying notes are integral part of these unaudited consolidated financial statements.

Aeolus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2005

A. Organization and Business and Basis of Presentation

Aeolus Pharmaceuticals, Inc. is developing a variety of therapeutic agents based on its proprietary small molecule catalytic antioxidants, with AEOL 10150 being the first to enter human clinical evaluation. On March 29, 2005, Aeolus announced the interim results from its Phase I single dose study of AEOL 10150 in patients diagnosed with Amyotrophic Lateral Sclerosis (“ALS”), commonly referred to as “Lou Gehrig’s disease.” The interim analysis concluded that single doses of AEOL 10150 ranging from 3 mg to 30 mg were tolerated as well as placebo and no serious adverse events were reported. The Aeolus Pipeline Initiative is an internal development initiative focused on advancing several of the most promising catalytic antioxidant compounds from Aeolus’ proprietary library of 200 compounds. The initial therapeutic focus areas for the Aeolus Pipeline Initiative are: Parkinson’s disease; autoimmune disorders (arthritis and ulcerative colitis); Chronic Obstructive Pulmonary Disease; biodefense/radioprotection; tumor suppression/bone marrow transplantation; and stroke. These therapeutic focus areas were selected based upon preliminary data developed using Aeolus catalytic antioxidant compounds.

The “Company” refers collectively to Aeolus Pharmaceuticals, Inc., a Delaware corporation (“Aeolus”) and its wholly owned subsidiary, Aeolus Sciences, Inc., a Delaware corporation. The Company also has a 35.0% equity interest in CPEC LLC (“CPEC”), a Delaware limited liability company, which had minimal activity during the nine months ended June 30, 2005. The Company uses the equity method to account for its investment in CPEC. The Company’s primary operations are located in Research Triangle Park, North Carolina. On July 16, 2004, the Company effected a one-for-ten reverse stock split of its common stock and changed its name from Incara Pharmaceuticals Corporation to Aeolus Pharmaceuticals, Inc. All common stock amounts in these financial statements have been adjusted for the reverse stock split.

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

Aeolus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2005

B. Liquidity

The Company has incurred significant operating losses and cash outflows from operations of $5,236,000 and $5,354,000 and $11,977,000 and $8,641,000 for the nine months ended June 30, 2005 and for the fiscal year ended September 30, 2004, respectively. The Company expects to incur additional losses and negative cash flow from operations during the remainder of fiscal year 2005 and for several years in the future.

On June 27, 2005, we announced an agreement with certain investors to provide up to $2,500,000 in funding in the form of convertible preferred stock and warrants. Under the terms of the agreement, these funds are immediately available to us as needed but as of June 30, 2005, we had not drawn any funds from the financing commitment. A dividend payment in the form of interest at the rate of 6% annually, based on funds used by us, may be paid in either cash or in our common stock at our option. The convertible preferred shares are convertible into our common stock at a price of $1.00 per share. In connection with the funding agreement, we will also issue one warrant to purchase our common stock per each convertible preferred share purchased. Each warrant will have an exercise price of $1.00 and has a five (5) year term. We are currently finalizing the transaction documents. With this financing, we believe we have adequate financial resources to conduct operations into the second quarter of fiscal year 2006, but in order to fund on-going operating cash requirements beyond that point, or to further accelerate or expand our programs, we need to raise significant additional funds.

The Company intends to explore strategic and financial alternatives, including a merger with another company, the sale of shares of stock, the establishment of new collaborations for current research programs that include initial cash payments and on-going research support and the out-licensing of our compounds for development by a third party. The Company believes that without additional investment capital it will not have sufficient cash to fund its activities in the near future, and will not be able to continue operating. As such, the Company’s continuation as a going concern is dependent upon its ability to raise additional financing. The Company is actively pursuing additional equity financing to provide the necessary funds for working capital and other planned activities. In addition, Management believes that actions it has taken to revise the Company’s operating requirements provide the opportunity for the Company to continue as a going concern.

If the Company is unable to obtain additional financing to fund operations beyond the second quarter of fiscal year 2006, it will need to eliminate some or all of its activities, merge with another company, sell some or all of its assets to another company, or cease operations entirely. There can be no assurance that the Company will be able to obtain additional financing on favorable terms or at all, or that the Company will be able to merge with another Company or sell any or all of its assets.

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

Aeolus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2005

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

D. Net Loss Per Common Share

The Company computes basic net loss per weighted average share attributable to common stockholders using the weighted average number of shares of common stock outstanding during the period. The Company computes diluted net loss per weighted average shares attributable to common stockholders using the weighted average number of shares of common and dilutive potential common shares outstanding during the period. Diluted weighted average common shares excluded incremental shares of approximately 4,745,000 as of June 30, 2005 issuable upon the exercise or conversion of stock options to purchase common stock, convertible preferred stock, convertible debt and warrants to purchase common stock and warrants to purchase preferred stock. These shares were excluded due to their antidilutive effect as a result of the Company’s net losses.

E. Stock-Based Compensation

Below is a summary of Aeolus stock option activity during the nine-month period ended June 30, 2005:

	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2004	2,012,220	$4.69
Granted	44,650	$0.81
Exercised	—
Forfeited	(16,530)	$6.30

Outstanding at June 30, 2005	2,040,340	$4.60

Exercisable at June 30, 2005	2,005,754	$4.64

As a result of a change in the board of directors and the resignation of the Company’s former Chief Executive Officer in 2004, all stock options outstanding at the time of the change in the board of directors were immediately vested. Non-cash compensation expense was recorded in connection with this accelerated vesting in the amount of $271,000 for the nine months ended June 30, 2005 and $2,327,000 for the nine months ended June 30, 2004.

Aeolus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2005

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

For the nine months ended June 30, 2005 and June 30, 2004, all stock options were issued at or above the fair market value of a share of common stock. Fully vested stock options with a fair market value of $36,000 and $64,000 were granted to consultants and expensed for the nine months ended June 30, 2005 and June 30, 2004, respectively.

Pro forma information regarding the Company’s net loss was determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value of each option grant for employees and consultants was estimated on the date of the grant using the Black-Scholes option valuation model with the following weighted-average assumptions used for grants:

	Three and Nine Months Ended June 30,
	2005	2004
Dividend yield	0%	0%
Expected volatility	195%	274%
Risk-free interest rate	2.9% - 4.3%	1.2% - 4.7%
Expected option life (in years from vesting)	3	3

For purposes of pro forma disclosures, the estimated fair value of the option grants is amortized over the vesting periods of the option awards. The Company’s pro forma information utilizing the Black-Scholes option valuation model is as follows (in thousands, except for net loss per share information):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Net loss attributable to common stockholders as reported	$(1,636)	$(10,468)	$(5,253)	$(15,254)
Pro forma adjustment for stock-based compensation	(111)	(214)	(400)	(801)

Pro forma net loss attributable to common stockholders	$(1,747)	$(10,682)	$(5,653)	$(16,055)

Basic and diluted net loss per weighted share attributable to common stockholders:
As reported	$(0.12)	$(0.81)	$(0.38)	$(2.23)
Pro forma - adjusted for stock-based compensation	$(0.13)	$(0.83)	$(0.40)	$(2.35)

Aeolus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

June 30, 2005

F. Commitments and Contingencies

At June 30, 2005, the Company had future contractual operating lease commitments of $453,000 primarily for its administrative office and laboratory facilities, of which $144,000 was accrued as liabilities of discontinued operations on the balance sheet. In December 1999, the Company sold its anti-infectives division (“IRL”) to a private pharmaceutical company. The Company remains contingently liable through May 2007 for a lease obligation of approximately $1,879,000 assumed by the purchaser on the former IRL facility in Cranbury, New Jersey. No amounts are recorded in the accompanying financial statements for this contingent liability.

Aeolus Pharmaceuticals, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

Unless otherwise noted, the terms “we,” “our” or “us” refer collectively to Aeolus Pharmaceuticals, Inc. and our wholly owned subsidiary, Aeolus Sciences, Inc.

This report contains, in addition to historical information, statements by us with respect to expectations about our business and future results which are “forward-looking” statements under the Private Securities Litigation Reform Act of 1995. These statements and other statements made elsewhere by us or by our representatives, which are identified or qualified by words such as “likely,” “will,” “suggests,” “expects,” “might,” “believe,” “could,” “should,” “may,” “estimates,” “potential,” “predict,” “continue,” “would,” “anticipates,” “plans,” or similar expressions, are based on a number of assumptions that are subject to risks and uncertainties. Such statements include, but are not limited to, those relating to Aeolus’ product candidates, as well as its proprietary technologies and uncertainties and other factors that may cause Aeolus’ actual results to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Important factors that could cause results to differ include risks associated with uncertainties of progress and timing of clinical trials, scientific testing, obtaining regulatory approval, the need to obtain funding for pre-clinical and clinical trails and operations, the scope and validity of intellectual property protection for Aeolus’ product candidates, proprietary technologies and their uses, new accounting and SEC requirements and competition from other biopharmaceutical companies. Certain of these factors and others are more fully described in Aeolus’ filings with the SEC, including, but not limited to, Aeolus’ Annual Report on From 10-K for the fiscal year ended September 30, 2004. All forward-looking statements are based on information available as of the date hereof, and we do not assume any obligation to update such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Operations Summary

We are developing a variety of therapeutic agents based on our proprietary small molecule catalytic antioxidants, with AEOL 10150 being the first to enter human clinical evaluation. In October 2004, we began a Phase I clinical trial with our lead compound, AEOL 10150, as a treatment for Amyotrophic Lateral Sclerosis (“ALS”), commonly referred to as “Lou Gehrig’s disease.” In March 2005, we announced the interim results from this Phase I single dose study of AEOL 10150 in patients diagnosed with ALS. The interim analysis concluded that single doses of AEOL 10150 ranging from 3 mg to 30 mg were tolerated as well as placebo and no serious adverse events were reported. AEOL 10150 is a small molecule catalytic antioxidant that has shown the ability to scavenge a broad range of reactive oxygen species. As a catalytic antioxidant, AEOL 10150 mimics and thereby amplifies the body’s natural enzymatic systems for eliminating these damaging compounds. Because oxygen-derived free radicals are believed to have an important role in the pathogenesis of many diseases, our antioxidant enzyme-mimetic drugs are believed to have a broad range of potential therapeutic uses. In particular, our catalytic antioxidants have been shown to significantly reduce tissue damage in animal models of ALS, stroke, chronic obstructive pulmonary disease and mucositis caused by radiation therapy. The

Aeolus Pharmaceuticals, Inc.

Aeolus Pipeline Initiative is an internal development initiative focused on advancing several of the most promising catalytic antioxidant compounds from our proprietary library of 200 compounds. The initial therapeutic focus areas for the Aeolus Pipeline Initiative are: Parkinson’s disease; autoimmune disorders (arthritis and ulcerative colitis); Chronic Obstructive Lung Disease; biodefense/radioprotection; tumor suppression/bone marrow transplantation; and stroke. These therapeutic focus areas were selected based upon preliminary data developed using our catalytic antioxidant compounds.

We do not have any revenue, other than grant income, and therefore we rely on investors, grants, collaborations or out-licensing of our compounds to finance our operations.

Need for Additional Funds

We believe we have adequate financial resources to fund our operations through fiscal year 2005, but in order to fund on-going operating cash requirements beyond fiscal year 2005, or to accelerate or expand our programs, we need to raise significant additional funds. Our need for additional financing is discussed under “Liquidity and Capital Resources.”

Changes in Executive Management and Certain Transactions

In June 2005, John L. McManus was appointed President following the resignation of Shayne C. Gad, Ph.D. Pursuant to the agreement, Mr. McManus will be paid $10,000 a month and at the end of each month during the agreement, Aeolus will grant Mr. McManus a fully vested stock option to purchase 10,000 shares of Aeolus common stock with an exercise price equal to the closing stock price on the date of grant. In addition, the agreement provides that Mr. McManus will be entitled to receive a cash bonus of $75,000 if during the term of the agreement Aeolus enters into a definitive agreement for an equity financing of at least $5 million or if there is a change of control of Aeolus, including through an acquisition or merger. The agreement runs for one year unless terminated earlier and may be terminated by either party for any reason upon 30 days notice. If the agreement is terminated by Aeolus for any reason other than for cause prior to December 31, 2005, Aeolus shall pay Mr. McManus a one month severance fee of $10,000.

In addition, in June 2005, we elected not to renew an employment agreement with Richard Reichow, our former Chief Financial Officer. In connection with this decision, we incurred non-recurring severance expenses in the amount of $219,000.

On June 16, 2005, we entered into a Consulting Agreement with McManus & Company, Inc. (“M&C”) to provide services on behalf of Aeolus in certain areas, including: audit coordination, facilitation and administration; shareholder services; accounting; legal coordination; and financial statement preparation and reporting. In connection with the retention of M&C, Michael McManus, Executive Vice President of M&C, was appointed Chief Accounting Officer and Treasurer. Michael McManus is the brother of John L. McManus, our President. Under the Consulting Agreement, M&C will be paid $12,500 a month and at the end of each month during the agreement, Aeolus will grant Michael McManus a fully vested stock option to purchase 1,250 shares of Aeolus common stock with an exercise price equal to the closing stock price on the day of the grant. The initial term of the agreement runs for one year unless terminated earlier. The agreement will automatically renew for additional one-year

Aeolus Pharmaceuticals, Inc.

periods, unless either party gives written notice at least 90 days prior to the commencement of the next year, of such party’s intent not to renew the agreement. The agreement may be terminated by either party upon 30 days notice. If the agreement is terminated by us for any reason other than for cause, we shall pay M&C all payments due and owing, if any, under this agreement.

Results of Operations

We had net losses attributable to common stockholders of $1,636,000 and $5,253,000 for the three and nine months ended June 30, 2005, respectively, versus net losses attributable to common stockholders of $10,468,000 and $15,254,000 for the three and nine months ended June 30, 2004, respectively.

In August 2003, we were awarded a $100,000 Small Business Innovation and Research (“SBIR”) Phase I grant from the National Cancer Institute, a division of the National Institutes of Health (“NIH”). In March 2004, we were awarded up to $375,000 for the first year of a SBIR Phase II grant and received approval for a second year of the Phase II grant program in January 2005. Pursuant to the grants, we are studying the antitumor and radiation-protective effects of our catalytic antioxidants. The study is a collaboration between us and the Department of Radiation Oncology at Duke University Medical Center. We recognized $121,000 and $72,000 of grant income during the three months ended June 30, 2005 and 2004. During the nine months ended June 30, 2005 and 2004, we recognized $236,000 and $174,000 of grant income, respectively.

Research and development (“R&D”) expenses decreased $2,298,000, or 73%, to $849,000 for the three months ended June 30, 2005 from $3,147,000 for the three months ended June 30, 2004. R&D expenses decreased $3,123,000, or 46%, to $3,621,000 for the nine months ended June 30, 2005 from $6,744,000 for the nine months ended June 30, 2004. Our primary operational focus and R&D spending during the three and nine months ended June 30, 2005 was on conducting our Phase I clinical trial for the treatment of ALS, while our primary operational focus and R&D spending during the three and nine months ended June 30, 2004 was on preclinical pharmacology and toxicology tests on our lead compound. We eliminated our R&D staff during the past year and are using consultants to conduct our R&D activities. Therefore, we incurred greater expenses for clinical trial and sponsored research costs in the three and nine months ended June 30, 2005. Whereas during the same periods in fiscal year 2004, we incurred higher expenses associated with preclinical activities and payroll costs. R&D expenses for our antioxidant program have totaled $27,779,000 from inception through June 30, 2005. Because of the uncertainty of our research and development and clinical studies, we are unable to predict the level of spending and the anticipated program completion date, if any. However, we expect R&D expenses during the fourth quarter of fiscal year 2005 and in fiscal year 2006 will be higher than the current quarter as we initiate a multi-dose Phase I study in ALS and as we expand our pre-clinical testing activities to further development other compounds in our pipeline.

General and administrative (“G&A”) expenses decreased $1,483,000, or 62%, to $898,000 for the three months ended June 30, 2005 from $2,381,000 for the three months ended June 30, 2004. G&A expenses were lower during the three months ended June 30, 2005 versus June 30, 2004 due to a lower amount of amortization expense related to the accelerated vesting

Aeolus Pharmaceuticals, Inc.

of stock options following a change in the board of directors in 2004 ($271,000 during the three months ended June 30, 2005 versus $1,542,000 during the three months ended June 30, 2004) and lower salaries and wages as a result of a reduction of staffing levels in 2004 and 2005 ($136,000 during the three months ended June 30, 2005 versus $501,000 for the three months ended June 30, 2004.) Also during June 2005, we did not renew the employment contract with our Chief Financial Officer and as a result incurred non-recurring severance expenses in the amount of $219,000.

G&A expenses decreased $1,587,000 or 46%, to $1,851,000 for the nine months ended June 30, 2005 from $3,438,000 for the nine months ended June 30, 2004. G&A expenses for the nine months ended June 30, 2005 were lower than for the nine months ended June 30, 2004, due to a lower amount of amortization expense related to the accelerated vesting of stock options following a change in the board of directors in 2004 ($271,000 during the nine months ended June 30, 2005 versus $1,609,000 during the nine months ended June 30, 2004), lower salaries and wages as a result of a reduction of staffing levels in 2004 and 2005 ($420,000 during the nine months ended June 30, 2005 versus $783,000 for nine months ended June 30, 2004) and lower legal, accounting and investor relations expenses ($339,000 during the nine months ended June 30, 2005 versus $594,000 for the nine months ended June 30, 2004.) During the nine months ended June 30, 2004, the Company completed a significant financing and reorganization of the Company which resulted in higher than normal legal, accounting and filing fees.

The conversion of notes payable to common stock in April 2004 resulted in lower interest expenses in fiscal year 2005 than in fiscal year 2004.

We accreted $135,000 of dividends on our Series C preferred stock during the nine months ended June 30, 2004. As part of a reorganization effected on November 20, 2003, all outstanding shares of Series C preferred stock were converted into common stock.

Liquidity and Capital Resources

We do not have any revenue, other than grant income, and therefore we rely on investors, grants, collaborations and licensing of our compounds to finance our operations. At June 30, 2005, we had $2,027,000 of cash, a decrease of $5,354,000 from September 30, 2004. The decrease in cash was primarily due to the $5,253,000 net loss for the nine months ended June 30, 2005 (less $293,000 of non-cash expenses) and a $437,000 decrease in current liabilities due to the reduction of payables for preclinical activities at June 30, 2005 compared to September 30, 2004. On June 27, 2005, we announced an agreement with certain investors to provide up to $2,500,000 in funding in the form of convertible preferred stock and warrants. Under the terms of the agreement, these funds are immediately available to us as needed but as of June 30, 2005, we had not drawn any funds from the financing commitment. A dividend payment in the form of interest at the rate of 6% annually, based on funds used by us, may be paid in either cash or in our common stock at our option. The convertible preferred shares are convertible into our common stock at a price of $1.00 per share. In connection with the funding agreement, we will also issue one warrant to purchase our common stock per each convertible preferred share purchased. Each warrant will have an exercise price of $1.00 and has a five (5) year term. We are currently finalizing the transaction documents. With this financing, we believe we have adequate financial resources to conduct operations into the second quarter of fiscal year 2006, but in order to fund on-going operating cash requirements beyond that point, or to further accelerate or expand our programs, we need to raise significant additional funds.

Aeolus Pharmaceuticals, Inc.

We incurred significant operating losses and cash outflows from operations of $5,236,000 and $5,354,000 and $11,977,000 and $8,641,000 for the nine months ended June 30, 2005 and for the fiscal year ended September 30, 2004, respectively. Due to the nonrecurring charges for financing, reorganization and stock options recognized in fiscal year 2004 and further restructuring efforts undertaken during fiscal year 2005, we anticipate our quarterly operational costs will continue to be lower during fiscal year 2005 than they were in fiscal year 2004. Our ongoing cash requirements will depend on numerous factors, particularly the progress of our catalytic antioxidant program and clinical trials and our ability to negotiate and complete collaborative agreements or out-licensing arrangements. In order to help fund our on-going operating cash requirements, we intend to seek new collaborations for our antioxidant research program that include initial cash payments and on-going research support. In addition, we might sell additional shares of our stock and explore other strategic and financial alternatives, including a merger with another company, the sale of stock, the establishment of new collaborations for current research programs, that include initial cash payments and ongoing research support and the out-licensing of our compounds for development by a third party.

There are significant uncertainties as to our ability to access potential sources of capital. We may not be able to enter into any collaboration on terms acceptable to us, or at all, due to conditions in the pharmaceutical industry or in the economy in general or based on the prospects of our catalytic antioxidant program. Even if we are successful in obtaining a collaboration for our antioxidant program, we may have to relinquish rights to technologies, product candidates or markets that we might otherwise develop ourselves. These same risks apply to any attempt to out-license our compounds.

Similarly, due to market conditions, the illiquid nature of our stock and other possible limitations on equity offerings, we may not be able to sell additional securities or raise other funds on terms acceptable to us, if at all. It generally is difficult for small biotechnology companies like us to raise funds in the equity markets. Any additional equity financing, if available, would likely result in substantial dilution to existing stockholders.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is forward-looking information, and actual results could vary.

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

Aeolus Pharmaceuticals, Inc.

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

Contractual and Commercial Obligations

Contractual Obligations

Our contractual obligations (in thousands) as of June 30, 2005 were as follows:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$978	$—	$978	$—	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	453	453	—	—	—
Purchase obligations	588	588	—	—	—
Other long term liabilities	—	—	—	—	—

Total	$2,019	$1,041	$978	$—	$—

The operating lease commitments include $144,000 of lease obligations for our laboratory facilities, which have been accrued as a liability on our balance sheet. In December 1999, we sold IRL, our anti-infectives division, to a private pharmaceutical company. We remain contingently liable through May 2007 for a lease obligation of approximately $1,879,000 assumed by the purchaser on the former IRL facility in Cranbury, New Jersey. This contingent lease obligation is not recorded as a liability, nor is it included in the above table.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources as defined under the rules of SEC release No. FR-67. We do have operating leases, which are generally for office and laboratory space. In accordance with accounting principles generally accepted in the United States, operating leases are not reflected in the accompanying consolidated balance sheets. We do not have any capital leases.

Aeolus Pharmaceuticals, Inc.

Risk Factors

You should carefully consider the following information about risks described below, together with the other information contained in this quarterly report on Form 10-Q and in our other filings with the SEC, before you decide to buy or maintain an investment in our common stock. We believe the risks described below are the risks that are material to us as of the date of this quarterly report. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock.

Risks Related To Our Business

We may need substantial additional funding to continue our operations and may be unable to raise capital when needed, or at all, which would force us to delay, curtail or eliminate our clinical programs or product development programs.

We may need to raise substantial additional capital to:

•	fund our operations and clinical trials;

•	continue our research and development;

•	enforce our proprietary rights;

•	defend, in litigation or otherwise, any claims that we infringe third party patents or other intellectual property rights; and

•	commercialize any of our products that may be approved by the FDA.

As of June 30, 2005, we had cash of approximately $2,027,000. In June 2005, we entered into an agreement with certain investors to provide us with up to $2,500,000 in funding in consideration for the issuance of convertible preferred stock and warrants. We expect to use these funds to continue the development of our product candidates and expand the development of our drug pipeline.

With this financing, we believe we have adequate financial resources to fund our current operations into the second quarter of fiscal year 2006, but in order to fund on-going cash requirements beyond that point, or to further accelerate our programs, we will need to raise additional funds. We are considering strategic and financial options available to us, including public or private equity offerings, debt financings or collaboration arrangements. If we raise additional funds by issuing securities, our stockholders may experience dilution. Debt financings, if available, may involve restrictive covenants. If we do not receive additional financing to fund our operations beyond fiscal year 2005, we would have to discontinue some or all of our activities, merge with or sell some or all of our assets to another company, or cease operations entirely, and our stockholders might lose all or part of their investments.

Aeolus Pharmaceuticals, Inc.

Our cash needs will depend on the success of our research and development activities for additional future funding.

If our catalytic antioxidant program shows scientific progress, we will need significant additional funds to move therapies through the preclinical stages of development and clinical trials. If we are unable to raise the amount of capital necessary to complete development and reach commercialization of any of our catalytic antioxidant products, we will need to delay or cease development of one or more of these products.

We have a limited operating history, have a history of operating losses, expect to continue to incur substantial losses and may never become profitable.

We have a limited operating history and no products in commercial distribution in the United States. Our product candidates are still being developed, and all but our AEOL 10150 candidate are still in early stages of development. Our product candidates will require significant additional development, clinical trails, regulatory clearances or approvals by the FDA and additional investment before they can be commercialized in the United States.

As of June 30, 2005, we had an accumulated deficit of $145.4 million from our research, development and other activities. We have not generated material revenues from product sales and do not expect to generate product revenues sufficient to support our Company for at least several more years. Most of our revenues to date have come from previous collaborators who reimbursed us for research and development activities.

We remain contingently liable for certain IRL obligations.

In connection with the December 1999 sale of IRL, our former anti-infectives drug discovery division, to a private pharmaceutical company, we agreed to remain contingently liable through May 2007 on lease obligations assumed by the purchaser, including the IRL facility lease in Cranbury, New Jersey. If the purchaser were to default under these obligations, which could potentially require significant liability payments by us or if we are otherwise liable under these obligations, we may need to make substantial payments and our financial condition could be materially adversely affected. Our contingent liability was approximately $1.9 million at June 30, 2005 and should decline on an approximately straight-line basis to zero in May 2007.

Our R&D activities are at an early stage and therefore might never result in viable products.

Our catalytic antioxidant program is in the early stages of development, involves unproven technology, requires significant further R&D and regulatory approvals and is subject to the risks of failure inherent in the development of products or therapeutic procedures based on innovative technologies. These risks include the possibilities that:

•	any or all of these proposed products or procedures are found to be unsafe or ineffective or otherwise fail to receive necessary regulatory approvals;

•	the proposed products or procedures are not economical to market or do not achieve broad market acceptance;

Aeolus Pharmaceuticals, Inc.

•	third parties hold proprietary rights that preclude us from marketing the proposed products or procedures; and

•	third parties market a superior or equivalent product.

Further, the timeframe for commercialization of any product is long and uncertain because of the extended testing and regulatory review process required before marketing approval can be obtained. There can be no assurance that we will be able to successfully develop or market any of our proposed products or procedures.

If we do not reach the market with our products before our competitors offer products for the same or similar uses, or if we are not effective in marketing our products, our revenues from product sales, if any, will be reduced.

We face intense competition in our development activities. Many of our competitors are fully integrated pharmaceutical companies and more established biotechnology companies, which have substantially greater financial, technical, sales and marketing and human resources than we do. These companies might succeed in obtaining regulatory approval for competitive products more rapidly than we can for our products. In addition, competitors might develop technologies and products that are less expensive and perceived to be safer or more effective than those being developed by us, which could impair our product development and render our technology obsolete.

We are and expect to remain dependent on collaborations with third parties for the development of new products, and events involving these collaborations could prevent us from developing and commercializing our product candidates and achieving profitability.

We currently license from third parties, and do not own, rights under patents and certain related intellectual property for the development of our product candidates. In addition, we expect to enter into agreements with third parties both to license rights to our product candidates and to develop and commercialize new products. We might not be able to enter into or maintain these agreements on terms favorable to us, if at all. Further if any of our current licenses were to expire or terminate, our business, prospects, financial condition and results of operations could be materially and adversely affected.

Our research and development activities rely on technology licensed from third parties, and termination of any of those licenses would result in loss of significant rights to develop and market our products, which would impair our business, prospects, financial condition and results of operations.

We have exclusive worldwide rights to our antioxidant small molecule technology through license agreements with Duke University and National Jewish Medical Center. Each license generally may be terminated by the licensor if we fail to perform our obligations under the agreement, including obligations to develop the compounds and technologies under license. If terminated, we would lose the right to develop the products, which could adversely affect our business, prospects, financial condition and results of operations. The license agreements also generally require us to meet specified milestones or show reasonable diligence in development of the technology. If disputes arise over the definition of these requirements or whether we have

Aeolus Pharmaceuticals, Inc.

satisfied the requirements in a timely manner, or if any other obligations in the license agreements are disputed by the other party, the other party could terminate the agreement, and we could lose our rights to develop the licensed technology.

If new technology is developed from these licenses, we may be required to negotiate certain key financial and other terms, such as royalty payments, for the licensing of this future technology with these research institutions, and it might not be possible to obtain any such license on terms that are satisfactory to us, or at all.

We will need to enter into collaborative arrangements for the manufacturing and marketing of our product candidates, or we will have to develop the expertise, obtain the additional capital and invest the resources to perform those functions internally.

We do not have the staff or facilities to manufacture or market any of the product candidates being developed in our catalytic antioxidant program. As a result, we will need to enter into collaborative arrangements to develop, commercialize, manufacture and market products that we expect to emerge from our catalytic antioxidant program. We might not be successful in entering into such third party arrangements on terms acceptable to us, if at all. If we are unable to obtain or retain third-party manufacturing or marketing on acceptable terms, we may be delayed in our ability to commercialize products, which could have a material adverse effect on our business, prospects, financial condition and results of operation. Substantial additional funds and personnel would be required if we needed to establish our own manufacturing or marketing operations. We may not be able to obtain adequate funding or establish these capabilities in a cost-effective or timely manner, which could have a material adverse effect on our business, prospects, financial condition and results of operation.

A failure to obtain or maintain patent and other intellectual property rights would allow others to develop and sell products similar to ours, which could impair our business, prospects, financial condition and results of operation.

The success of our business depends, in part, on our ability to establish and maintain adequate protection for our intellectual property, whether owned by us or licensed from third parties. We rely primarily on patents in the United States and in other key markets to protect our intellectual property. If we do not have adequate patent protection, other companies could develop and sell products that compete directly with ours, without incurring any liability to us. Patent prosecution, maintenance and enforcement on a global basis is time-consuming and expensive, and many of these costs must be incurred before we know whether a product covered by the claims can be successfully developed or marketed.

Even if we expend considerable time and money on patent prosecution, a patent application may never issue as a patent. We can never be certain that we were the first to invent the particular technology or that we were the first to file a patent application for the technology, because U.S. patent applications are not publicly available until a patent issues. It is always possible that a competitor could be pursuing a patent for the same invention in the United States and have an earlier invention date. Outside the United

Aeolus Pharmaceuticals, Inc.

States, priority of invention is determined by the earliest effective filing date, not the date of invention. Consequently, if a third party pursues the same invention and has an earlier filing date, patent protection outside the United States would be unavailable to us. Also, outside the United States, an earlier date of invention cannot overcome a date of publication that precedes the earliest effective filing date. Accordingly, the patenting of our proposed products would be precluded outside the United States if a prior publication anticipates the claims of a pending application, even if the date of publication is within a year of the filing of the pending application.

Even if patents issue, the patent claims allowed might not be sufficiently broad to offer adequate protection for our technology against competitive products. Patent protection differs from country to country, giving rise to increased competition from other products in countries where patent coverage is either unavailable, weak or not adequately enforced, if enforced at all. Once a patent issues, we still face the risk that others will try to design around our patent or will try to challenge the validity of the patent. The cost of defending against a challenge to one of our patents could be substantial and even if we prevailed, there could be no assurance that we would recover damages.

If a third party were to bring an infringement claim against us, we would incur significant costs in our defense; if the claim were successful, we would need to develop non-infringing technology or obtain a license from the successful patent holder, if available.

Our business also depends on our ability to develop and market products without infringing on the proprietary rights of others or being in breach of our license agreements. The pharmaceutical industry is characterized by a large number of patents, patent filings and frequent and protracted litigation regarding patent and other intellectual property rights. Many companies have numerous patents that protect their intellectual property rights. Third parties might assert infringement claims against us with respect to our product candidates and future products. If litigation were required to determine the validity of a third party’s claims, we could be required to spend significant resources, which could prevent us from furthering our core business activities, regardless of the outcome. If we did not prevail in the litigation, we could be required to license a third party’s technology, which may not be possible on terms acceptable to us, or at all, or we could be required to discontinue our own activities and develop non-infringing technology, any of which could prevent or significantly delay pursuit of our development activities.

Protection of trade secret and confidential information is difficult, and loss of confidentiality could eliminate our competitive advantage.

In addition to patent protection, we rely on trade secrets, proprietary know-how and confidential information to protect our technology. We use confidentiality agreements with our employees, consultants and collaborators to maintain the proprietary nature of this technology. However, confidentiality agreements can be breached by the other party, which would make our trade secrets and proprietary know-how available for use by others. There is generally no adequate remedy for breach of confidentiality obligations. In addition, the competitive advantage afforded by trade secrets is limited because a third party can independently discover or develop something identical to our own trade secrets or know-how, without liability to us.

If our employees, consultants or collaborators were to use information improperly obtained from others (even if unintentional), we may be subject to claims as to ownership and rights in any resulting know-how or inventions.

Aeolus Pharmaceuticals, Inc.

If we cannot retain or hire qualified personnel or maintain our collaborations, our programs could be delayed and may be discontinued.

As of June 30, 2005, we had two full-time employees. We utilize consultants to assist with our operations and are highly dependent on the services of our executive officers. We also are dependent on our collaborators for our research and development activities. The loss of key executive officers or collaborators could delay progress in our research and development activities or result in their termination entirely.

We believe that our future success will depend in large part upon our ability to attract and retain highly skilled scientific and managerial personnel. We face intense competition for these kinds of personnel from other companies, research and academic institutions, government entities and other organizations. If we fail to identify, attract and retain personnel, we may be unable to continue the development of our product candidates. Failure to attract or retain key personnel could have a material adverse effect on our business, prospects, financial condition and results of operation.

We face the risk of product liability claims which could exceed our insurance coverage and deplete our cash resources.

The pharmaceutical and biotechnology industries expose us to the risk of product liability claims alleging that use of our product candidates caused an injury or harm. These claims can arise at any point in the development, testing, manufacture, marketing or sale of pharmaceutical products and may be made directly by patients involved in clinical trials of our products, by consumers or healthcare providers or by organizations selling our products. Product liability claims can be expensive to defend, even if the product did not actually cause the injury or harm.

Insurance covering product liability claims becomes increasingly expensive as a product moves through the development pipeline to commercialization. We have limited product liability insurance coverage for our clinical trials for ALS and this coverage may not be sufficient to cover us against all potential losses due to liability, if any, or to the expenses associated with defending liability claims. A product liability claim successfully asserted against us could exceed our coverage, require us to use our own cash resources and have a material adverse effect on our business, financial condition and results of operation.

In addition, some of our licensing and other agreements with third parties require or might require us to maintain product liability insurance. If we cannot maintain acceptable amounts of coverage on commercially reasonable terms in accordance with the terms set forth in these agreements, the corresponding agreements would be subject to termination.

Aeolus Pharmaceuticals, Inc.

The costs of compliance with environmental, safety and similar laws could increase our cost of doing business or subject us to liability in the event of noncompliance.

Our business is subject to regulation under state and federal laws regarding occupational safety, laboratory practices, environmental protection and the use, generation, manufacture, storage and disposal of hazardous substances. We may be required to incur significant costs in the future to comply with existing or future environmental and health and safety regulations. Our research activities involve the use of hazardous materials, chemicals and radioactive compounds. Although we believe that our procedures for handling such materials comply with applicable state and federal regulations, we cannot eliminate the risk of contamination or injury from these materials. In the event of contamination, we could be liable for any resulting damages, which could have a material adverse effect on our business, financial condition and results of operation..

Risks Related To Owning Our Stock

Our principal stockholders own a significant percentage of our outstanding common stock and will be able to exercise significant influence over our affairs.

As of July 1, 2005, Xmark Asset Management, LLC (“XMark”) beneficially owned 9,327,482 shares, or 66.7% of our outstanding common stock, through its management of Goodnow Capital, L.L.C. (“Goodnow”), Xmark Fund, L.P. and Xmark Fund, Ltd. (collectively, the “XMark Funds”) and a voting trust agreement for 1,000,000 shares. As a result, the XMark affiliates will be able to determine the composition of our board of directors, retain the voting power to approve all matters requiring stockholder approval and continue to have significant influence over our operations. The interests of the XMark affiliates may be different than the interests of other stockholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

The ownership interest of our stockholders will be substantially diluted by future issuances of stock, conversion of our preferred stock and exercises of currently outstanding options and warrants.

We may need to sell additional shares of our common stock, preferred stock or other securities to meet our capital requirements. We may not be able to complete these transactions. If we need to sell additional shares of our common stock, preferred stock or other securities to meet our capital requirements, these issuances would dilute the ownership interests of our stockholders. The possibility of dilution posed by shares available for future sale could reduce the market price of our common stock and could make it more difficult for us to raise funds through equity offerings in the future.

As of June 30, 2005, we had 13,975,760 shares of common stock outstanding. We may grant to our employees, directors and consultants options to purchase shares of our common stock under our 2004 Stock Option Plan. In addition, as of June 30, 2005, options to purchase 2,040,340 shares were outstanding at exercise prices ranging from $0.40 to $205.00, with a weighted average exercise price of $4.60, and 1,707,850 shares were reserved for issuance under

Aeolus Pharmaceuticals, Inc.

the 2004 Stock Option Plan. In addition, as of June 30, 2005, warrants to purchase 2,207,402 shares of common stock were outstanding at exercise prices ranging from $1.00 to $20.25, with a weighted exercise price of $4.56, and we had reserved 9,118 shares of common stock for issuance pursuant to our Employee Stock Purchase Plan. We have also reserved 497,278 shares for the conversion of our Series B Preferred stock and related warrants. In June 2005, we announced an agreement with certain investors to provide up to $2,500,000 in funding in the form of convertible preferred stock and warrants. Under the terms of the funding agreement, these funds are immediately available to us as needed. A dividend payment in the form of interest at the rate of 6% annually, based on funds used by us, may be paid in either cash or in our common stock at our option. The convertible preferred shares are convertible into our common stock at a price of $1.00 per share. In connection with the funding agreement, we will also issue one warrant to purchase our common stock per each convertible preferred stock purchased. Each warrant will have an exercise price of $1.00 per warrant and has a five (5) year term. We are currently finalizing the transaction documents. As a result, we have reserved an additional 5,000,000 shares for the issuance of common stock upon the conversion of the preferred stock and the exercise of the warrants, and further shares will be reserved for the payment of the preferred stock dividend.

In connection with prior collaboration and financing transactions, we have issued Series B preferred stock, a promissory note convertible into Series B preferred stock and warrants to purchase Series B preferred stock to affiliates of Elan Corporation (“Elan”). These securities generally are convertible at the option of the Elan affiliates. The conversion of all or a portion of these securities would dilute the ownership interests of our stockholders.

Our common stock is not listed on an exchange, is illiquid and is characterized by low and/or erratic trading volume, and the price of our common stock has fluctuated from $0.44 to $10.50 during the last two years.

Our common stock is quoted on the OTC Bulletin Board under the symbol “AOLS”. Historically, the public market for our common stock has been characterized by low and/or erratic trading volume, often resulting in price volatility. An active public market for our common stock is unlikely to develop as long as we are not listed on Nasdaq National or SmallCap Market or a national securities exchange. Even if listed, the market for our stock may be impaired because of the limited number of investors, the significant ownership stake of Xmark through its management of Goodnow and the XMark Funds and our small market capitalization, which is less than that authorized for investment by many institutional investors.

We have agreed to register with the SEC shares of common stock that are issuable to the Elan affiliates upon the conversion or exercise of the Series B preferred stock, warrants and convertible promissory note currently owned by the Elan affiliates. In addition, the shares underlying substantially all warrants outstanding either have been registered or we have agreed to register them with the SEC and, when so registered will be freely tradable upon issuance. We expect that any common stock sold in any future private placements would be required to be registered with the SEC and freely tradable after such registration. The sale of a significant amount of shares in a future financing could cause the trading price of our common stock to decline and/or to be highly volatile.

Aeolus Pharmaceuticals, Inc.

The market price of our common stock is also subject to wide fluctuations due to factors that we cannot control, including the results of preclinical and clinical testing of our products under development, decisions by collaborators regarding product development, regulatory developments, market conditions in the pharmaceutical and biotechnology industries, future announcements concerning our competitors, adverse developments concerning proprietary rights, public concern as to the safety or commercial value of any products and general economic conditions.

Furthermore, the stock market has experienced significant price and volume fluctuation unrelated to the operating performance of particular companies. These market fluctuations can adversely affect the market price and volatility of our common stock.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our amended and restated certificate of incorporation and bylaws may delay or prevent an acquisition of us or a change in our management. These provisions include a classified board of directors, a prohibition on actions by written consent of our stockholders, and the ability of our board of directors to issue preferred stock without stockholder approval. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us. These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

None

Aeolus Pharmaceuticals, Inc.

ITEM 4. Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934 as amended. Based upon their evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures are effective.

No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management is aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. However, management has determined that, considering the employees involved and the control procedures in place, risks associated with such lack of segregation are not significant and any potential benefits of adding employees to clearly segregate duties do not justify the expenses associated with such increases at this time.

Part II. – Other Information

ITEM 1. Legal Proceedings

None

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information.

None

Aeolus Pharmaceuticals, Inc.

ITEM 6. Exhibits

Exhibit #	Description
3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended June 30, 2004).

3.2	Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended June 30, 2004).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q for the quarter ended June 30, 2004).

4.2	Warrant to Purchase Shares of Series B Preferred stock issued to Elan International Services, Ltd. (incorporated by reference to Exhibit 4.3 to the Company’s Form 10-Q for the quarter ended December 31, 2000).

4.3	Form of Warrant issued to investors in August 2001 (incorporated by reference to Exhibit 4.4 to the Company’s Form S-1 dated August 2, 2001).

4.4	Warrant to Purchase Common Stock of Incara Pharmaceuticals Corporation dated July 11, 2003 issued to W. Ruffin Woody, Jr. (incorporated by reference to Exhibit 4.5 to the Company’s Form 10-Q for the quarter ended June 30, 2003).

4.5	Warrant dated September 16, 2003 issued by Incara, Inc. to Goodnow Capital, L.L.C. (incorporated by reference to Exhibit 4.6 to the Company’s Form S-4 dated September 19, 2003)

4.6	Warrant dated September 16, 2003 issued by Incara Pharmaceuticals Corporation to Goodnow Capital, L.L.C. (incorporated by reference to Exhibit 4.7 to the Company’s Form S-4 dated September 19, 2003).

4.7	Form of Series B Preferred Stock Certificate (incorporated by reference to Exhibit 4.8 to the Company’s Form S-4 dated September 19, 2003).

4.8	Form of Warrant to Purchase Common Stock of Incara Pharmaceuticals Corporation dated April 19, 2004 issued to investors in April 2004 (incorporated by reference to Exhibit 4.9 to the Company’s Form 8-K dated April 21, 2004).

4.9	Warrant to Purchase Common Stock of Incara Pharmaceuticals Corporation dated April 19, 2004 issued to SCO Securities LLC (incorporated by reference to Exhibit 4.10 to the Company’s Form 8-K dated April 21, 2004).

10.1	Consulting Agreement dated June 20, 2005 by and between the Company and John L. McManus (incorporated by reference to Exhibit 10.119 to the Company’s Form 8-K dated June 21, 2005).

10.2	Consulting Agreement dated June 20, 2005 by and between the Company and McManus & Company, Inc. (incorporated by reference to Exhibit 10.120 to the Company’s Form 8-K dated June 21, 2005).

10.3	Separation Agreement and General Release dated June 20, 2005 by and between the Company and Richard Reichow (incorporated by reference to Exhibit 10.121 to the Company’s Form 8-K dated June 21, 2005).

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2	Certification of the Chief Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1	Certification by the Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Aeolus Pharmaceuticals, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEOLUS PHARMACEUTICALS, INC.

Date: August 3, 2005	By:	/S/ RICHARD P. BURGOON, JR.
Richard P. Burgoon, Jr. Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2005	By:	/S/ MICHAEL P. MCMANUS
Michael P. McManus Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer)