Form 10-Q
period 2005-12-31
AEOLUS PHARMACEUTICALS, INC.
filed 2006-02-16
CIK 1261734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from _____ to _____.

Commission File Number
0-50481

AEOLUS PHARMACEUTICALS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	56-1953785
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

23811 Inverness Place
Laguna Niguel, California	92677
(Address of Principal Executive Offices)	(Zip Code)

(Registrant’s Telephone Number, Including Area Code) 949-481-9825

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 31, 2006
Common Stock, par value $.01 per share	14,077,263 shares

AEOLUS PHARMACEUTICALS, INC.
FORM 10-Q
For the Quarter Ended December 31, 2005

AEOLUS PHARMACEUTICALS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

Statement Regarding Financial Information

The consolidated financial statements of Aeolus Pharmaceuticals, Inc. and its wholly-owned subsidiary, Aeolus Sciences, Inc. (collectively the “Company”), included herein have been prepared by management, without audit (except for the Consolidated Balance Sheet data as of September 30, 2005), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The Company recommends that you read the consolidated financial statements included herein in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005, filed with the SEC on December 27, 2005.

AEOLUS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and per share data)

	December 31,	September 30,
	2005	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,135	$626
Accounts receivable	14	14
Prepaids and other current assets	262	289
Total current assets	2,411	929

Other assets	8	8
Total assets	$2,419	$937

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,552	$712
Accrued expenses	177	290
current maturity of long-term note payable	889	-
Total current liabilities	2,618	1,002

Common stock warrants	1,893	-
Long-term note payable	-	867
Total liabilities	4,511	1,869

Series A cumulative convertible preferred stock, $.01 par value per share, liquidation value $3.00 per share, 1,250,000 shares authorized, issued and outstanding at December 31, 2005 and no shares authorized, issued,
outstanding at September 30, 2005	354	-

Stockholders' equity:
Preferred stock, $.01 par value per share, 3,000,000 shares authorized:
Series B nonredeemable convertible preferred stock, 600,000 shares authorized;
475,087 shares issued and outstanding at December 31, 2005 and
September 30, 2005	5	5
Common stock, $.01 par value per share, 50,000,000 shares authorized;
14,059,092 and 14,038,259 shares issued and outstanding at December 31, 2005
and September 30, 2005, respectively	141	140
Additional paid-in capital	146,024	146,016
Accumulated deficit	(148,616)	(147,093)
Total stockholders' equity	(2,446)	(932)
Total liabilities and stockholders' equity	$2,419	$937

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	December 31,
	2005	2004
Revenue
Grant income	$1	$109

Costs and expenses:
Research and development	1,293	1,620
General and administrative	491	450
Total costs and expenses	1,784	2,070

Loss from operations	(1,783)	(1,961)
Interest expense, net	(12)	(2)
Other income	18	6
Decrease in fair value of common stock warrants	254	-

Net loss attributable to common stockholders	$(1,523)	$(1,957)

Net loss per weighted share attributable to common stockholders:
(basic and diluted)	$(0.11)	$(0.14)

Weighted average common shares outstanding:
Basic and diluted	14,038	13,947

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	December 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(1,523)	$(1,957)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	3
Noncash compensation	76	32
Noncash interest and financing costs	22	19
Decrease in fair value of common stock warrants	(254)	-
Change in assets and liabilities:
Accounts receivable	-	53
Prepaids and other assets	27	5
Accounts payable and accrued expenses	727	(489)
Net cash used in operating activities	(925)	(2,334)

Cash flows from financing activities:
Proceeds from issuance of Series A Preferred Stock	2,413	-
Proceeds from exercise of stock options	21	-
Net cash provided by financing activities	2,434	-

Net increase (decrease) in cash and cash equivalents	1,509	(2,334)
Cash and cash equivalents at beginning of period	626	7,381
Cash and cash equivalents at end of period	$2,135	$5,047

The accompanying notes are integral part of these unaudited consolidated financial statements.

Aeolus Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Organization and Business and Basis of Presentation

Aeolus Pharmaceuticals, Inc. is a San Diego-based biopharmaceutical company that is developing a new class of catalytic antioxidant compounds for diseases and disorders of the central nervous system, respiratory system, autoimmune system and oncology. The Company has reported positive safety results from a completed Phase I single dose study of its lead product, AEOL 10150, in patients diagnosed with amyotrophic lateral sclerosis (“ALS,” also commonly referred to as “Lou Gehrig’s disease”) and in September 2005, we launched a Phase I multiple dose study of AEOL 10150 in patients diagnosed with ALS. We expect to complete this study by the end of the second quarter of fiscal year 2006. The safety data from these studies could be utilized to support subsequent efficacy studies of AEOL 10150 in ALS, as well as other indications for which the Company has developed preclinical efficacy data. In addition, the Company has launched the “Aeolus Pipeline Initiative” whereby the Company, in conjunction with a variety of academic collaborations, is focused on identifying between 1-2 compounds evaluated from six disease categories for potential entrance into human clinical evaluation in 2006. The Aeolus Pipeline Initiative is an internal development initiative focused on advancing several of the most promising catalytic antioxidant compounds from our proprietary library of 200 compounds. The initial therapeutic focus areas for the Aeolus Pipeline Initiative are: radiation therapy protection and tumor therapy; Parkinson’s disease; Cystic Fibrosis; Chronic Obstructive Lung Disease; tumor suppression/bone marrow transplantation; and stroke. These therapeutic focus areas were selected based upon preliminary data developed using our catalytic antioxidant compounds.

The “Company” or “Aeolus” refers collectively to Aeolus Pharmaceuticals, Inc., a Delaware corporation (“Aeolus”), and its wholly owned subsidiary, Aeolus Sciences, Inc., a Delaware corporation. As of December 31, 2005, Aeolus also owned a 35.0% interest in CPEC LLC, a Delaware limited liability company (“CPEC”). The Company’s primary operations are located in San Diego, California.

All significant intercompany activity has been eliminated in the preparation of the consolidated financial statements. The unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Some information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. The consolidated balance sheet at September 30, 2005 was derived from the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005. The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in that Annual Report on Form 10-K and in the Company’s other SEC filings. Results for the interim period are not necessarily indicative of the results for any other period.

Aeolus Pharmaceuticals, Inc.

B. Liquidity

The Company has incurred significant losses from operations of $1,523,000 and $6,937,000, and cash outflows from operations of $925,000 and $6,842,000, for the three months ended December 31, 2005 and for the fiscal year ended September 30, 2005, respectively. The Company expects to incur additional losses and negative cash flow from operations during the remainder of fiscal year 2006 and for several more years.

Management believes the Company has adequate financial resources to conduct operations through the second quarter of fiscal year 2006. This raises substantial doubt about our ability to continue as a going concern, which will be dependent on our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing and, ultimately, to achieve operating profit.

The Company intends to explore strategic and financial alternatives, including a merger or acquisition with or by another company, the sale of shares of stock, the establishment of new collaborations for current research programs that include initial cash payments and on-going research support and the out-licensing of our compounds for development by a third party. The Company believes that without additional investment capital it will not have sufficient cash to fund its activities in the near future, and will not be able to continue operating. As such, the Company’s continuation as a going concern is dependent upon its ability to raise additional financing. The Company is actively pursuing additional equity financing to provide the necessary funds for working capital and other planned activities.

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

C. Net Loss Per Common Share

The Company computes basic net loss per weighted average share attributable to common stockholders using the weighted average number of shares of common stock outstanding during the period. The Company computes diluted net loss per weighted average share attributable to common stockholders using the weighted average number of shares of common and dilutive potential common shares outstanding during the period. Diluted weighted average common shares excluded incremental shares of approximately 10,123,000 as of December 31, 2005 issuable upon the exercise or conversion of stock options to purchase common stock, convertible preferred stock, convertible debt and warrants to purchase common stock. These shares were excluded due to their antidilutive effect as a result of the Company’s net losses.

Aeolus Pharmaceuticals, Inc.

D. Series A Convertible Preferred Stock

On November 21, 2005, the Company completed a private placement whereby the Company issued to certain accredited investors an aggregate of 1,250,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) at a stated price of $2.00 per share and warrants to purchase up to an aggregate of 2,500,000 shares of common stock at an exercise price of $1.00 per share and a five year term resulting in net proceeds of $2,413,000. The Series A Preferred Stock accrues dividends at the rate of 6% of the stated price annually, which may be paid in either cash or in our common stock at the Company’s discretion and will be accreted to earnings available to common shareholders on a quarterly basis. Each convertible preferred share is convertible into two shares of our common stock and has a liquidation preference of $3.00 per share. Subject to certain limitations, in the event we issue securities at a price per share lower than the current conversion price per share, then the conversion price of the Series A Preferred Stock shall be reduced to such issue price. The warrants contain a “cashless exercise” feature that allows the holders, under certain circumstances, to exercise the warrants without making a cash payment to the Company.

The fair value of the warrants on November 21, 2005 was estimated to be $2,146,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 112% risk free interest rate of 4.4%; and an expected life of five years. The proceeds from the private placement were first allocated to the fair value of the warrants and the remaining proceeds were attributed to the value of the preferred stock.  This results in a carrying value of Series A Preferred Stock of $354,000 as of December 31, 2005. The carrying value of the Series A Preferred Stock has not been accreted to its redemption value as the occurrence of the redemption event is not considered probable.

Offering costs of the private placement were $88,000 which were charged to additional paid in capital.

Pursuant to the terms of the registration rights agreement entered into in connection with the transaction, the Company is required to file a registration statement by February 17, 2006. The registration rights agreement further provides that if a registration statement is not filed, or declared effective within specified time periods, the Company would be required to pay each holder an amount in cash, as liquidated damages, equal to 1.5% per month of the aggregate purchase price paid by such holder in the private placement for the common stock and warrants then held. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock,” and the terms of the warrants and the transaction documents, at the closing date, November 21, 2005 the fair value of the warrants issued in the private placement were accounted for as a liability. The warrant liability will be reclassified to equity when, and if, the Securities and Exchange Commission declares the registration statement effective. Until such date in which a registration statement registering the shares underlying the warrants is declared effective, the warrant liability will be revalued at each balance sheet date and any changes in fair value will be charged to the statement of operations. Between November 21, 2005 and December 31, 2005, the fair value of the warrant decreased by $254,000 which was credited to the statement of operations. The warrant liability and revaluations have not and will not have any impact on the Company’s working capital, liquidity, or business operations.

Certain provisions of the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (the “Certificate of Designations”) provide that the Company shall not perform certain activities without the consent of a majority of the holders of the outstanding shares of Series A Preferred Stock, including, but not limited to:

Aeolus Pharmaceuticals, Inc.

•	amend any of the provisions of the Certificate of Incorporation or Bylaws of the Company or the Certificate of Designations;
•	authorize, create, designate, issue or sell any class or series of capital stock which is senior to or pari passu with the Series A Preferred Stock;
•	increase the number of authorized shares of Series A Preferred Stock or authorize the issuance of or issue any shares of Series A Preferred Stock;
•	increase or decrease the number of authorized shares of any class of capital stock of the Company;
•	declare or pay any dividend, except with respect to the Series A Preferred Stock as set forth above;
•	materially change the nature or scope of the business of the Company;
•
consummate or agree to make any sale, transfer, assignment, pledge, lease, license or similar transaction by which the Company grants on an exclusive basis any rights to any of the Company’s intellectual property;

•	approve the annual budget of the Company or any changes thereto;
•	incur any indebtedness for borrowed money in excess of $50,000.00;
•	create, incur, assume or suffer to exist, any material lien, charge or other encumbrance on any of the Company’s properties or assets; or
•	increase the compensation or benefits payable or to become payable to the Company’s directors or executives, subject to certain exceptions.

The Certificate of Designations also provides that so long as the lead investors in the private placement shall own any shares of Series A Preferred Stock, each of these investors shall have the right to elect a majority of the Company’s Board of Directors.  This right to control the Company’s Board of Directors results in Series A preferred stockholders having the ability to require the Company to redeem all, or a portion, of the outstanding shares of Series A Preferred Stock for cash of $3.00 per share, plus all accrued and unpaid dividends, should the Company execute a definitive agreement with respect to an acquisition, as defined in the related transaction documents. As a result, and in accordance with the guidance provided in EITF D-98, the Company has presented the Series A Preferred Stock outside of permanent equity.

E. Stock-Based Compensation

Below is a summary of Aeolus stock option activity during the three-month period ended December 31, 2005:

	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2005	2,394,091	$4.05
Granted	46,350	$1.04
Exercised	(20,833)	$1.00
Forfeited	-	-
Outstanding at December 31, 2005	2,419,608	$4.02
Exercisable at December 31, 2005	2,337,107	$4.13

For the three months ended December 31, 2005 and 2004, all stock options were issued with an exercise price at or above the fair market value of the Company’s common stock on the date of grant.

Beginning October 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payments” (“SFAS No. 123(R)”) on a modified prospective transition method to account for its employee stock options. Under the modified prospective transition method, fair value of new and previously granted but unvested equity awards are recognized as compensation expense in the income statement, and prior period results are not restated. As a result of the adoption, the Company’s income from continuing operations decreased by $28,000.

Aeolus Pharmaceuticals, Inc.

For the three months ended December 31, 2005, stock-based compensation expense recognized in the income statement is as follows (in thousands):

Research and development expenses	$12
General and administrative expenses	$64
Total stock-based compensation expense	$76

The total deferred compensation expense for outstanding stock options was $68,000 as of December 31, 2005, which will be recognized over the next year. The fair value of the options associated with the above compensation expense for the three months ended December 31, 2005, was determined at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Dividend yield	0%
Expected volatility	189%
Risk-free interest rate	4.3% - 4.6%
Expected option life after shares are vested	10 years

If the Company had accounted for stock-based compensation plans using the fair value based accounting method described by SFAS No. 123 for the periods prior to October 1, 2005, the Company’s net income per common share-basic and diluted for the three months ended December 31, 2004, would have approximated the following (in thousands, except per share data):

Net loss attributable to common stockholders as reported	$(1,957)
Pro forma adjustment for stock-based compensation	(202)
Pro forma net loss attributable to common stockholders	$(2,159)

Basic and diluted net loss per weighted share attributable to common stockholders:

As reported	$(0.14)
Pro forma - adjusted for stock-based compensation.......	$(0.15)

The fair value of each option grant for employees and consultants was estimated on the date of the grant using the Black-Scholes option valuation model with the following weighted-average assumptions used for grants for the three months ended December 31, 2004:

Dividend yield	0%
Expected volatility	195%
Risk-free interest rate	2.9% - 4.3%
Expected option life (in years from vesting)	3

Aeolus Pharmaceuticals, Inc.

F. Commitments and Contingencies

At December 31, 2005, the Company had future contractual operating lease commitments of $159,000 primarily for its former office and laboratory facilities in North Carolina, for which the Company has accrued the entire amount as a reserve related to future rent costs for its office and laboratory facilities that are no longer in use.

In December 1999, the Company sold its anti-infectives division (“IRL”) to a private pharmaceutical company. The Company remains contingently liable through May 2007 for a lease obligation of approximately $1,387,000 assumed by the purchaser on the former IRL facility in Cranbury, New Jersey. No amounts are recorded in the accompanying financial statements for this contingent liability.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

Unless otherwise noted, the terms “we,” “our” or “us” refer collectively to Aeolus Pharmaceuticals, Inc. and our wholly owned subsidiary, Aeolus Sciences, Inc.

This report contains, in addition to historical information, statements by us with respect to expectations about our business and future results which are “forward-looking” statements under the Private Securities Litigation Reform Act of 1995. These statements and other statements made elsewhere by us or by our representatives, which are identified or qualified by words such as “likely,” “will,” “suggests,” “expects,” “might,” “believe,” “could,” “should,” “may,” “estimates,” “potential,” “predict,” “continue,” “would,” “anticipates,” “plans,” or similar expressions, are based on a number of assumptions that are subject to risks and uncertainties. Such statements include, but are not limited to, those relating to Aeolus’ product candidates, as well as its proprietary technologies and uncertainties and other factors that may cause Aeolus’ actual results to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Important factors that could cause results to differ include risks associated with uncertainties of progress and timing of clinical trials, scientific testing, obtaining regulatory approval, the need to obtain funding for pre-clinical and clinical trails and operations, the scope and validity of intellectual property protection for Aeolus’ product candidates, proprietary technologies and their uses, new accounting and SEC requirements and competition from other biopharmaceutical companies. Certain of these factors and others are more fully described in Aeolus’ filings with the SEC, including, but not limited to, Aeolus’ Annual Report on Form 10-K for the fiscal year ended September 30, 2005. All forward-looking statements are based on information available as of the date hereof, and we do not assume any obligation to update such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Aeolus Pharmaceuticals, Inc.

Operations Summary

We are developing a series of catalytic antioxidant molecules to protect against the damaging effects of reactive oxygen derived molecules, commonly referred to as free radicals. Free radicals cause damage in a broad group of diseases and conditions. Our initial target applications will be the use of our catalytic antioxidants for amyotrophic lateral sclerosis, also known as “ALS” or “Lou Gehrig’s disease,” stroke, Parkinson’s disease and cancer radiation therapy. We have reported positive safety results from a completed Phase I single dose study of AEOL 10150 in patients diagnosed with ALS. In addition, in September 2005, we launched a Phase I multiple dose study of AEOL 10150 in patients diagnosed with ALS. We expect to complete this study by the end of the second quarter of fiscal year 2006. The safety data from these studies could be utilized to support subsequent efficacy studies of AEOL 10150 in ALS, as well as other indications for which the Company has developed preclinical efficacy data.

We do not have any revenue, other than grant income, and therefore we must rely on public or private equity offerings, debt financings, collaboration arrangements or grants to finance our operations.

Need for Additional Funds

We believe we have adequate financial resources to fund our operations through the second quarter of fiscal year 2006, but in order to fund on-going operating cash requirements beyond the second quarter of fiscal year 2006, or to accelerate or expand our programs, we will need to raise significant additional funds. Our need for additional financing is discussed under “Liquidity and Capital Resources.”

Results of Operations

We had net losses attributable to common stockholders of $1,523,000 for the three months ended December 31, 2005, versus net losses attributable to common stockholders of $1,957,000 for the three months ended December 31, 2004.

In August 2003, we were awarded a $100,000 Small Business Innovation and Research (“SBIR”) Phase I grant from the National Cancer Institute, a division of the National Institutes of Health. In March 2004, we were awarded up to $375,000 for the first year of a SBIR Phase II grant and received approval for a second year of the Phase II grant program in January 2005. Pursuant to the grants, we are studying the antitumor and radiation-protective effects of our catalytic antioxidants. The study is a collaboration between us and the Department of Radiation Oncology at Duke University Medical Center. We recognized $1,000 and $109,000 of grant income during the three months ended December 31, 2005 and 2004, respectively.

Research and development (“R&D”) expenses decreased $327,000, or 20%, to $1,293,000 for the three months ended December 31, 2005 from $1,620,000 for the three months ended December 31, 2004. Our primary operational focus and R&D spending during the three months ended December 31, 2005 was on conducting our Phase I multiple dose clinical trial for the treatment of ALS and the advancement of the Aeolus Pipeline Initiative, while our primary operational focus and R&D spending during the three months ended December 31, 2004 was on preclinical pharmacology and toxicology tests on our lead compound, AEOL 10150, and the launch of our Phase I single dose clinical trial for the treatment of ALS. Clinical trial expenses for the three months ended December 31, 2005 was $865,000 compared to $468,000 during the three months ended December 31, 2004. Preclinical expenses primarily related to the Aeolus Pipeline Initiative for the three months ended December 31, 2005 were $106,000, whereas preclinical expenses related to pharmacology and toxicology testing of AEOL 10150 during the three months ended December 31, 2004 were $750,000.

Aeolus Pharmaceuticals, Inc.

R&D expenses for our antioxidant program have totaled $29,966,000 from inception through December 31, 2005. Because of the uncertainty of our research and development and clinical studies, we are unable to predict the level of spending and the anticipated program completion date, if any. However, we expect that R&D expenses during the remainder of fiscal year 2006 will be higher than those incurred in the quarter ended December 31, 2005 as we complete the multi-dose Phase I study in ALS, continue the clinical development of AEOL 10150 and expand our pre-clinical testing activities to further the development of other compounds in our pipeline.

General and administrative (“G&A”) expenses increased $41,000, or 9%, to $491,000 for the three months ended December 31, 2005 from $450,000 for the three months ended December 31, 2004. G&A expenses were higher during the three months ended December 31, 2005 versus the three months ended December 31, 2004 due to a higher level of consulting fees and legal fees offset by a decline in employment costs and rent expenses. During the three months ended December 31, 2005, the Company’s administration and accounting activities were outsourced while during the same period in 2004, employees performed these functions resulting in a higher level of consulting fees ($60,000) and a lower level of employment costs ($66,000) during the quarter ended December 31, 2005. Legal fees increased $31,000 during the quarter ended December 31, 2005 as a result of the Company’s increased regulatory compliance responsibilities. Rental expenses decreased by $19,000 during the quarter ended December 31, 2005 when compared to the same quarter last year as the Company closed its administrative offices in August 2005 and outsourced all of its administration functions, as a result of which we did not incur any rental expense during the quarter.

Effective October 1, 2005, we adopted SFAS No. 123(R). SFAS No. 123(R) required that we recognize the fair value of equity awards granted to our employees as compensation expense in the income statement over the requisite service period. For the three months ended December 31, 2005, we recognized $28,000 in stock-based compensation expense as a result of the adoption of SFAS No. 123(R), which is included in G&A expenses. Additionally, we recognized $48,000 of stock-based compensation charges associated with stock option grants to consultants.

In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock,” and the terms of the warrants and the transaction documents, at the closing date, November 21, 2005, the fair value of the warrants issued in the private placement were accounted for as a liability. Until such date in which a registration statement registering the shares underlying the warrants is declared effective, the warrant liability will be revalued at each balance sheet date and any changes in fair value will be charged to the statement of operations. Between November 21, 2005 and December 31, 2005, the fair value of the warrant decreased by $254,000 which was credited to the statement of operations. The warrant liability and revaluations have not and will not have any impact on the Company’s working capital, liquidity, or business operations.

Aeolus Pharmaceuticals, Inc.

Liquidity and Capital Resources

We do not have any revenue, other than grant income, and therefore we rely on investors, grants, collaborations and licensing of our compounds to finance our operations. At December 31, 2005, we had $2,135,000 of cash, an increase of $1,509,000 from September 30, 2005. The increase in cash was primarily due to the net proceeds of $2,413,000 from the sale of the Series A Convertible Preferred Stock, offset by an increase of $727,000 in accounts payable and accrued expenses due to a higher level of payables as of December 31, 2005 when compared to September 30, 2005, and a $1,523,000 net loss for the three months ended December 31, 2005. We believe we have adequate financial resources to conduct operations through the second quarter of fiscal year 2006, but in order to fund on-going operating cash requirements beyond that point, or to further accelerate or expand our programs, we need to raise significant additional funds.

We incurred significant losses from operations of $1,783,000 and $6,937,000, and cash outflows from operations of $925,000 and $6,842,000, for the three months ended December 31, 2005 and for the fiscal year ended September 30, 2005, respectively. Our ongoing future cash requirements will depend on numerous factors, particularly the progress of our catalytic antioxidant program and clinical trials and our ability to negotiate and complete collaborative agreements or out-licensing arrangements. In order to help fund our on-going operating cash requirements, we intend to seek new collaborations for our antioxidant research program that include initial cash payments and on-going research support. In addition, we might sell additional shares of our stock and explore other strategic and financial alternatives, including a merger with another company, the sale of stock, the establishment of new collaborations for current research programs, that include initial cash payments and ongoing research support and the out-licensing of our compounds for development by a third party.

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

Aeolus Pharmaceuticals, Inc.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We do have operating leases, which are generally for office and laboratory space. In accordance with accounting principles generally accepted in the United States, operating leases are not reflected in the accompanying consolidated balance sheets. We do not have any capital leases.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk is presently limited to the interest rate sensitivity of our cash and cash equivalents, which is affected by changes in the general level of U.S. interest rates. However, we believe that we are not subject to any material market risk exposure and do not expect that changes in interest rates would have a material effect upon our financial position. A hypothetical 10% change in interest rates would not have a material effect on our Statement of Operations or Cash Flows for the three months ended December 31, 2005. We do not have any foreign currency or other derivative financial instruments.

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

Management is aware that there is a lack of segregation of duties due to the small number of employees and consultants addressing the Company’s general administrative and financial matters. However, management has determined that, considering the employees involved and the control procedures in place, risks associated with such lack of segregation are not significant and any potential benefits of adding employees or consultants to clearly segregate duties do not justify the expenses associated with such increases at this time.

PART II. - OTHER INFORMATION

ITEM	1.	Legal Proceedings.

None.

ITEM	1A.	Risk Factors.

None.

ITEM	2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM	3.	Defaults Upon Senior Securities.

None.

ITEM	4.	Submission of Matters to a Vote of Security Holders.

None.

ITEM	5.	Other Information.

None.

Aeolus Pharmaceuticals, Inc.

ITEM	6.	Exhibits

Exhibit #	Description

3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q dated June 30, 2004).
3.2
Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of the Company dated November 18, 2005 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed November 23, 2005).

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 27, 2005).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed August 11, 2004).
4.2
Form of Warrant to Purchase Common Stock of Aeolus Pharmaceuticals, Inc. dated November 21, 2005 issued to investors (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed November 23, 2005).

4.3
Registration Rights Agreement dated November 21, 2005 by and among the Company and each of the Purchasers whose names appear on the Schedule attached thereto (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed November 23, 2005).

10.1
Purchase Agreement dated November 21, 2005 by and among the Company and the investors whose names appear on the signature pages thereof (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed November 23, 2005).

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).
31.2	Certification of the Chief Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).
32.1	Certification by the Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Aeolus Pharmaceuticals, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEOLUS PHARMACEUTICALS, INC.
Date: February 16, 2006	By:	/s/ Richard P. Burgoon, Jr.
Richard P. Burgoon, Jr. Chief Executive Officer (Principal Executive Officer)

Date: February 16, 2006	By:	/s/ Michael P. McManus
Michael P. McManus Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer)