Form 10-Q
period 2006-03-31
AEOLUS PHARMACEUTICALS, INC.
filed 2006-05-12
CIK 1261734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 10, 2006
Common Stock, par value $.01 per share	14,144,333 shares

AEOLUS PHARMACEUTICALS, INC.
FORM 10-Q
For the Quarter Ended March 31, 2006
Table of Contents

PAGE

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statement Regarding Financial Information.	3

Condensed Consolidated Balance Sheets as of March 31, 2006
(unaudited) and September 30, 2005 ..	4

Condensed Consolidated Statements of Operations for the Three
Months and Six Months ended March 31, 2006 and 2005 (unaudited)	5

Condensed Consolidated Statements of Cash Flows for the
Six Months ended March 31, 2006 and 2005 (unaudited)	6

Notes to Condensed Consolidated Financial Statements	7

Item 2 Management’s Discussion and Analysis of Financial
Condition and Results of Operations	4

Item 3. Quantitative and Qualitative Disclosures
About Market Risk	20

Item 4. Controls and Procedures.	21

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	21

Item 1A. Risk Factors	21

Item 2. Unregistered Sales of Equity Securities and
Use of Proceeds	21

Item 3. Defaults Upon Senior Securities	21

Item 4. Submission of Matters to a Vote of Security Holders	22

Item 5. Other Information	22

Item 6. Exhibits	23

SIGNATURES	24

AEOLUS PHARMACEUTICALS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

Statement Regarding Financial Information

The condensed consolidated financial statements of Aeolus Pharmaceuticals, Inc. and its wholly-owned subsidiary, Aeolus Sciences, Inc. (collectively the “Company”), included herein have been prepared by management, without audit (except for the Consolidated Balance Sheet as of September 30, 2005), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The Company recommends that you read the consolidated financial statements included herein in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005, filed with the SEC on December 27, 2005.

AEOLUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and per share data)

	March 31,	September 30,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$304	$626
Accounts receivable	5	14
Prepaids and other current assets	360	289
Total current assets	669	929

Investment in CPEC LLC	442	8
Total assets	$1,111	$937

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,195	$712
Accrued expenses	128	290
Current maturity of long-term note payable	911	-
Total current liabilities	2,234	1,002

Long-term note payable	-	867
Total liabilities	2,234	1,869

Series A cumulative convertible preferred stock, $.01 par value per share, liquidation value $3.00 per share, 1,250,000 shares authorized, issued and outstanding at March 31, 2006 and no shares authorized, issued,
outstanding at September 30, 2005	354	-

Stockholders' deficit:
Preferred stock, $.01 par value per share, 10,000,000 shares authorized at
March 31, 2006 and 3,000,000 shares authorized at September 30, 2005:
Series B nonredeemable convertible preferred stock, 600,000 shares authorized;
475,087 shares issued and outstanding at March 31, 2006 and
September 30, 2005	5	5
Common stock, $.01 par value per share, 50,000,000 shares authorized;
14,098,096 and 14,038,259 shares issued and outstanding at March 31, 2006
and September 30, 2005, respectively	141	140
Additional paid-in capital	147,887	146,016
Accumulated deficit	(149,510)	(147,093)
Total stockholders' deficit	(1,477)	(932)
Total liabilities and stockholders' deficit	$1,111	$937

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Revenue
Grant income	$91	$6	$92	$115

Costs and expenses:
Research and development	965	1,152	2,258	2,772
General and administrative	556	516	1,047	966
Total costs and expenses	1,521	1,668	3,305	3,738

Loss from operations	(1,430)	(1,662)	(3,213)	(3,623)
Interest expense, net	(8)	(5)	(19)	(7)
Equity in income of CPEC LLC	433	-	433	-
Other income	19	8	36	14
Decrease in fair value of common stock warrants	147	-	401	-

Net loss	(839)	(1,659)	(2,362)	(3,616)

Preferred stock dividend accreted	(55)	-	(55)	-

Net loss attributable to common stockholders	$(894)	$(1,659)	$(2,417)	$(3,616)

Net loss per weighted share attributable to common stockholders:
(basic and diluted)	$(0.06)	$(0.12)	$(0.17)	$(0.26)

Weighted average common shares outstanding:
Basic and diluted	14,077	13,974	14,058	13,961

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(2,362)	$(3,616)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	5
Noncash compensation	156	45
Noncash interest expense	41	39
Equity in income of CPEC LLC	(433)	-
Decrease in fair value of common stock warrants	(401)	-
Change in assets and liabilities:
Accounts receivable	9	125
Prepaids and other assets	(71)	(87)
Accounts payable and accrued expenses	284	(625)
Net cash used in operating activities	(2,777)	(4,114)

Cash flows from financing activities:
Proceeds from issuance of Series A Preferred Stock	2,413	-
Proceeds from exercise of stock options	42	-
Net cash provided by financing activities	2,455	-

Net decrease in cash and cash equivalents	(322)	(4,114)
Cash and cash equivalents at beginning of period	626	7,381
Cash and cash equivalents at end of period	$304	$3,267

The accompanying notes are integral part of these unaudited condensed consolidated financial statements.

Aeolus Pharmaceuticals, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.    Organization and Business and Basis of Presentation

Aeolus Pharmaceuticals, Inc. is a San Diego-based biopharmaceutical company that is developing a new class of catalytic antioxidant compounds for diseases and disorders of the central nervous system, respiratory system, autoimmune system and oncology. The Company has reported positive safety results from a completed Phase I single dose study of its lead product, AEOL 10150, in patients diagnosed with amyotrophic lateral sclerosis (“ALS,” also commonly referred to as “Lou Gehrig’s disease”) and in September 2005, we launched a Phase I multiple dose study of AEOL 10150 in patients diagnosed with ALS. We expect to complete this study during the third quarter of fiscal year 2006. The safety data from these studies could be utilized to support subsequent efficacy studies of AEOL 10150 in ALS, as well as other indications for which the Company has developed preclinical efficacy data. In addition, the Company has launched the “Aeolus Pipeline Initiative” whereby the Company, in conjunction with a variety of academic collaborations, is focused on identifying between 1-2 compounds evaluated from six disease categories for potential entrance into human clinical evaluation in 2006. The Aeolus Pipeline Initiative is an internal development initiative focused on advancing several of the most promising catalytic antioxidant compounds from our proprietary library of 200 compounds. The initial therapeutic focus areas for the Aeolus Pipeline Initiative are: radiation therapy protection and tumor therapy; Parkinson’s disease; Cystic Fibrosis; Chronic Obstructive Lung Disease; tumor suppression/bone marrow transplantation; and stroke. These therapeutic focus areas were selected based upon preliminary data developed using our catalytic antioxidant compounds.

The “Company” or “Aeolus” refers collectively to Aeolus Pharmaceuticals, Inc., a Delaware corporation (“Aeolus”), and its wholly owned subsidiary, Aeolus Sciences, Inc., a Delaware corporation. As of March 31, 2006, Aeolus also owned a 35.0% interest in CPEC LLC, a Delaware limited liability company (“CPEC”). The Company’s primary operations are located in San Diego, California.

All significant intercompany activity has been eliminated in the preparation of the consolidated financial statements. The unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Some information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. The consolidated balance sheet at September 30, 2005 was derived from the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in that Annual Report on Form 10-K and in the Company’s other SEC filings. Results for the interim period are not necessarily indicative of the results for any other period.

Aeolus Pharmaceuticals, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
B.    Liquidity

The Company has incurred significant losses from operations of $3,213,000 and $6,937,000, and cash outflows from operations of $2,777,000 and $6,842,000, for the six months ended March 31, 2006 and for the fiscal year ended September 30, 2005, respectively. The Company expects to incur additional losses and negative cash flow from operations during the remainder of fiscal year 2006 and for several more years.

Management believes the Company has adequate financial resources to conduct operations through the third quarter of fiscal year 2006. This raises substantial doubt about our ability to continue as a going concern, which will be dependent on our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing and, ultimately, to achieve operating profit.

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

If the Company is unable to obtain additional financing to fund operations beyond the third quarter of fiscal year 2006, it will need to eliminate some or all of its activities, merge with another company, sell some or all of its assets to another company, or cease operations entirely. There can be no assurance that the Company will be able to obtain additional financing on favorable terms or at all, or that the Company will be able to merge with another Company or sell any or all of its assets.

C.    Net Loss Per Common Share

The Company computes basic net loss per weighted average share attributable to common stockholders using the weighted average number of shares of common stock outstanding during the period. The Company computes diluted net loss per weighted average share attributable to common stockholders using the weighted average number of shares of common and dilutive potential common shares outstanding during the period. Diluted weighted average common shares excluded incremental shares of approximately 10,166,000 as of March 31, 2006 issuable upon the exercise or conversion of stock options to purchase common stock, convertible preferred stock, convertible debt and warrants to purchase common stock. These shares were excluded due to their antidilutive effect as a result of the Company’s net losses.

Aeolus Pharmaceuticals, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

D.    Series A Convertible Preferred Stock

On November 21, 2005, the Company completed a private placement whereby the Company issued to certain accredited investors an aggregate of 1,250,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) at a stated price of $2.00 per share and warrants to purchase up to an aggregate of 2,500,000 shares of common stock at an exercise price of $1.00 per share and a five year term resulting in net proceeds of $2,413,000. The Series A Preferred Stock accrues dividends at the rate of 6% of the stated price annually, which may be paid in either cash or in our common stock at the Company’s discretion and will be accreted to earnings available to common stockholders on a quarterly basis. Each convertible preferred share is convertible into two shares of our common stock and has a liquidation preference of $3.00 per share. Subject to certain limitations, in the event we issue securities at a price per share lower than the current conversion price per share, then the conversion price of the Series A Preferred Stock shall be reduced to such issue price. The warrants contain a “cashless exercise” feature that allows the holders, under certain circumstances, to exercise the warrants without making a cash payment to the Company.

The fair value of the warrants on November 21, 2005 was estimated to be $2,146,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 112% risk free interest rate of 4.4%; and an expected life of five years. The proceeds from the private placement were first allocated to the fair value of the warrants and the remaining proceeds were attributed to the value of the preferred stock, resulting in a carrying value of the Series A Preferred Stock of $354,000. The carrying value of the Series A Preferred Stock has not been accreted to its redemption value as the occurrence of the redemption event is not considered probable.

Offering costs of the private placement were $87,000 which were charged to additional paid in capital.

Pursuant to the terms of the registration rights agreement entered into in connection with the transaction, the Company filed a registration statement which was declared effective on March 1, 2006. The registration rights agreement further provides that if a registration statement is not filed, or declared effective within specified time periods, the Company would be required to pay each holder an amount in cash, as liquidated damages, equal to 1.5% per month of the aggregate purchase price paid by such holder in the private placement for the common stock and warrants then held. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock,” and the terms of the warrants and the transaction documents, at the closing date, November 21, 2005, the fair value of the warrants issued in the private placement were accounted for as a liability. The warrant liability was reclassified to equity when the Securities and Exchange Commission declared the registration statement effective on March 1, 2006. Through March 1, 2006, the warrant liability was revalued at each balance sheet date and the change in fair value was charged to the statement of operations. Between November 21, 2005 and March 1, 2006, the fair value of the warrant decreased by $401,000 which was credited to the statement of operations.

Certain provisions of the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (the “Certificate of Designations”) provide that the Company shall not perform certain activities without the consent of a majority of the holders of the outstanding shares of Series A Preferred Stock, including, but not limited to:

Aeolus Pharmaceuticals, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Certificate of Designations also provides that so long as the lead investors in the private placement shall own any shares of Series A Preferred Stock, each of these investors shall have the right to elect a majority of the Company’s Board of Directors. This right to control the Company’s Board of Directors results in Series A preferred stockholders having the ability to require the Company to redeem all, or a potion, of the outstanding shares of Series A Preferred Stock for cash of $3.00 per share, plus all accrued and unpaid dividends, should the Company execute a definitive agreement with respect to an acquisition, as defined in the related transaction documents. As a result, and in accordance with the guidance provided in EITF D-98, the Company has presented the Series A Preferred Stock outside of permanent equity.

E.    Stock-Based Compensation

Below is a summary of Aeolus stock option activity during the six-month period ended March 31, 2006:

	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2005	2,394,091	$4.05
Granted	109,891	$0.94
Exercised	(41,666)	$1.00
Forfeited	-	-
Outstanding at March 31, 2006	2,462,316	$3.96
Exercisable at March 31, 2006	2,402,235	$4.04

Aeolus Pharmaceuticals, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended March 31, 2006 and 2005, all stock options were issued with an exercise price at or above the fair market value of the Company’s common stock on the date of grant.

Beginning October 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payments” (“SFAS No. 123(R)”) on a modified prospective transition method to account for its employee stock options. Under the modified prospective transition method, fair value of new and previously granted but unvested equity awards are recognized as compensation expense in the statement of operations, and prior period results are not restated. As a result of the adoption, the Company’s loss from continuing operations increased by $55,000 for the six months ended March 31, 2006.

For the six months ended March 31, 2006, stock-based compensation expense recognized in the statement of operations is as follows (in thousands):

Research and development expenses	$23
General and administrative expenses	133
Total stock-based compensation expense	$156

The total deferred compensation expense for outstanding stock options was $43,000 as of March 31, 2006, which will be recognized over the next six months. The fair value of the options associated with the above compensation expense for the six months ended March 31, 2006, was determined at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Dividend yield	0%
Expected volatility	187 - 189%
Risk-free interest rate	4.3% - 4.9%
Expected option life	10 years

If the Company had accounted for stock-based compensation plans using the fair value based accounting method described by SFAS No. 123 for the periods prior to October 1, 2005, the Company’s net loss per common share-basic and diluted for the three and six months ended March 31, 2005, would have approximated the following (in thousands, except per share data):

Aeolus Pharmaceuticals, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31, 2005	Six Months Ended March 31, 2005

Net loss attributable to common stockholders as reported	$(1,659)	$(3,616)
Pro forma adjustment for stock-based compensation	(87)	(289)
Pro forma net loss attributable to common stockholders	$(1,746)	$(3,905)

Basic and diluted net loss per weighted share attributable
to common stockholders:
As reported	$(0.12)	$(0.26)
Pro forma - adjusted for stock-based compensation	$(0.12)	$(0.28)

The fair value of each option grant for employees and consultants was estimated on the date of the grant using the Black-Scholes option valuation model with the following weighted-average assumptions used for grants for the six months ended March 31, 2005:

Dividend yield	0%
Expected volatility	195%
Risk-free interest rate	2.9% - 4.3%
Expected option life (in years from vesting)	3 years

F.    CPEC LLC

The Company uses the equity method to account for its 35.0% ownership interest in CPEC. During fiscal 2003, CPEC licensed bucindolol, a drug previously under development by the Company for the treatment of heart failure, to ARCA Discovery, Inc. in return for possible future royalty and milestone payments. During the three months ended March 31, 2006, CPEC agreed to modify the license agreement between CPEC and ARCA Discovery, Inc. and received 400,000 shares of ARCA Discovery, Inc. common stock as consideration for the amendment. In addition, during the three months ended March 31, 2006, CPEC received a milestone payment of $1,000,000 as a result of ARCA Discovery, Inc. completing a financing. CPEC had $1,260,000 of net assets at March 31, 2006.

Aeolus Pharmaceuticals, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

G.    Commitments and Contingencies

At March 31 2006, the Company had future contractual operating lease commitments of $64,000 primarily for its former office and laboratory facilities in North Carolina, for which the Company has accrued the entire amount as a reserve related to future rent costs for its office and laboratory facilities that are no longer in use.

In December 1999, the Company sold its anti-infectives division (“IRL”) to a private pharmaceutical company. The Company remains contingently liable through May 2007 for a lease obligation of approximately $1,139,000 assumed by the purchaser on the former IRL facility in Cranbury, New Jersey. No amounts are recorded in the accompanying financial statements for this contingent liability.

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

Aeolus Pharmaceuticals, Inc.
Operations Summary

We are developing a series of catalytic antioxidant molecules to protect against the damaging effects of reactive oxygen derived molecules, commonly referred to as free radicals. Free radicals cause damage in a broad group of diseases and conditions. Our initial target applications will be the use of our catalytic antioxidants for amyotrophic lateral sclerosis, also known as “ALS” or “Lou Gehrig’s disease,” stroke, Parkinson’s disease and cancer radiation therapy. We have reported positive safety results from a completed Phase I single dose study of AEOL 10150 in patients diagnosed with ALS. In addition, in September 2005, we launched a Phase I multiple dose study of AEOL 10150 in patients diagnosed with ALS. We expect to complete this study during the third quarter of fiscal year 2006. The safety data from these studies could be utilized to support subsequent efficacy studies of AEOL 10150 in ALS, as well as other indications for which the Company has developed preclinical efficacy data.

We do not have any revenue, other than grant income, and therefore we must rely on public or private equity offerings, debt financings, collaboration arrangements or grants to finance our operations.

Need for Additional Funds

We believe we have adequate financial resources to fund our operations through the third quarter of fiscal year 2006, but in order to fund on-going operating cash requirements beyond the third quarter of fiscal year 2006, or to accelerate or expand our programs, we will need to raise significant additional funds. Our need for additional financing is discussed under “Liquidity and Capital Resources.”

Results of Operations

Three months ended March 31, 2006 versus three months ended March 31, 2005

We had net losses attributable to common stockholders of $894,000 for the three months ended March 31, 2006, versus net losses attributable to common stockholders of $1,659,000 for the three months ended March 31, 2005.

In August 2003, we were awarded a $100,000 Small Business Innovation and Research (“SBIR”) Phase I grant from the National Cancer Institute, a division of the National Institutes of Health. In March 2004, we were awarded up to $375,000 for the first year of a SBIR Phase II grant and received approval for a second year of the Phase II grant program in January 2005. Pursuant to the grants, we are studying the antitumor and radiation-protective effects of our catalytic antioxidants. The study is a collaboration between us and the Department of Radiation Oncology at Duke University Medical Center. We recognized $91,000 and $6,000 of grant income during the three months ended March 31, 2006 and 2005, respectively.

Research and development (“R&D”) expenses decreased $187,000, or 16%, to $965,000 for the three months ended March 31, 2006 from $1,152,000 for the three months ended March 31, 2005. Research and development activities were limited during the three months ended March 31, 2006 due to our limited financial resources and as we analyzed the results of our ongoing Phase I multiple dose clinical trial for the treatment of ALS, while our primary operational focus and R&D spending during the three months ended March 31, 2005 was on preclinical pharmacology and toxicology tests on our lead compound, AEOL 10150, and our Phase I single dose clinical trial for the treatment of ALS resulting in a lower level of clinical trial expenses during the three months ended March 31, 2006 compared to the three months ended March 31, 2005. Patent fees increased during the three months ended March 31, 2006 ($475,000) compared to the three months ended March 31, 2005 ($103,000) as a result of some of our patents entering the international validation phase.

Aeolus Pharmaceuticals, Inc.

General and administrative (“G&A”) expenses increased $40,000, or 8%, to $556,000 for the three months ended March 31, 2006 from $516,000 for the three months ended March 31, 2005. G&A expenses were higher during the three months ended March 31, 2006 versus the three months ended March 31, 2005 due to a higher level of consulting fees and legal fees offset by a decline in employment costs and rent expenses. During the three months ended March 31, 2006, the Company’s administration and accounting activities were outsourced while during the same period in 2005, employees performed these functions resulting in a higher level of consulting fees ($87,000) and a lower level of employment costs ($120,000) during the quarter ended March 31, 2006. Legal fees increased $86,000 during the quarter ended March 31, 2006 as a result of the Company’s increased regulatory compliance responsibilities. Rental expenses decreased by $38,000 during the quarter ended March 31, 2006 when compared to the same quarter last year as the Company closed its administrative offices in August 2005 and outsourced all of its administration functions, as a result of which we did not incur any rental expense during the quarter.

Effective October 1, 2005, we adopted SFAS No. 123(R). SFAS No. 123(R) required that we recognize the fair value of equity awards granted to our employees as compensation expense in the income statement over the requisite service period. For the three months ended March 31, 2006, we recognized $43,000 in employee stock-based compensation expense as a result of the adoption of SFAS No. 123(R), which is included in G&A expenses. Additionally, we recognized $36,000 of stock-based compensation charges associated with stock option grants to consultants.

During the three months ended March 31, 2006, CPEC LLC (“CPEC”) received a milestone payment and equity consideration from ARCA Discovery, Inc., a privately held cardiovascular-focused company (“ARCA”). In 2003, CPEC, of which we own 35% out-licensed all rights to a potential therapeutic compound referred to as “bucindolol” to ARCA. During the three months ended March 31, 2006, CPEC agreed to modify the license agreement between CPEC and ARCA Discovery, Inc. and received 400,000 shares of ARCA Discovery, Inc. common stock as consideration for the amendment. In addition, during the three months ended March 31, 2006, CPEC received a milestone payment of $1,000,000 as a result of ARCA Discovery, Inc. completing a financing. We recorded $433,000 of income during the three months ended March 31, 2006 as a result of our equity ownership of CPEC LLC.

Aeolus Pharmaceuticals, Inc.

In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock,” and the terms of the warrants and the transaction documents, at the closing date, November 21, 2005, the fair value of the warrants issued in the Series A Preferred Stock private placement were accounted for as a liability until such date in which a registration statement registering the shares underlying the warrants was declared effective. The warrant liability was revalued at each balance sheet date and changes in fair value were charged to the statement of operations. During the three months ended March 31, 2006, the fair value of the warrant decreased by $147,000 which was credited to the statement of operations. On March 1, 2006, the Securities and Exchange Commission declared the registration statement registering the shares underlying the warrants effective and accordingly the warrant liability was reclassified to additional paid in capital. The warrant liability and revaluations have not and will not have any impact on the Company’s working capital, liquidity, or business operations.

Six months ended March 31, 2006 versus six months ended March 31, 2005

We had net losses attributable to common stockholders of $2,417,000 for the six months ended March 31, 2006, versus net losses attributable to common stockholders of $3,616,000 for the six months ended March 31, 2005.

We recognized $92,000 and $115,000 of grant income during the six months ended March 31, 2006 and 2005, respectively from our SBIR grant from the National Cancer Institute.

Research and development (“R&D”) expenses decreased $514,000, or 19%, to $2,258,000 for the six months ended March 31, 2006 from $2,772,000 for the six months ended March 31, 2005. Our primary operational focus and R&D spending during the six months ended March 31, 2006 was on conducting our Phase I multiple dose clinical trial for the treatment of ALS and the advancement of the Aeolus Pipeline Initiative, while our primary operational focus and R&D spending during the six months ended March 31, 2005 was on preclinical pharmacology and toxicology tests on our lead compound, AEOL 10150, and the launch of our Phase I single dose clinical trial for the treatment of ALS. Clinical trial expenses for the six months ended March 31, 2006 was $850,000 compared to $900,000 during the six months ended March 31, 2005. Preclinical expenses primarily related to the Aeolus Pipeline Initiative for the six months ended March 31, 2006 were $400,000, whereas preclinical expenses related to pharmacology and toxicology testing of AEOL 10150 during the six months ended March 31, 2005 were $1,104,000. Offsetting these declines were increased patent fees ($424,000) as a result of some of our patents entering the international validation phase.

R&D expenses for our antioxidant program have totaled $30,931,000 from inception through March 31, 2006. Because of the uncertainty of our research and development and clinical studies, we are unable to predict the level of spending and the anticipated program completion date, if any. However, we expect that R&D expenses during the remainder of fiscal year 2006 will be higher than those incurred in the quarter ended March 31, 2006 as we continue the clinical development of AEOL 10150 and expand our pre-clinical testing activities to further the development of other compounds in our pipeline.

Aeolus Pharmaceuticals, Inc.
General and administrative (“G&A”) expenses increased $81,000, or 8%, to $1,047,000 for the six months ended March 31, 2006 from $966,000 for the six months ended March 31, 2006. G&A expenses were higher during the six months ended March 31, 2006 versus the six months ended March 31, 2005 due to a higher level of consulting fees and legal fees offset by a decline in employment costs and rent expenses. During the six months ended March 31, 2006, the Company’s administration and accounting activities were outsourced while during the same period in 2005, employees performed these functions resulting in a higher level of consulting fees ($147,000) and a lower level of employment costs ($186,000) during the six months ended March 31, 2006. Legal fees increased $116,000 during the six months ended March 31, 2006 as a result of the Company’s increased regulatory compliance responsibilities. Rental expenses decreased by $56,000 during the six months ended March 31, 2006 when compared to the same period last year as the Company closed its administrative offices in August 2005 and outsourced all of its administration functions, as a result of which we did not incur any rental expense during the quarter.

Effective October 1, 2005, we adopted SFAS No. 123(R). SFAS No. 123(R) required that we recognize the fair value of equity awards granted to our employees as compensation expense in the income statement over the requisite service period. For the six months ended March 31, 2006, we recognized $71,000 in employee stock-based compensation expense as a result of the adoption of SFAS No. 123(R), which is included in G&A expenses. Additionally, we recognized $85,000 of stock-based compensation charges associated with stock option grants to consultants.

During the six months ended March 31, 2006, CPEC LLC, received a milestone payment and equity consideration from ARCA Discovery, Inc., a privately held cardiovascular-focused company (“ARCA”). In 2003, CPEC LLC (“CPEC”), of which we own 35%, out-licensed all rights to a potential therapeutic compound referred to as “bucindolol” to ARCA. During the six months ended March 31, 2006, CPEC agreed to modify the license agreement between CPEC and ARCA and received 400,000 shares of ARCA common stock as consideration for the amendment. In addition, during the six months ended March 31, 2006, CPEC received a milestone payment of $1,000,000 as a result of ARCA completing a financing. We recorded $433,000 of income during the six months ended March 31, 2006 as a result of our equity ownership of CPEC LLC.

Aeolus Pharmaceuticals, Inc.
In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock,” and the terms of the warrants and the transaction documents, at the closing date, November 21, 2005, the fair value of the warrants issued in the Series A Preferred Stock private placement were accounted for as a liability until such date in which a registration statement registering the shares underlying the warrants was declared effective. The warrant liability was revalued at each balance sheet date and changes in fair value were charged to the statement of operations. Between November 21, 2005 and March 31, 2006, the fair value of the warrant decreased by $401,000 which was credited to the statement of operations. On March 1, 2006, the Securities and Exchange Commission declared the registration statement registering the shares underlying the warrants effective and accordingly the warrant liability was reclassified to additional paid in capital. The warrant liability and revaluations have not and will not have any impact on the Company’s working capital, liquidity, or business operations.

Liquidity and Capital Resources

We do not have any revenue, other than grant income, and therefore we rely on investors, grants, collaborations and licensing of our compounds to finance our operations. At March 31, 2006, we had $304,000 of cash, a decrease of $322,000 from September 30, 2005. The decrease in cash was primarily due to the $2,362,000 net loss for the six months ended March 31, 2006 and an increase of $284,000 in accounts payable and accrued expenses due to a higher level of payables as of March 31, 2006 when compared to September 30, 2005, offset by net proceeds of $2,413,000 from the sale of the Series A Convertible Preferred Stock. We believe we have adequate financial resources to conduct operations through the third quarter of fiscal year 2006, but in order to fund on-going operating cash requirements beyond that point, or to further accelerate or expand our programs, we need to raise significant additional funds.

We incurred significant losses from operations of $3,213,000 and $6,937,000, and cash outflows from operations of $2,777,000 and $6,842,000, for the six months ended March 31, 2006 and for the fiscal year ended September 30, 2005, respectively. Our ongoing future cash requirements will depend on numerous factors, particularly the progress of our catalytic antioxidant program and clinical trials and our ability to negotiate and complete collaborative agreements or out-licensing arrangements. In order to help fund our on-going operating cash requirements, we intend to seek new collaborations for our antioxidant research program that include initial cash payments and on-going research support. In addition, we might sell additional shares of our stock and explore other strategic and financial alternatives, including a merger with another company, the sale of stock, the establishment of new collaborations for current research programs, that include initial cash payments and ongoing research support and the out-licensing of our compounds for development by a third party.

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

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk is presently limited to the interest rate sensitivity of our cash and cash equivalents, which is affected by changes in the general level of U.S. interest rates. However, we believe that we are not subject to any material market risk exposure and do not expect that changes in interest rates would have a material effect upon our financial position. A hypothetical 10% change in interest rates would not have a material effect on our Statement of Operations or Cash Flows for the six months ended March 31, 2006. We do not have any foreign currency or other derivative financial instruments.

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

None.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.     Defaults Upon Senior Securities.

None.

Aeolus Pharmaceuticals, Inc.

ITEM 4.     Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders of Aeolus Pharmaceuticals was held on March 23, 2006. The following is a brief description of each matter voted upon at the meeting and the number of affirmative votes and the number of negative votes cast with respect to each matter.

(a)
The stockholders elected the following persons as directors of Aeolus Pharmaceuticals: David C. Cavalier, John M. Farah, Jr., Joseph J. Krivulka, Amit Kumar, Michael E. Lewis, Chris A. Rallis and Peter D. Suzdak, The votes for and against (withheld) each nominee were as follows:

	Votes	Votes	Votes
Nominee	For	Withheld	Abstained
David C. Cavalier	14,245,225	14,828	0
John M. Farah, Jr.	14,434,105	13,148	0
Joseph J. Krivulka	14,245,905	14,148	0
Amit Kumar	14,246,905	13,148	0
Michael E. Lewis	14,246,905	13,148	0
Chris A. Rallis	14,236,905	23,148	0
Peter D. Suzdak	14,236,905	23,148	0

(b)
The stockholders approved ratification of the appointment by the Audit Committee of the Board of Directors of Haskell & White LLP as the Company’s independent public accountants to audit the Company’s financial statements for fiscal 2006, with 14,224,951 shares voting for approval, 24,702 shares voting against and 10,400 shares abstained.

(c)
The stockholders approved the amendment of the Company’s Amended and Restated Certificate of Incorporation to increase the authorized number of shares of Preferred Stock of Aeolus from 3,000,000 shares to 10,000,000 shares, with 12,325,163 shares voting for approval, 120,783 shares voting against, 7,414 shares abstained and 1,806,693 shares were broker non-votes. In addition, preferred stockholders voting as a class approved the amendment with 2,150,000 shares voting for approval.

ITEM 5.     Other Information.

None.

Aeolus Pharmaceuticals, Inc.

ITEM 6.     Exhibits

Exhibit #	Description
3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed dated March 27, 2006).
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).
31.2	Certification of the Chief Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).
32.1	Certification by the Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Aeolus Pharmaceuticals, Inc.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEOLUS PHARMACEUTICALS, INC.

Date: May 12, 2006	By:	/s/ Richard P. Burgoon, Jr.
Richard P. Burgoon, Jr. Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2006	By:	/s/ Michael P. McManus
Michael P. McManus Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer)