Form 10-Q
period 2006-06-30
AEOLUS PHARMACEUTICALS, INC.
filed 2006-08-11
CIK 1261734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006.

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 10, 2006
Common Stock, par value $.01 per share	29,244,416 shares

AEOLUS PHARMACEUTICALS, INC.
FORM 10-Q
For the Quarter Ended June 30, 2006

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

AEOLUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and per share data)

	June 30,	September 30,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,003	$626
Accounts receivable	9	14
Prepaids and other current assets	314	289
Total current assets	4,326	929

Investment in CPEC LLC	126	8
Total assets	$4,452	$937

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$662	$712
Accrued expenses	3	290
Current maturity of long-term note payable	933	-
Total current liabilities	1,598	1,002

Warrant liability	6,827	-
Long-term note payable	-	867
Total liabilities	8,425	1,869

Stockholders' deficit:
Preferred stock, $.01 par value per share, 10,000,000 shares authorized at
June 30, 2006 and 3,000,000 shares authorized at September 30, 2005:
Series B nonredeemable convertible preferred stock, 600,000 shares authorized;
475,087 shares issued and outstanding at June 30, 2006 and
September 30, 2005	5	5
Common stock, $.01 par value per share, 50,000,000 shares authorized;
29,223,583 and 14,038,259 shares issued and outstanding at June 30, 2006
and September 30, 2005, respectively	292	140
Additional paid-in capital	148,417	146,016
Accumulated deficit	(152,687)	(147,093)
Total stockholders' deficit	(3,973)	(932)
Total liabilities and stockholders' deficit	$4,452	$937

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue
Grant income	$-	$121	$92	$236

Costs and expenses:
Research and development	419	849	2,677	3,621
General and administrative	524	898	1,571	1,851
Total costs and expenses	943	1,747	4,248	5,472

Loss from operations	(943)	(1,626)	(4,156)	(5,236)
Interest expense, net	(10)	(10)	(29)	(17)
Equity in income of CPEC LLC	-	-	433	-
Other income	17	-	53	-
Increase in fair value of common stock warrants	(2,216)	-	(1,815)	-

Net loss	(3,152)	(1,636)	(5,514)	(5,253)

Preferred stock dividend accreted	(26)	-	(81)	-

Net loss attributable to common stockholders	$(3,178)	$(1,636)	$(5,595)	$(5,253)

Net loss per weighted share attributable to common stockholders:
(basic and diluted)	$(0.17)	$(0.12)	$(0.36)	$(0.38)

Weighted average common shares outstanding:
(basic and diluted)	18,234	13,976	15,450	13,966

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(5,514)	$(5,253)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	8
Noncash compensation	264	329
Noncash interest expense	66	59
Noncash licensing fee	12	-
Equity in income of CPEC LLC	(433)	-
Increase in fair value of common stock warrants	1,815	-
Change in assets and liabilities:
Accounts receivable	5	9
Prepaids and other assets	(25)	(69)
Accounts payable and accrued expenses	(337)	(437)
Net cash used in operating activities	(4,147)	(5,354)

Cash flows from financing activities:
Proceeds from dividend from CPEC LLC	315	-
Proceeds from issuance of Series A Preferred Stock	2,413	-
Proceeds from issuance of common stock	4,754	-
Proceeds from exercise of stock options	42	-
Net cash provided by financing activities	7,524	-

Net increase (decrease) in cash and cash equivalents	3,377	(5,354)
Cash and cash equivalents at beginning of period	626	7,381
Cash and cash equivalents at end of period	$4,003	$2,027

The accompanying notes are integral part of these unaudited condensed consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A. Organization and Business and Basis of Presentation

Aeolus Pharmaceuticals, Inc. is a San Diego-based biopharmaceutical company that is developing a new class of catalytic antioxidant compounds for diseases and disorders of the central nervous system, respiratory system, autoimmune system and oncology. The Company has reported positive safety results from a completed Phase I single dose study of its lead product, AEOL 10150, in patients diagnosed with amyotrophic lateral sclerosis (“ALS,” also commonly referred to as “Lou Gehrig’s disease”) and in September 2005, we launched a Phase I multiple dose study of AEOL 10150 in patients diagnosed with ALS. We expect to complete this study during the first quarter of fiscal year 2007. The safety data from these studies could be utilized to support subsequent efficacy studies of AEOL 10150 in ALS, as well as other indications for which the Company has developed preclinical efficacy data. In addition, the Company has launched the “Aeolus Pipeline Initiative” whereby the Company, in conjunction with a variety of academic collaborations, is focused on identifying between 1-2 compounds evaluated from six disease categories for potential entrance into human clinical evaluation in 2006. The Aeolus Pipeline Initiative is an internal development initiative focused on advancing several of the most promising catalytic antioxidant compounds from our proprietary library of 200 compounds. The initial therapeutic focus areas for the Aeolus Pipeline Initiative are: radiation therapy/protection and tumor therapy; Parkinson’s disease; Cystic Fibrosis; Chronic Obstructive Lung Disease; tumor suppression/bone marrow transplantation; and stroke. These therapeutic focus areas were selected based upon preliminary data developed using our catalytic antioxidant compounds.

The “Company” or “Aeolus” refers collectively to Aeolus Pharmaceuticals, Inc., a Delaware corporation (“Aeolus”), and its wholly owned subsidiary, Aeolus Sciences, Inc., a Delaware corporation. As of June 30, 2006, Aeolus also owned a 35.0% interest in CPEC LLC, a Delaware limited liability company (“CPEC”). The Company’s primary operations are located in San Diego, California.

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

B. Liquidity

The Company has incurred significant losses from operations of $4,156,000 and $6,937,000, and cash outflows from operations of $4,147,000 and $6,842,000, for the nine months ended June 30, 2006 and for the fiscal year ended September 30, 2005, respectively. The Company expects to incur additional losses and negative cash flow from operations during the remainder of fiscal year 2006 and for several more years.

Management believes the Company has adequate financial resources to conduct operations through the third quarter of fiscal year 2007. This raises substantial doubt about our ability to continue as a going concern, which will be dependent on our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing and, ultimately, to achieve operating profit.

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

If the Company is unable to obtain additional financing to fund operations beyond the third quarter of fiscal year 2007, it will need to eliminate some or all of its activities, merge with another company, sell some or all of its assets to another company, or cease operations entirely. There can be no assurance that the Company will be able to obtain additional financing on favorable terms or at all, or that the Company will be able to merge with another Company or sell any or all of its assets.

C. Net Loss Per Common Share

The Company computes basic net loss per weighted average share attributable to common stockholders using the weighted average number of shares of common stock outstanding during the period. The Company computes diluted net loss per weighted average share attributable to common stockholders using the weighted average number of shares of common and dilutive potential common shares outstanding during the period. Diluted weighted average common shares excluded incremental shares of approximately 18,971,000 as of June 30, 2006 issuable upon the exercise or conversion of stock options to purchase common stock, convertible preferred stock, convertible debt and warrants to purchase common stock. These shares were excluded due to their antidilutive effect as a result of the Company’s net losses.

D. Shareholder’s Equity (Deficit)

Common Stock

On June 5, 2006, Aeolus Pharmaceuticals, Inc. entered into a Subscription Agreement (the “Subscription Agreement”) with certain accredited investors (the “Investors”) pursuant to which the Company sold to the Investors an aggregate of 10,000,000 shares of the Company’s Common Stock (the “Shares”) at a purchase price of $0.50 per share for aggregate gross proceeds of $5,000,000, issued to the Investors warrants (the “Investor Warrants”) to purchase up to an aggregate of 7,000,000 shares of common stock of the Company with an exercise price of $0.75 per share and issued to Efficacy Biotech Master Fund Ltd. a warrant (the “Efficacy Warrant”) to purchase up to an aggregate of 4,000,000 shares of common stock of the Company with an exercise price of $0.50 per share (the "Financing"). The Investor Warrants are exercisable until June 5, 2011 and may be exercised by the holder only pursuant to a cash payment. The Efficacy Warrant is exercisable until June 5, 2007 and may be exercised by the holder only pursuant to a cash payment.

The aggregate net proceeds to the Company from the Financing, after deducting for expenses, were approximately $4,754,000. The Company intends to use the net proceeds from the Financing to finance the clinical development of AEOL 10150 and to fund ongoing operations of the Company.

The fair value of the warrants on June 5, 2006 was estimated to be $4,716,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; risk free interest rate of 5.0%; expected volatility of 120% for the Investor Warrant and 124% for Efficacy Warrant; and an expected life of five years for the Investor Warrants and one year for the Efficacy Warrant. The proceeds from the private placement were first allocated to the fair value of the warrants and the remaining proceeds were attributed to the value of the common stock.

Pursuant to the terms of the Subscription Agreement, the Company filed a registration statement which was declared effective on July 31, 2006. The subscription agreement further provides that if a registration statement is not filed, declared effective within specified time periods or its effectiveness maintained, the Company would be required to pay each holder an amount in cash, as liquidated damages, equal to 1.0% per month of the aggregate purchase price paid by such holder in the private placement for the common stock and warrants then held. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock,” and the terms of the warrants and the transaction documents, at the closing date, June 5, 2006, the fair value of the warrants issued in the private placement were accounted for as a liability. The warrant liability was reclassified to equity when the Securities and Exchange Commission declared the registration statement effective. From June 5, 2006 to July 31, 2006, the date in which a registration statement registering the shares underlying the warrants was declared effective, the warrant liability was revalued at each balance sheet date and changes in fair value were charged to the statement of operations. Between June 5, 2006 and June 30, 2006, the fair value of the warrant increased by $2,111,000 which was charged to the statement of operations. The warrant liability and revaluations have not and will not have any impact on the Company’s working capital, liquidity, or business operations.

Warrants

In connection with the Private Placement in November, Aeolus issued warrants to purchase 2,500,000 shares at an exercise price of $1.00 per share. In accordance with the terms of the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, the conversion price of the Company’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”) and the exercise price of the warrants previously issued to the Series A Preferred Stock holders in November 2005 were each automatically reduced to $0.50 per share, the purchase price of the common stock issued in the Financing. As a result of the change in the exercise price, these warrants were revalued resulting in an increase in the value of $105,000 which was charged to the statement of operations.

As of June 30, 2006, warrants to purchase 15,957,402 whole shares of common stock were outstanding. Details of the warrants for common stock outstanding at June 30, 2006 were as follows:

Number of Shares	Exercise Price	Expiration Date
4,000,000	$0.50	June 2007
50,000	$0.50	May 2011
2,500,000	$0.50	November 2010
7,000,000	$0.75	June 2011
50,000	$1.00	May 2011
35,000	$1.00	July 2008
50,000	$1.50	May 2011
50,000	$2.00	May 2011
50,000	$2.50	May 2011
410,400	$2.50	April 2009
1,641,600	$4.00	April 2009
1,860	$16.125	August 2006
1,759	$19.90	October 2008
106,783	$20.25	August 2006
10,000	$20.25	October 2006
15,957,402

E. Series A Convertible Preferred Stock

On November 21, 2005, the Company completed a private placement whereby the Company issued to certain accredited investors an aggregate of 1,250,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) at a stated price of $2.00 per share and warrants to purchase up to an aggregate of 2,500,000 shares of common stock at an exercise price of $1.00 per share and a five year term resulting in net proceeds of $2,413,000. The Series A Preferred Stock accrued dividends at the rate of 6% of the stated price annually, which were paid in our common stock and was accreted to earnings available to common stockholders on a quarterly basis. Each convertible preferred share was convertible into two shares of our common stock which was subsequently increased to four shares of our common stock and had a liquidation preference of $3.00 per share. The warrants contain a “cashless exercise” feature that allows the holders, under certain circumstances, to exercise the warrants without making a cash payment to the Company.

The fair value of the warrants on November 21, 2005 was estimated to be $2,146,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 112% risk free interest rate of 4.4%; and an expected life of five years. The proceeds from the private placement were first allocated to the fair value of the warrants and the remaining proceeds were attributed to the value of the preferred stock, resulting in a carrying value of the Series A Preferred Stock of $354,000. The carrying value of the Series A Preferred Stock was not accreted to its redemption value as the occurrence of the redemption event was not considered probable.

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

In connection with the June 5, 2006 financing (see Note D), all outstanding shares of the Series A Preferred Stock were converted into an aggregate of 5,000,000 shares of common stock. In addition, the exercise price of the warrants to purchase up to an aggregate of 2,500,000 shares of common stock issued in the November 2005 financing were lowered from $1.00 per share to $0.50 per share in accordance with the terms of the warrants.

F. Stock-Based Compensation

Below is a summary of Aeolus stock option activity during the nine-month period ended June 30, 2006:

	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2005	2,394,091	$4.05
Granted	180,641	$0.87
Exercised	(41,666)	$1.00
Forfeited	(16,281)	$13.23
Outstanding at June 30, 2006 (unaudited)	2,516,785	$3.81
Exercisable at June 30, 2006 (unaudited)	2,466,917	$3.87
For the nine months ended June 30, 2006 and 2005, all stock options were issued with an exercise price at or above the fair market value of the Company’s common stock on the date of grant.

Beginning October 1, 2005, the Company adopted Statement of Financial Accounting Standa    rds (“SFAS”) No. 123(R), “Share-Based Payments” (“SFAS No. 123(R)”) on a modified prospective transition method to account for its employee stock options. Under the modified prospective transition method, fair value of new and previously granted but unvested equity awards are recognized as compensation expense in the statement of operations, and prior period results are not restated. As a result of the adoption, the Company’s loss from continuing operations increased by $101,000 for the nine months ended June 30, 2006.

For the nine months ended June 30, 2006, stock-based compensation expense recognized in the statement of operations is as follows (in thousands):

Research and development expenses	$31
General and administrative expenses	191
Total stock-based compensation expense	$222

The total deferred compensation expense for outstanding stock options was $31,000 as of June 30, 2006, which will be recognized over the next three months. The fair value of the options associated with the above compensation expense for the nine months ended June 30, 2006, was determined at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Dividend yield	0%
Expected volatility	187 - 190%
Risk-free interest rate	4.4% - 5.2%
Expected option life	10 years

If the Company had accounted for stock-based compensation plans using the fair value based accounting method described by SFAS No. 123 for the periods prior to October 1, 2005, the Company’s net loss per common share-basic and diluted for the three and nine months ended June 30, 2005, would have approximated the following (in thousands, except per share data):

	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2005

Net loss attributable to common stockholders as reported	$(1,636)	$(5,253)
Pro forma adjustment for stock-based compensation	(111)	(400)
Pro forma net loss attributable to common stockholders	$(1,747)	$(5,653)

Basic and diluted net loss per weighted share attributable
to common stockholders:
As reported	$(0.12)	$(0.38)
Pro forma - adjusted for stock-based compensation	$(0.13)	$(0.40)

The fair value of each option grant for employees and consultants was estimated on the date of the grant using the Black-Scholes option valuation model with the following weighted-average assumptions used for grants for the nine months ended June 30, 2005:

Dividend yield	0%
Expected volatility	195%
Risk-free interest rate	2.9% - 4.3%
Expected option life (in years from vesting)	3 years

G. CPEC LLC

The Company uses the equity method to account for its 35.0% ownership interest in CPEC. During fiscal 2003, CPEC licensed bucindolol, a drug previously under development by the Company for the treatment of heart failure, to ARCA Discovery, Inc. in return for possible future royalty and milestone payments. During the three months ended March 31, 2006, CPEC agreed to modify the license agreement between CPEC and ARCA Discovery, Inc. and received 400,000 shares of ARCA Discovery, Inc. common stock as consideration for the amendment. In addition, during the three months ended March 31, 2006, CPEC received a milestone payment of $1,000,000 as a result of ARCA Discovery, Inc. completing a financing. During the three months ended June 30, 2006, CPEC declared and paid a dividend of which the Company received $315,000. CPEC had $360,000 of net assets at June 30, 2006.

H. Commitments and Contingencies

In December 1999, the Company sold its anti-infectives division (“IRL”) to a private pharmaceutical company. The Company remains contingently liable through May 2007 for a lease obligation of approximately $891,000 assumed by the purchaser on the former IRL facility in Cranbury, New Jersey. No amounts are recorded in the accompanying financial statements for this contingent liability.

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

Operations Summary

We are developing a series of catalytic antioxidant molecules to protect against the damaging effects of reactive oxygen derived molecules, commonly referred to as free radicals. Free radicals cause damage in a broad group of diseases and conditions. Our initial target applications will be the use of our catalytic antioxidants for amyotrophic lateral sclerosis, also known as “ALS” or “Lou Gehrig’s disease,” stroke, Parkinson’s disease and cancer radiation therapy. We have reported positive safety results from a completed Phase I single dose study of AEOL 10150 in patients diagnosed with ALS. In addition, in September 2005, we launched a Phase I multiple dose study of AEOL 10150 in patients diagnosed with ALS. We expect to complete this study during the first quarter of fiscal year 2007. The safety data from these studies could be utilized to support subsequent efficacy studies of AEOL 10150 in ALS, as well as other indications for which the Company has developed preclinical efficacy data.

We do not have any revenue, other than grant income, and therefore we must rely on public or private equity offerings, debt financings, collaboration arrangements or grants to finance our operations.

Need for Additional Funds

We believe we have adequate financial resources to fund our operations through the third quarter of fiscal year 2007, but in order to fund on-going operating cash requirements beyond the third quarter of fiscal year 2007, or to accelerate or expand our programs, we will need to raise significant additional funds. Our need for additional financing is discussed under “Liquidity and Capital Resources.”

Results of Operations

Three months ended June 30, 2006 versus three months ended June 30, 2005

We had net losses attributable to common stockholders of $3,178,000 for the three months ended June 30, 2006, versus net losses attributable to common stockholders of $1,636,000 for the three months ended June 30, 2005.

In August 2003, we were awarded a $100,000 Small Business Innovation and Research (“SBIR”) Phase I grant from the National Cancer Institute, a division of the National Institutes of Health. In March 2004, we were awarded up to $375,000 for the first year of a SBIR Phase II grant and received approval for a second year of the Phase II grant program in January 2005. Pursuant to the grants, we are studying the antitumor and radiation-protective effects of our catalytic antioxidants. The study is a collaboration between us and the Department of Radiation Oncology at Duke University Medical Center. The grant ended in March 2006. We recognized zero and $121,000 of grant income during the three months ended June 30, 2006 and 2005, respectively.

Research and development (“R&D”) expenses decreased $430,000, or 51%, to $419,000 for the three months ended June 30, 2006 from $849,000 for the three months ended June 30, 2005. Research and development activities were limited during the three months ended June 30, 2006 due to our limited financial resources and as we analyzed the results of our ongoing Phase I multiple dose clinical trial for the treatment of ALS. During the three months ended June 30, 2005, our primary operational focus and R&D spending was on preclinical pharmacology and toxicology tests on our lead compound, AEOL 10150, and our Phase I single dose clinical trial for the treatment of ALS. This change in focus resulted in a lower level of clinical trial expenses during the three months ended June 30, 2006 compared to the three months ended June 30, 2005. Occupancy costs also decreased by $68,000 during the three months ended June 30, 2006 compared to the three months ended June 30, 2005 as we did not occupy the lab space during the current quarter.

General and administrative (“G&A”) expenses decreased $374,000, or 42%, to $524,000 for the three months ended June 30, 2006 from $898,000 for the three months ended June 30, 2005. During the three months ended June 30, 2005, we incurred $219,000 of severance expenses as we did not renew the employment contract with our former Chief Financial Officer. G&A expenses were lower during the three months ended June 30, 2006 versus June 30, 2005 due to a lower amount of amortization expense related to the accelerated vesting of stock options following a change in the board of directors in 2004 (zero during the three months ended June 30, 2006 versus $271,000 during the three months ended June 30, 2005). These lower expenses were offset by increased consulting expenses ($97,000) as the Company shifted its administration activities performed by employees during the three months ended June 30, 2005 whereas we outsourced these activities during the current quarter.

Effective October 1, 2005, we adopted SFAS No. 123(R). SFAS No. 123(R) required that we recognize the fair value of equity awards granted to our employees as compensation expense in the income statement over the requisite service period. For the three months ended June 30, 2006, we recognized $33,000 in employee stock-based compensation expense as a result of the adoption of SFAS No. 123(R), which is included in G&A expenses. Additionally, we recognized $33,000 of stock-based compensation charges associated with stock option grants to consultants.

In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock,” and the terms of the warrants and the transaction documents, at the closing date, June 5, 2006, the fair value of the warrants issued in the Common Stock private placement were accounted for as a liability until such date in which a registration statement registering the shares underlying the warrants was declared effective. The warrant liability was revalued at each balance sheet date and changes in fair value were charged to the statement of operations. During the period from June 5, 2006 to June 30, 2006, the fair value of the warrant increased by $2,111,000 which was charged to the statement of operations. The warrant liability and revaluations have not and will not have any impact on the Company’s working capital, liquidity, or business operations.

In connection with the Private Placement in June 2006, we were required to reduce the exercise price of warrants to purchase 2,500,000 shares from $1.00 per share to $0.50 per share, the purchase price of the common stock issued in the Financing. As a result of the change in the exercise price, these warrants were revalued resulting in an increase in their value of $105,000 which was charged to the statement of operations.

Nine months ended June 30, 2006 versus nine months ended June 30, 2005

We had net losses attributable to common stockholders of $5,595,000 for the nine months ended June 30, 2006, versus net losses attributable to common stockholders of $5,253,000 for the nine months ended June 30, 2005.

We recognized $92,000 and $236,000 of grant income during the nine months ended June 30, 2006 and 2005, respectively from our SBIR grant from the National Cancer Institute. We do not expect to earn further grant revenues for the remainder of fiscal year 2006 as work under our SBIR grant has been completed.

Research and development (“R&D”) expenses decreased $944,000, or 26%, to $2,677,000 for the nine months ended June 30, 2006 from $3,621,000 for the nine months ended June 30, 2005. Our primary operational focus and R&D spending during the nine months ended June 30, 2006 was on conducting our Phase I multiple dose clinical trial for the treatment of ALS and the advancement of the Aeolus Pipeline Initiative, while our primary operational focus and R&D spending during the nine months ended June 30, 2005 was on preclinical pharmacology and toxicology tests on our lead compound, AEOL 10150, and the launch of our Phase I single dose clinical trial for the treatment of ALS. Clinical trial expenses for the nine months ended June 30, 2006 was $908,000 compared to $1,154,000 during the nine months ended June 30, 2005. Preclinical expenses primarily related to the Aeolus Pipeline Initiative for the nine months ended June 30, 2006 were $491,000, whereas preclinical expenses related to pharmacology and toxicology testing of AEOL 10150 during the nine months ended June 30, 2005 were $1,286,000. Offsetting these declines were increased patent fees ($422,000) as a result of some of our patents entering the international validation phase.

R&D expenses for our antioxidant program have totaled $31,350,000 from inception through June 30, 2006. Because of the uncertainty of our research and development and clinical studies, we are unable to predict the level of spending and the anticipated program completion date, if any. However, we expect that R&D expenses during the remainder of fiscal year 2006 will be higher than those incurred in the quarter ended June 30, 2006 as we continue the clinical development of AEOL 10150 and expand our pre-clinical testing activities to further the development of other compounds in our pipeline.

General and administrative (“G&A”) expenses decreased $280,000, or 15%, to $1,571,000 for the nine months ended June 30, 2006 from $1,851,000 for the nine months ended June 30, 2005. G&A expenses were lower during the nine months ended June 30, 2006 versus the nine months ended June 30, 2005 due to a decline in employment costs and rent expenses offset by a higher level of consulting, legal and accounting fees. During the nine months ended June 30, 2006, the Company’s administration and accounting activities were outsourced while during the same period in 2005, employees performed these functions resulting in a higher level of consulting fees ($244,000) and a lower level of employment costs ($270,000) during the nine months ended June 30, 2006. Legal and accounting fees increased $141,000 during the nine months ended June 30, 2006 as a result of the Company’s increased regulatory compliance responsibilities. Rental expenses decreased by $97,000 during the nine months ended June 30, 2006 when compared to the same period last year as the Company closed its administrative offices in August 2005 and outsourced all of its administration functions, as a result of which we did not incur any rental expense during the nine months ended June 30, 2006. Also, during the three months ended June 30, 2006, we incurred $219,000 of severance expenses as we did not renew the employment contract with our former Chief Financial Officer.

Effective October 1, 2005, we adopted SFAS No. 123(R). SFAS No. 123(R) required that we recognize the fair value of equity awards granted to our employees as compensation expense in the income statement over the requisite service period. For the nine months ended June 30, 2006, we recognized $101,000 in employee stock-based compensation expense as a result of the adoption of SFAS No. 123(R), which is included in G&A expenses. Additionally, we recognized $121,000 of stock-based compensation charges associated with stock option grants to consultants.

During the nine months ended June 30, 2006, CPEC LLC, received a milestone payment and equity consideration from ARCA Discovery, Inc., a privately held cardiovascular-focused company (“ARCA”). In 2003, CPEC LLC (“CPEC”), of which we own 35%, out-licensed all rights to a potential therapeutic compound referred to as “bucindolol” to ARCA. During the three months ended March 31, 2006, CPEC agreed to modify the license agreement between CPEC and ARCA and received 400,000 shares of ARCA common stock as consideration for the amendment. In addition, during the nine months ended June 30, 2006, CPEC received a milestone payment of $1,000,000 as a result of ARCA completing a financing. We recorded $433,000 of income during the nine months ended June 30, 2006 as a result of our equity ownership of CPEC LLC.

In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock,” and the terms of the warrants and the transaction documents in our November 2005 and June 2006 financings, at the closing dates, November 21, 2005 and June 5, 2006, the fair value of the warrants issued in the financings were initially accounted for as liabilities until such date in which a registration statement registering the shares underlying the warrants were declared effective. The warrant liabilities were revalued at each balance sheet date until the EITF 00-19 equity classification requirements were satisfied and changes in fair value were charged to the statement of operations. Between November 21, 2005 and March 31, 2006, the fair value of the November 2005 warrants decreased by $401,000 which was credited to the statement of operations. On March 1, 2006, the Securities and Exchange Commission declared the registration statement registering the shares underlying the warrants in the November 2005 financing effective and accordingly the warrant liability was reclassified to additional paid in capital. During the period from June 5, 2006 to June 30, 2006, the fair value of the warrant increased by $2,111,000 which was charged to the statement of operations. The warrant liability and revaluations have not and will not have any impact on the Company’s working capital, liquidity, or business operations.

In connection with the Private Placement in June 2006, we were required to reduce the exercise price of warrants to purchase 2,500,000 shares from $1.00 per share to $0.50 per share, the purchase price of the common stock issued in the Financing. As a result of the change in the exercise price, these warrants were revalued resulting in an increase in their value of $105,000 which was charged to the statement of operations.

Liquidity and Capital Resources

We do not have any revenue, other than grant income, and therefore we rely on investors, grants, collaborations and licensing of our compounds to finance our operations. At June 30, 2006, we had $4,003,000 of cash, an increase of $3,377,000 from September 30, 2005. The increase in cash was primarily due to combined net proceeds of $7,167,000 from the sale of the Series A Convertible Preferred Stock and common stock in November 2005 and June 2006 offset by the $4,156,000 loss from operations for the nine months ended June 30, 2006. We believe we have adequate financial resources to conduct operations through the third quarter of fiscal year 2007, but in order to fund on-going operating cash requirements beyond that point, or to further accelerate or expand our programs, we need to raise significant additional funds.

We incurred significant losses from operations of $4,156,000 and $6,937,000, and cash outflows from operations of $4,147,000 and $6,842,000, for the nine months ended June 30, 2006 and for the fiscal year ended September 30, 2005, respectively. Our ongoing future cash requirements will depend on numerous factors, particularly the progress of our catalytic antioxidant program and clinical trials and our ability to negotiate and complete collaborative agreements or out-licensing arrangements. In order to help fund our on-going operating cash requirements, we intend to seek new collaborations for our antioxidant research program that include initial cash payments and on-going research support. In addition, we might sell additional shares of our stock and explore other strategic and financial alternatives, including a merger with another company, the sale of stock, the establishment of new collaborations for current research programs, that include initial cash payments and ongoing research support and the out-licensing of our compounds for development by a third party.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk is presently limited to the interest rate sensitivity of our cash and cash equivalents, which is affected by changes in the general level of U.S. interest rates. However, we believe that we are not subject to any material market risk exposure and do not expect that changes in interest rates would have a material effect upon our financial position. A hypothetical 10% change in interest rates would not have a material effect on our Statement of Operations or Cash Flows for the nine months ended June 30, 2006. We do not have any foreign currency or other derivative financial instruments. Our debt bears interest at a fixed rate.

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

None.

ITEM 1A. Risk Factors.

None.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following list sets forth information regarding all unregistered securities sold by the registrant since April 1, 2006.

(1)  On June 5, 2006, the registrant sold and issued to accredited investors an aggregate of 10,000,000 shares of its Common Stock at a purchase price of $0.50 per share, warrants to purchase up to an aggregate of 7,000,000 shares of common stock with an exercise price of $0.75 per share and warrants to purchase up to an aggregate of 4,000,000 shares of common stock with an exercise price of $0.50 per share, generating aggregate proceeds of $5,000,000. This transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

(2)  On May 24, 2006, the registrant issued to accredited investors a warrant to purchase up to an aggregate of 50,000 shares of common stock with an exercise price of $0.50 per share, a warrant to purchase up to an aggregate of 50,000 shares of common stock with an exercise price of $1.00 per share, a warrant to purchase up to an aggregate of 50,000 shares of common stock with an exercise price of $1.50 per share, a warrant to purchase up to an aggregate of 50,000 shares of common stock with an exercise price of $2.00 per share, a warrant to purchase up to an aggregate of 50,000 shares of common stock with an exercise price of $2.50 per share in accordance with the terms of a consulting agreement. This transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

(3)  On May 22, 2006, the registrant issued to an accredited investor 25,000 shares of its Common Stock in accordance with the terms of a licensing agreement. This transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.  Defaults Upon Senior Securities.

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

None.

ITEM 5.  Other Information.

None.

ITEM 6. Exhibits

Exhibit #	Description
10.1

Subscription Agreement dated June 5, 2006 by and between the Company and the investors whose names appear on the signature pages thereof (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed dated June 6, 2006).

10.2

Conversion Agreement dated June 5, 2006 by and among the Company, the Company’s Series A Preferred Stockholders, Efficacy Biotech Master Fund Ltd. and Ronin Capital, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed dated June 6, 2006).

10.3	Form of Warrant to Purchase Common Stock dated June 5, 2006 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed dated June 6, 2006).
10.4

Warrant to Purchase Common Stock dated June 5, 2006.by and among the Company and Efficacy Biotech Master Fund Ltd (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed dated June 6, 2006).

10.5

Right of First Offer Agreement dated June 5, 2006 by and among the Company and Efficacy Biotech Master Fund Ltd (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed dated June 6, 2006).

10.6	Board Observer Letter dated June 5, 2006 by and among the Company and Efficacy Biotech Master Fund Ltd (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K filed dated June 6, 2006).
10.7	Employment Agreement dated July 14, 2006 between Aeolus Pharmaceuticals, Inc. and John L. McManus (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed dated July 14, 2006).
10.8

Consulting Agreement dated July 10, 2006 between Aeolus Pharmaceuticals, Inc. and McManus & Company, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed dated June 14, 2006).

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEOLUS PHARMACEUTICALS, INC.

Date: August 11, 2006	By:	/s/ John L. McManus
John L. McManus President and Chief Operating Officer (Principal Executive Officer)

Date: August 11, 2006	By:	/s/ Michael P. McManus
Michael P. McManus Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)