Form 10-K
period 2006-09-30
AEOLUS PHARMACEUTICALS, INC.
filed 2006-12-15
CIK 1261734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-K
______________
                (MARK ONE)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2006

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934
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

The aggregate market value of the voting common stock held by non-affiliates of the registrant based upon the average of the bid and asked price on the OTC Bulletin Board as of March 31, 2006, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $3,881,000. Shares of common stock held by each executive officer and director and by each other stockholder who owned 10% or more of the outstanding common stock as of such date have been excluded in that such stockholder might be deemed to be affiliates. This determination of affiliate status might not be conclusive for other purposes.

As of December 8, 2006, the registrant had outstanding 29,265,249 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A for the registrant’s 2007 Annual Meeting of Stockholders are incorporated herein by reference into Part III hereof.

AEOLUS PHARMACEUTICALS, INC.
ANNUAL REPORT ON FORM 10-K

PART I
NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that relate to future events or our future financial performance. You can identify forward-looking statements by terminology such as “may,” “might,” “will,” “could,” “should,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. Our actual results might differ materially from any forward-looking statement due to various risks, uncertainties and contingencies, including but not limited to those identified in Item 1A entitled “Risk Factors” beginning on page 17 of this report, as well as those discussed in our other filings with the Securities and Exchange Commission and the following:
·	our need for, and our ability to obtain, additional funds;
·	uncertainties relating to clinical trials and regulatory reviews and approvals;
·	our dependence on a limited number of therapeutic compounds;
·	the early stage of the product candidates we are developing;
·	the acceptance of any future products by physicians and patients;
·	competition with and dependence on collaborative partners;
·	loss of key consultants, management or scientific personnel;
·	our ability to obtain adequate intellectual property protection and to enforce these rights; and
·	our ability to avoid infringement of the intellectual property rights of others.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1. Business.

General

Aeolus Pharmaceuticals, Inc. (“we” or the “Company”), a Southern California-based biopharmaceutical company, is developing a new class of catalytic antioxidant compounds for diseases and disorders of the central nervous system, respiratory system, autoimmune system and oncology. Our initial target applications are for cancer radiation therapy and amyotrophic lateral sclerosis, also known as “ALS” or “Lou Gehrig’s disease.” We have reported positive safety results from two Phase I clinical trials of AEOL 10150, our lead drug candidate, with no serious adverse events noted. We plan on launching a Phase I/II clinical trial for AEOL 10150 as a protector of healthy normal cells in radiation therapy during the second half of fiscal year 2007. Further development of AEOL 10150 for the treatment of ALS, if any, will be dependent upon future specific financing for this development or a partnership.

We were incorporated in the State of Delaware in 1994. Our common stock trades on the OTC Bulletin Board under the symbol “AOLS.” Our principal executive offices are located at 23811 Inverness Place, Laguna Niguel, California 92677, and our phone number at that address is (949) 481-9825. Our website address is www.aeoluspharma.com. However, the information in, or that can be accessed through, our website is not part of this report. We also make available free of charge through our website our most recent annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

Aeolus’ Catalytic Antioxidant Program

The findings of research on natural antioxidant enzymes and antioxidant scavengers support the concept of antioxidants as a broad new class of pharmaceuticals if certain limitations noted below could be overcome. We established our research and development program to explore and exploit the therapeutic potential of small molecule catalytic antioxidants. We have achieved our initial research objectives and have begun to extend our preclinical accomplishments into our clinical trials.

Our catalytic antioxidant program is designed to:
·	Retain the catalytic mechanism and high antioxidant efficiency of the natural enzymes, and
·	Create and develop stable and small molecule antioxidants without the limitations of superoxide dismutases (“SOD”) so that they:
o	have broader antioxidant activity,
o	have better tissue penetration,
o	have a longer life in the body, and
o	are not proteins, which are more difficult and expensive to manufacture.

We have created a class of small molecules that consume free radicals catalytically; that is, these molecules are not themselves consumed in the reaction. Our class of compounds is a group of manganoporphyrins (an anti-oxidant containing manganese) that retain the benefits of antioxidant enzymes, are active in animal models of disease and, unlike the body’s own enzymes, have properties that make them suitable drug development candidates. Our most advanced compound, AEOL 10150, has shown efficacy in a variety of animal models, including ALS, stroke, radiation injury, pulmonary diseases, and diabetes. We filed an Investigational New Drug Application (“IND”) for AEOL 10150 in April 2004 and are currently performing clinical trials as more fully described below under the heading “AEOL 10150 Clinical Development Program.” For a more detailed description of antioxidants see the section below titled “Background on Antioxidants.”

AEOL 10150

Our lead drug candidate is AEOL 10150 and is the first in our class of catalytic antioxidant compounds to enter clinical evaluation. AEOL 10150 is a small molecule catalytic antioxidant that has shown the ability to scavenge a broad range of reactive oxygen species, or free radicals. As a catalytic antioxidant, AEOL 10150 mimics and thereby amplifies the body’s natural enzymatic systems for eliminating these damaging compounds. Because oxygen-derived free radicals are believed to have an important role in the pathogenesis of many diseases, we believe that Aeolus’ catalytic antioxidants and AEOL 10150 may have a broad range of potential therapeutic uses. In particular, our catalytic antioxidants have been shown to significantly reduce tissue damage in animal models of ALS, radiation therapy, stroke and chronic obstructive pulmonary disease for which we have focused on radiation therapy and ALS.

AEOL 10150 in Radiation Therapy

Cancer is the second leading cause of death by disease representing one out of every 4 deaths in the United States with an expected 565,000 Americans expected to die of cancer in 2006. In 2006, nearly 1.4 million new cancer cases are expected to be diagnosed in the United States. The National Institutes of Health (“NIH”) estimate overall costs of cancer in 2005 in the United States at $209.9 billion: $74 billion for direct medical costs, $17.5 billion for indirect morbidity costs and $118.4 billion for indirect mortality costs.

Combinations of surgery, chemotherapy and radiation treatments are the mainstay of modern cancer therapy. Success is often determined by the ability of patients to tolerate the most aggressive, and most effective, treatment regimens. Radiation therapy-induced toxicity remains a major factor which limits the ability to escalate radiation doses in the treatment of tumors. The ability to deliver optimal radiation therapy for treatment of tumors without injury to surrounding normal tissue has important implications in oncology because higher doses of radiation therapy may improve both local tumor control and patient survival. Advances in the tools of molecular and cellular biology have enabled researchers to develop a better understanding of the underlying mechanisms responsible for radiation therapy-induced normal tissue injury. For decades ionizing radiation has been known to increase production of free radicals, which is reflected by the accumulation of oxidatively damaged cellular macromolecules. As one example of radiation-induced damage to adjacent normal tissue, radiation therapy may injure pulmonary tissue either directly via generation of reactive oxygen species (“ROS”) or indirectly via the action on parenchymal and inflammatory cells through biological mediators such as transforming growth factor beta (TGF B) and pro-inflammatory cytokines. Since the discovery of SOD, it has become clear that these enzymes provide an essential line of defense against ROS. SODs and SOD mimics, such as AEOL 10150, act by catalyzing the degradation of superoxide radicals into oxygen and hydrogen peroxide. SODs are localized intra/extracellularly, are widely expressed throughout the body, and are important in maintenance of redox status (the balance between oxidation and reduction). Previous studies have demonstrated that treating irradiated animal models with SOD delivered by injection of the enzyme through liposome/viral-mediated gene therapy or insertion of human SOD gene can ameliorate radiation therapy-induced damage. For an illustrative example of the radiation therapy reaction see Figure 1 below.

    Figure 1 above shows the dual mechanism of action of radiation therapy and the application of AEOL 10150 to the process.

In vitro studies have demonstrated that AEOL 10150 reduces the formation of lipid peroxides and that it inactivates biologically important ROS molecules such as superoxide, hydrogen peroxide, and peroxynitrite. AEOL 10150 inactivates these ROS by one or two electron oxidation or reduction reactions in which the oxidation state of the manganese moiety in AEOL 10150 changes. AEOL 10150 is not consumed in the reaction and it continues to inactivate such ROS molecules as long as it is present at the target site.

A number of preclinical studies by Zjelko Vujaskovic, MD, PhD; Mitchell Anscher, MD, et al of Duke University. have demonstrated the efficacy of AEOL 10150 in radioprotection of normal tissue. Chronic administration of AEOL 10150 by continuous, subcutaneous infusion for 10 weeks has demonstrated a significant protective effect from radiation-induced lung injury in rats. Female Fisher 344 rats were randomly divided into four different dose groups (0, 1, 10 and 30 mg/kg/day of AEOL 10150), receiving either short (1 week) or long-term (10 weeks) drug administration via osmotic pumps. Animals received single dose radiation therapy of 28 Gray (“Gy”) to the right hemithorax. Breathing rates, body weights, histopathology and immunohistochemistry were used to assess lung damage. For the long term administration, functional determinants of lung damage 20 weeks post-radiation were significantly decreased by AEOL 10150. Lung histology at 20 weeks revealed a significant decrease in structural damage and fibrosis. Immunohistochemistry demonstrated a significant reduction in macrophage accumulation, collagen deposition and fibrosis, oxidative stress and hypoxia in animals receiving radiation therapy along with AEOL 10150. There were no significant differences between the irradiated controls, and the 3 groups receiving short-term administration of AEOL 10150 and single dose radiation therapy. Figure 2 below shows a semi-quantitative analyses of lung histology at 20 weeks which revealed a significant decrease in structural damage and its severity in animals receiving 10 and 30 mg/kg/day after radiation in comparison to radiation therapy along with placebo group or radiation therapy along with 1 mg/kg of AEOL 10150 (p = 0.01).
 Figure 2 above show that AEOL 10150 treatment decreases the severity of damage and increases the percentage of lung tissue with no damage from radiation therapy in a study by Zjelko Vujaskovic, MD, PhD; Mitchell Anscher, MD, et al of Duke University.

Two additional studies examining the effect of subcutaneous injections of AEOL 10150 on radiation-induced lung injury in rats have been completed. The compound was administered subcutaneously by a bid dosing regime (i.e. 2.5 mg/kg or 5.0 mg/kg) on the first day of radiation and daily for five consecutive weeks. Radiation was fractionated rather than single dose, with 40 Gy divided in five 8 Gy doses. Preliminary immunohistologic analyses of the lung tissue from these two studies showed a dose dependent decrease in the inflammatory response quantified by the number of activated macrophages or areas of cell damage.

These in vivo studies employing subcutaneous administration of AEOL 10150, either by continuous infusion via osmotic pump or bid injection, demonstrate that AEOL 10150 protects healthy lung tissue from radiation injury delivered either in a single dose or by fractionated radiation therapy doses. AEOL 10150 mediates its protective effect(s) by inhibiting a number of events in the inflammatory cascade induced by radiation damage. Additional in vivo studies have been performed that provide support for manganoporphyrin antioxidant protection of lung tissue from radiation. Treatment with a related manganoporphyrin compound, AEOL 10113 significantly improved pulmonary function, decreased histopathologic markers of lung fibrosis, decreased collagen (hydroxyproline) content, plasma levels of the profibrogenic cytokine, transforming growth factor beta (TGF-β) and, as demonstrated by immunohistochemistry of lung tissue, collagen deposition and TGF- β.

An important consideration for the use of an antioxidant in radioprotection of normal adjacent tissue is the potential interference with the efficacy of tumor radiotherapy. A number of preclinical in vivo studies have addressed this issue and have demonstrated that AEOL 10150 does not negatively affect tumor radiotherapy.

In one study (Vujaskovic, et al. of Duke University), human prostate tumors (PC3) grown in nude mice to substantial size were fraction irradiated with 5 Gy per day for 3 days for a total of 15 Gy. AEOL 10150 at 7.5 mg/kg/bid was administered subcutaneously on the first day of radiation and continued for either of two time courses: when tumor volume reached 5 times the initial volume or for twenty days. The receding tumor volume curves for irradiation only and for irradiation plus AEOL 10150 were super-imposable. Therefore AEOL 10150 did not interfere with the radiation effect on xenogenic prostate tumor.

Figure 3. Relative tumor volumes of human prostate tumor implants in nude mice: Implants of well-vascularized PC3 tumors were grown to substantial size prior to receiving fractionated radiation (5 Gy daily for three days). AEOL 10150 (7.5 mg/kg/bid) was administered subcutaneously commencing on the first day of irradiation and continued for 20 days. Other groups of mice received either no irradiation, irradiation only or AEOL 10150 without irradiation.

In another study of prostate cancer tumors (Gridley, et al of Loma Linda University), mouse prostate cancer cell line RM-9 was injected subcutaneously into C57/Bl6 mice, followed by up to 16 days of AEOL 10150 delivered intraperitonealy at 6 mg/kg/day. On day seven, a single non-fractionated dose of radiation (10 Gy) was delivered. Therefore, the mice received compound for seven days prior to radiation. The results of this study demonstrated that AEOL 10150 does not protect the prostate tumor against radiation and in fact AEOL 10150 showed a trend towards increasing the effectiveness of the radiation treatment. The primary effect appears to be in down-regulation of radiation induced HIF-1 expression and VEGF and up-regulation of IL-4. Thus, AEOL 10150, through its down-regulation of VEGF, may inhibit formation of blood vessels (i.e. angiogenisis) required for tumor regrowth and protects normal tissues from damage induced by radiation and chemotherapy.

Figure 4 above measures tumor volume against time after implantation of RM-9 tumor cells and shows that AEOL 10150 treatment resulted in inhibition of tumor re-growth in a study performed by Dr. Gridley of Loma Linda University. Daily intraperitoneal injections of AEOL 10150 were initiated on day 1. At 12 days, approximately one half of each tumor-bearing group and control mice with no tumor were euthanized for in vitro analyses; remaining mice/group were followed for tumor growth and euthanized individually when maximum allowed tumor volume was attained. Each point represents the mean +/- standard error of the mean. Two-way analysis of the variance for days 8 to 14 revealed that group and time had highly significant main effects (Ps<0.001) and a group x time interaction was noted (P<0.001).

Figure 5 above shows the HIF-1 Expression in prostrate tumors and the impact of the treatment of AEOL 10150 in a study by Dr. Gridley of Loma Linda University.

In summary, the data obtained in these preclinical studies suggest that the post irradiation long term delivery of AEOL 10150 may be protective against radiation-induced lung injury, as assessed by histopathology and immunohistochemistry. Oxidative stress, inflammation and hypoxia, which play important roles in the pathogenesis of radiation mediated fibrosis, were also shown to be reduced in animals treated with higher doses of AEOL 10150. Studies have also shown that AEOL 10150 does not adversely effect tumor response to radiation therapy. Thus, treatment with AEOL 10150 does not significantly protect tumors from the cell killing effects of radiation therapy. This combined with other studies that have shown that AEOL 10150 significantly prevents radiation induced normal tissue injury suggests that AEOL 10150 has the potential to achieve normal tissue protection without protection of tumor tissue.

AEOL 10150 in ALS

ALS, commonly referred to as “Lou Gehrig’s disease,” the most common motor neuron disease, results from progressive degeneration of both upper and lower motor neurons. According to the ALS Association (“ALSA”), the incidence of ALS is two per 100,000 people. ALS occurs more often in men than women, with typical onset between 40 and 70 years of age. ALS is a progressive disease and approximately 80% of ALS patients die within five years of diagnosis, with only 10% living more than 10 years. The average life expectancy is two to five years after diagnosis, with death from respiratory and/or bulbar muscle failure. The International Alliance of ALS/MND Associations reports there are over 350,000 patients with ALS/MND worldwide and 120,000 cases diagnosed each year worldwide. In the United States, ALSA reports that there are approximately 30,000 patients with ALS with 5,600 new patients diagnosed each year.

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

John P. Crow, Ph.D., and his colleagues at the University of Alabama at Birmingham tested AEOL 10150 in an animal model of ALS (SOD1 mutant G93A transgenic mice). The experiments conducted by Dr. Crow (now at the University of Arkansas College of Medicine) were designed to be clinically relevant by beginning treatment only after the onset of symptoms in the animals is observed.

Twenty-four confirmed transgenic mice were alternately assigned to either a control group or AEOL 10150-treatment on the day of symptom onset, which was defined as a noticeable hind-limb weakness. Treatment began on the day of symptom onset. The initial dose of AEOL 10150 was 5 mg/kg, with continued treatment at a dose of 2.5 mg/kg once a day until death or near death.

Treatment	Age at Symptom onset mean days + SD(range)	Survival Interval mean days + SD(range)	P-value Log-rank (v. control)	P-value Wilcoxon (v. control)

Control	104.8 + 1.43	12.8 + 0.79
	(100-112)	(9-16)
AEOL 10150	106.1 + 1.5	32.2 + 2.73
	(100-115)	(15-46)	< 0.0001	0.0002

Table 1. Effect of AEOL 10150 on survival of G93A transgenic mice

Figure 6.

Table 1 and Figure 6 above show that AEOL 10150 treatment resulted in a greater than 2.5 times mean survival interval, compared to control. AEOL 10150-treated mice were observed to remain mildly disabled until a day or two before death. In contrast, control mice experienced increased disability daily.

Dr. Crow has repeated the ALS preclinical experiment a total of four times, in each case with similar results. The efficacy of AEOL 10150 in the G93A mouse model of ALS has also been evaluated by two additional laboratories. One of these laboratories verified an effect of AEOL 10150 in prolonging survival of the G93A mouse, while no beneficial effect of the drug was identified in the other laboratory.

In November 2003, the U.S. Food and Drug Administration (the “FDA”) granted orphan drug designation for our ALS drug candidate. Orphan drug designation qualifies a product for possible funding to support clinical trials, study design assistance from the FDA during development and for financial incentives, including seven years of marketing exclusivity upon FDA approval.

AEOL 10150 Clinical Development Program

AEOL 10150 has been thoroughly tested for safety, tolerability and pharmacokinetics with no serious or clinically significant adverse effects observed. As of November 30, 2006, 37 patients had received AEOL 10150 in two clinical trials designed to test the safety and tolerability of the drug candidate.

In September 2005, we completed a multi-center, double-blind, randomized, placebo-controlled, Phase I clinical trial. This escalating single dose study was conducted to evaluate the safety, tolerability and pharmacokinetics of AEOL 10150 administered by twice daily subcutaneous injections in patients with ALS.

In the Phase Ia study, 4-5 patients diagnosed with ALS were placed in a dosage cohort (3 or 4 receiving AEOL 10150 and 1 receiving placebo). Each dose cohort was evaluated at a separate clinical center. In total, seven separate cohorts were evaluated in the study, and 25 ALS patients received AEOL 10150. Based upon an analysis of the data, it was concluded that single doses of AEOL 10150 ranging from 3 mg to 75 mg were safe and well tolerated. In addition, no serious or clinically significant adverse clinical events were reported, nor were there any significant laboratory abnormalities. Based upon extensive cardiovascular monitoring (i.e., frequent electrocardiograms and continuous Holter recordings for up to 48 hours following dosing), there were no compound-related cardiovascular abnormalities.

Following administration of single doses of AEOL 10150 (3, 12, 30, 45, 60 and 75 mg), pharmacokinetic analysis demonstrated plasma area under the curve (AUC) values ranging from 354 ng•hr/mL in the 3 mg group to 12,167 ng•hr/mL in the 75 mg group. Correspondingly, Cmax ranged from 114.8 ng/mL to 1584 ng/mL, and Tmax ranged from 1 to 2 hours in these same groups. The mean half-life of AEOL 10150 ranged from 2.6 (3 mg cohort) to 6.4 hours (75 mg cohort). Linear dose response and dose proportionality were documented. The Cmax measures peak concentration of a drug in plasma. The Tmax measures the time to the peak plasma concentration noted (i.e. Cmax). A summary of these results is provided in table form below.

Pharmacokinetic Parameters for AEOL 10150: Result Summary, Phase Ia Single Dose Evaluation

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

In October 2006, we completed a multi-center, double-blind, randomized, placebo-controlled, Phase Ib clinical trial. This multiple dose study was conducted to evaluate the safety, tolerability and pharmacokinetics of AEOL 10150 administered by subcutaneous injection and infusion pump in patients with ALS. Under the multiple dose protocol, three groups of six ALS patients (four receiving AEOL 10150 and two receiving placebo) were enrolled, based upon patients who meet the El Escorial criteria for Clinically Definite ALS, Clinically Probable ALS, Clinically Probable-Laboratory Supported ALS, or Definite Familial-Laboratory Supported ALS (i.e., Clinically Possible ALS with an identified SOD gene mutation).

The first two cohorts of the Phase Ib multiple dose study received a fixed daily dose of AEOL 10150 twice a day by subcutaneous injection. In the first cohort, each patient received twice daily subcutaneous injections of 40 mg of AEOL 10150 or placebo, for six consecutive days, followed by a single subcutaneous injection on the seventh day, for a total of 13 injections. In the second cohort, each patient received twice daily subcutaneous injections of 60 mg of AEOL 10150 or placebo, for six consecutive days, followed by a single subcutaneous injection on the seventh day, for a total of 13 injections.

In contrast, the third cohort received a weight adjusted dose (i.e. mg per kilogram of body weight per day) delivered subcutaneously over twenty four hours by continuous infusion pump. In the third cohort, each patient received AEOL 10150 via continuous infusion pump for six and one half consecutive days for a total of 2.0 mg per patient kilogram per day. Each patient in all three cohorts completed the study and follow-up evaluation at 14 days.

The Phase Ib study was conducted at five academic clinical ALS centers. Male and female ALS patients, 18 to 70 years of age, who were ambulatory (with the use of a walker or cane, if needed) and capable of orthostatic blood pressure assessments were enrolled in the study. Clinical signs/symptoms, laboratory values, cardiac assessments, and pharmacokinetics (PK) were performed and currently are being analyzed. The final clinical study report is expected to be released in January 2007.

Based upon a preliminary analysis of the data, it was concluded that multiple doses of AEOL 10150 for a period of six and one half consecutive days in the amount of 40 mg per day, 60 mg per day and 2 mg per kilogram per day were safe and well tolerated. No serious or clinically significant adverse events were reported or observed. The most frequent adverse events related to study compound were injection site observations related to compound delivery. There were no significant laboratory abnormalities. Based upon extensive cardiovascular monitoring (i.e., frequent electrocardiograms and continuous Holter recordings throughout the six and one half days of dosing), there were no compound-related cardiovascular abnormalities.

The pharmacokinetic results of the Phase Ib multiple dose study are being analyzed and modeled. Preliminary results for the first two cohorts are presented below.

Pharmacokinetic Parameters for AEOL 10150 for Phase I Multiple Dose Evaluation (Cohorts 1 and 2)

Pharmacokinetic Parameter	40 mg N = 4	60 mg N = 4

AUC(0-8) (hr•ng/mL)	7,545 ±1310	10,289 ±2,608

Tmax (0-48) (hr)	1 ±0	1 ±0

Cmax (0-48) (ng/mL)	1,735 ±221	2,315 ±775

T1/2 (hr)	9.4 ±3.4	7.8 ±0.8

Pharmacokinetic findings from the Phase Ib study to data are as follows:
·	Increases in Cmax and AUC(0-8) appears to correlate with increases in dose, but the correlation is not strong.
·	The mean Cmax for the 40 mg cohort was 1,735 ng/mL; and 2,313 ng/mL for the 60 mg cohort.
·	There were linear correlations between both Cmax and AUC(0-8) and dose based on body weight.
·
The terminal half life (a measurement of the time period for which a compound stays in the body) as determined from Day 7 data was approximately 8 to 9 hours. The shorter (i.e. 4-5 hours) half life determined from Day 1 data is most probably related to distribution of compound.

·
Steady-state occurs within three days of multiple dosing. There was no evidence for a third longer half life that would be associated with long term accumulation. Thus, importantly compound accumulation is not expected beyond the third day with multiple dosing.

We are currently working on launching a new clinical trial for AEOL 10150 to further test the safety and efficacy of the drug candidate. The target indication will be in radiation protection with the specific tumor type still being investigated. In addition, we are analyzing the results of the Phase I multiple dose study to determine the appropriate dose level for the proposed study. We expect to file an IND with the FDA during the first half of 2007 and launch this trial in the second half of fiscal year 2007.

AEOL 11207

We have selected AEOL 11207 as our second development candidate based upon results from data obtained from our Pipeline Initiative discussed below. Because of the wide-ranging therapeutic opportunities that the compound evidenced in diverse pre-clinical models of human diseases, we have not yet ascertained what the most robust therapeutic use of AEOL 11207 might be. However, data collected to date suggest that AEOL 11207 may be useful as a potential once-every-other-day oral therapeutic treatment option for central nervous system (“CNS”) disorders, most likely Parkinson’s disease.

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

Parkinson’s specifically involves the progressive destruction of the nerves that secrete dopamine and control the basal ganglia, an area of the brain involved in the regulation of movement. Dopamine turnover has been shown to elevate the levels of ROS in the brain. In addition, a street-drug contaminant has appeared that can cause parkinsonism in drug abusers. The compound N-methyl-4-phenyl-1, 2, 3, 6tetrahydropyridine (“MPTP”) has been identified in underground laboratory preparations of a potent analog of meperidine (Demerol). MPTP-containing powder, sometimes sold as a new “synthetic heroin,” can be dissolved in water and administered intravenously or taken by the intranasal route. MPTP has been documented to produce irreversible chronic Parkinson symptoms in drug abusers. Agents such as MPTP overproduce ROS in the basal ganglia. Therefore, ROS mediated neuronal dysfunction may play a key role in the development of Parkinson’s disease. Symptoms of this disease include tremors, rigidity and bradykinesia (i.e., slowness of movement). In the more advanced stages, it can cause fluctuations in motor function, sleep problems and various neuro-psychiatric disorders. A biological hallmark of Parkinson’s disease is a reduction in brain dopamine levels. Preventing or slowing the destruction of brain cells that lead to the depletion of dopamine levels in the brain is an important therapeutic approach for the treatment of this disease.

Preliminary data developed by our scientists and Dr. Manisha Patel at University of Colorado Health Sciences Center and Department of Medicine, indicate that when administered orally, AEOL 11207 is greater than 80% bioavailable, meaning that it is readily absorbed and reaches both the circulatory system and the brain in sufficient amounts to demonstrate biological activity. Data developed with AEOL 11207 in a widely used animal model of Parkinson’s disease (the “MPTP model”) showed that when administered orally, AEOL 11207 crosses the blood brain barrier and protected dopamine neurons in a dose-dependent manner. Further data suggest that the compound has a half life (a measurement of the time period for which a compound stays in the body) of about 3 days in both the circulatory system and the brain, and that prior to stopping administration of the compound, the levels of AEOL 11207 in both the circulatory system and brain reach a steady state (a valuable measurement of when the levels of the drug in the body remain substantially constant, neither increasing nor decreasing) after 2 days of dosing. Data have also been developed that indicate that when dosing of AEOL 11207 is stopped, the compound is excreted from the body.

For this and other reasons, we believe that the therapeutic rationale for developing AEOL 11207 as a neuroprotectant, may substantially change the course of therapeutic treatment options for Parkinson’s disease if AEOL 11207 were to achieve regulatory approval for commercialization. However, we are unable to determine at this time that such regulatory approval for AEOL 11207 can be or will be secured and we will not be able to further develop AEOL 11207 until funding for this purpose is obtained.

AEOL 11207 is patent-protected and has the same chemical core structure as AEOL 10150. Because of this common structural feature, it is anticipated that AEOL 11207 will evidence substantially the same safety profile in clinical evaluations as observed with AEOL 10150, making clinical trial design and testing of AEOL 11207 more robust and facile. Furthermore, all of the Aeolus compounds evidence the ability to scavenge and decrease ROS and reactive nitrogen species (RNS), all of which are implicated in a variety of CNS diseases.

Aeolus Pipeline

In June 2005, we launched the “Aeolus Pipeline Initiative” whereby our scientists, in conjunction with a variety of academic collaborators, are focused on identifying additional compounds for potential entrance into clinical evaluation. The Aeolus Pipeline Initiative is an internal development initiative focused on advancing several of the most promising catalytic antioxidant compounds from our proprietary library of compounds. The initial therapeutic focus areas for the Aeolus Pipeline Initiative are: Parkinson’s disease; Cystic Fibrosis; Chronic Obstructive Lung Disease; biodefense/radioprotection; tumor suppression/bone marrow transplantation; and stroke. These therapeutic focus areas were selected based upon preliminary data developed using our catalytic antioxidant compounds.

In addition to AEOL 11207, two Aeolus compounds from its Pipeline Initiative, AEOL 11203 and AEOL 11216, have shown very promising results in pre-clinical models and are currently being evaluated and considered for non-CNS indications. These compounds are also orally bioavailable.

AEOL 11203 and AEOL 11216, as with all of the Aeolus compounds, are patent-protected and have the same chemical core structure as AEOL 10150. Because of this common structural feature, it is anticipated that the Aeolus compounds that are selected for clinical evaluation from the Pipeline Initiative will evidence substantially the same safety profile in clinical evaluations as observed with AEOL 10150, making clinical trial design and testing of the Aeolus compounds more robust and facile. Furthermore, all of the Aeolus compounds evidence the ability to scavenge and decrease ROS and RNS, all of which are implicated in a variety of central nervous system diseases.

Background on Antioxidants

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

Data also suggests that oxygen-derived free radicals are an important factor in the pathogenesis of a large variety of diseases, including neurological disorders such as ALS, Parkinson’s disease, Alzheimer’s disease and stroke, and in non-neurological disorders such as cancer radiation therapy damage, emphysema, asthma and diabetes.

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

National Jewish Medical and Research Center License

In September 1997, we executed a Sponsored Research Agreement with National Jewish Medical and Research Center ( the “NJC”). The NJC Agreement grants Aeolus Sciences an option to negotiate a royalty-bearing exclusive license for technology, patents and inventions resulting from research at the NJC within the field of antioxidant compounds and related discoveries. We have agreed to support the NJC’s costs incurred in performance of the research. In November 2000, we obtained an exclusive worldwide license from the NJC to develop, make, use and sell products using proprietary information and technology developed under this Sponsored Research Agreement. We must make milestone payments to the NJC upon the occurrence of development milestones and pay royalties on net sales. We are also obligated to pay patent filing, prosecution, maintenance and defense costs. The NJC agreement is terminable by the NJC in the event of breach and otherwise expires when the last licensed patent expires. We terminated the Sponsored Research Agreement in June 2005; however, we maintain our rights under the exclusive worldwide license.

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

Research and Development Expenditures

Expenditures for research and development activities related to our continuing operations were $3,480,000, $4,515,000 and $8,295,000 during the years ended September 30, 2006, 2005 and 2004, respectively. Research and development expenses for fiscal 2006 included the cost of our Phase I multiple dose clinical trial for the treatment of ALS and preclinical testing associated with the Aeolus Pipeline Initiative.

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

Competition

General

Competition in the pharmaceutical industry is intense and we expect it to increase. Technological developments in our field of research and development occur at a rapid rate and we expect competition to intensify as advances in this field are made. We will be required to continue to devote substantial resources and efforts to research and development activities. Our most significant competitors, among others, are fully integrated pharmaceutical companies and more established biotechnology companies, which have substantially greater financial, technical, sales, marketing, and human resources than we do. These companies may succeed in developing and obtaining regulatory approval for competitive products more rapidly than we can for our product candidates. In addition, competitors may develop technologies and products that are, or are perceived as being, cheaper, safer or more effective than those being developed by us or that would render our technology obsolete.

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

As described below, we are aware of products in research or development by our competitors that address the diseases and therapies being targeted by us. In addition to the competitors and products discussed below, there may be other competitors of whom we are unaware with products which might be more effective or have fewer side effects than our products and those of our known competitors. The following discussion is a summary of information known to us and is not meant to be an exhaustive list of our competitors or their products.

Antioxidants

Several companies have explored the therapeutic potential of antioxidant compounds in numerous indications. Historically, most of these companies have focused on engineered versions of naturally occurring antioxidant enzymes, but with limited success, perhaps because the large size of these molecules makes delivery into the cells difficult. Antioxidant drug research continues at a rapid pace despite previous clinical setbacks. Activbiotics, Inc. is currently developing a proprietary synthetic small molecule, M40403 for the management of post-operative ileus (“POI”). M40403 has been evaluated in approximately 700 subjects or patients in clinical trials in indications other than POI, with no serious drug related adverse events reported including a positive Phase II clinical trial for the treatment of pain when used in combination with morphine and a confirmatory Phase II study in pain in conjunction with opioids. In addition, Activbiotics has completed a Phase I study of another antioxidant compound, M40419. Proteome Systems Ltd. is also developing an antioxidant compound, EUK-189, for conditions associated with skin damage caused by free radicals.

Reduction of Radiation Induced-Injury in Cancer Therapy

Amifostine (Ethyolâ) is marketed by MedImmune, Inc. for use in reduction of chemotherapy-induced kidney toxicity and radiation-induced xerostomia (damage to the salivary gland). MedImmune is studying amifostine in other indications of radiation therapy. KepivanceTM (palifermin) is marketed by Amgen, Inc. for use in the treatment of severe oral mucositis (mouth sores) in patients with hematologic (blood) cancers who are undergoing high-dose chemotherapy followed by bone transplant. Amgen is also studying Kepivance as an antimucositis agent in patients with head and neck cancer, non small cell lung cancer and colon cancer. SaforisTM (glutamine), developed by MGI Pharma, recently received an approvable letter from the FDA for Saforis for the treatment and prevention of oral mucositis but is required to run an additional Phase III trial before final approval. Curagen Corporation is currently testing Velafermin (fibroblast growth factor-20) in a Phase II clinical trial for the treatment of severe oral mucositis for high-risk cancer patients receiving chemotherapy prior to autologous bone marrow transplantation. Endo Pharmaceuticals is planning to run two additional Phase II clinical trials for EN3285 (formerly known as RK-0202), a topical oral rinse, for the prevention of oral mucositis in patients with head and neck cancer undergoing combination treatment of radiation and chemotherapy. Proteome Systems, Ltd. has initiated an investigation of a small molecule antioxidant to reduce radiation-induced skin damage in breast cancer.

ALS

Rilutek® (riluzole), marketed by Sanofi-Aventis SA, is the only commercially approved treatment for ALS in the United States and the European Union. Administration of Rilutek prolongs survival of ALS patients by an average of 60-90 days, but has little or no effect on the progression of muscle weakness, or quality of life. Rilutek was approved in the United States in 1995, and in 2001 in the European Union.

However, there are more than ten drug candidates reported to be in clinical development for the treatment of ALS. The most advanced drug candidates are arimoclomol, cefriaxone, IGF-1, minocycline, valrpoate, tamoxifen and thaliadomide. CytRx Corporation has initiated a Phase II clinical trial with its small molecule product candidate, arimoclomol, for the treatment of ALS and has received Orphan Drug and Fast Track designation from the FDA for arimoclomol. Roche Laboratories has initiated a Phase II clinical trial with its antioxidant and antiglutamate compound, cefriaxone, for the treatment of ALS. Ceregene, Inc. is currently planning for a Phase II clinical trial for its neurotrophic compound, IGF-1, for the treatment of ALS. Columbia University has successfully completed two Phase II clinical trials using minocycline for the treatment of ALS and is currently enrolling for a Phase III clinical trial. Ono Pharmaceuticals Company, Ltd. has initiated a Phase III clinical trial in Europe using glial modulator and antigulutatmate compound, valproate for the treatment of ALS. Astra-Zeneca has initiated a Phase II clinical trial with its protein kinase C inhibitor compound, tamoxifen, for the treatment of ALS. Celgene is currently enrolling patients for a Phase II clinical trial for its immunomodulatory and antiangiogenic compound, thaliadomide, for the treatment of ALS. Pharmacyclics, Inc. is also pursuing the use of its motexafin gadolinium compound, Xcytrin® for the treatment of ALS.

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

As of November 30, 2006, our catalytic antioxidant small molecule technology base is described in 11 issued United States patents and 5 United States pending patent applications. These patents and patent applications belong in whole or in part to Duke or the NJC and are licensed to us. These patents and patent applications cover soluble manganic porphyrins as antioxidant molecules as well as targeted compounds obtained by coupling such antioxidant compounds to molecules that bind to specific extracellular elements. The pending U.S. patent applications and issued U.S. patents include composition of matter claims and method claims for several series of compounds. Corresponding international patent applications have been filed as we deem appropriate, 51 of which have issued as of November 30, 2006.

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

The United States system of drug approvals is considered to be the most rigorous in the world. It takes an average of 10 - 15 years for a drug candidate to be approved in the United States according to the Tufts Center for the Study of Drug Development. Only five in 5,000 drug candidates that enter preclinical testing make it to human testing and only one of those five is approved for commercialization. On average it costs a company $802 million to get one new drug candidate from the laboratory to United States patients according to a November 2001 report by Tufts Center for the Study of Drug Development.

The steps required by the FDA before new drug products may be marketed in the United States include:
·	completion of preclinical studies;
·	the submission to the FDA of a request for authorization to conduct clinical trials on an investigational new drug (an “IND”), which must become effective before clinical trials may commence;
·
adequate and well-controlled Phase I clinical trials which typically involves normal, healthy volunteers. The test study a drug candidate’s safety profile, including the safe dosage range. The studies also determine how a drug is absorbed, distributed, metabolized and excreted as well as the duration of its action.

·	Adequate and well-controlled Phase II clinical trials which typically involve treating patients with the targeted disease with the drug candidate to assess a drug’s effectiveness.
·
Adequate and well-controlled Phase III clinical trials involving a larger population of patients with the targeted disease are treated with the drug candidate to confirm efficacy of the drug candidate in the treatment of the targeted indication and to identify adverse events.

·	submission to the FDA of an NDA; and
·	review and approval of the NDA by the FDA before the product may be shipped or sold commercially.

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

During fiscal 2006, CPEC agreed to modify the license agreement between CPEC and ARCA Discovery, Inc. and received 400,000 shares of ARCA Discovery, Inc. common stock as consideration for the amendment. In addition, during fiscal 2006, CPEC received a milestone payment of $1,000,000 as a result of ARCA Discovery, Inc. completing a financing.

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

Employees

At December 1, 2006, we had one employee, John L. McManus, our President and Chief Operating Officer. Mr. McManus is not represented by a labor union. Each of our other executive officers and service providers are consultants.

Executive Officers

Our executive officers and their ages as of December 1, 2006 were as follows:

Name	Age	Position(s)

John L. McManus	42	President and Chief Operating Officer
Brian J. Day, Ph.D.	46	Chief Scientific Officer
Elaine Alexander, M.D.	54	Executive Vice President and Chief Medical Officer
Michael P. McManus	37	Chief Financial Officer, Treasurer and Secretary

John L. McManus. Mr. McManus began as a consultant to the Company in June 2005 as President. He became employed as our President and Chief Operating Officer in July 2006. Mr. McManus, who received his degree in business administration from the University of Southern California in 1986, is the founder and president of McManus Financial Consultants, Inc. (“MFC”), which provides strategic, financial and investor relations advice to senior managements and boards of directors of public companies, including advice on mergers and acquisitions. These companies have a combined value of over $25 billion. He has served as president of MFC since 1997. In addition, Mr. McManus previously served as Vice President, Finance and Strategic Planning to Spectrum Pharmaceuticals, Inc. where he had primary responsibility for restructuring Spectrum’s operations and finances, including the design of strategic and financial plans to enhance Spectrum’s corporate focus, and leading the successful implementation of these plans. The implementation of these plans led to an increase in Spectrum’s market value from $1 million to more than $125 million at the time of Mr. McManus’ departure.

Brian J. Day, Ph.D. Dr. Day is a part-time consultant and was appointed Chief Scientific Officer of Aeolus in September 2004. Dr. Day has extensive training in both pharmacology and toxicology with over 14 years experience. Since 1994 he has helped guide the design and synthesis of metalloporphyrins and has discovered a number of their novel activities in biological systems. Dr. Day has authored over 70 original scientific publications and served as a consultant to biotechnology companies for over 10 years. He is an active member of a number of scientific societies including the American Chemical Society, Society for Free Radicals in Biology and Medicine, and Society of Toxicology, where he served on the Board of Publications. Dr. Day has been at the NJC since 1997 and currently is an Associate Professor in the Environmental and Occupational Health Sciences Division. He is one of the scientific co-founders of Aeolus and an inventor on a majority of the catalytic antioxidant program’s patents.

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

Michael P. McManus. Mr. McManus began as a consultant to the Company in June 2005, serving as Chief Accounting Officer, Treasurer and Secretary. In July 2006, Mr. McManus was appointed Chief Financial Officer, Treasurer and Secretary. Mr. McManus has served as the Executive Vice President of MFC since 1995. MFC is a leading provider of financial, management and investor relations consulting and support services to publicly traded companies. From 2001 to 2003, Mr. McManus also served as Controller and Principal Accounting Officer of Spectrum Pharmaceuticals, Inc., where he was responsible for restructuring Spectrum’s accounting and administration functions. Prior to joining MFC, from 1991 to 1995, he worked at Price Waterhouse LLP (now PricewaterhouseCoopers LLP) as an audit manager for healthcare and financial services companies. Mr. McManus is a retired Certified Public Accountant and holds a B.S. in Accounting from the University of Southern California.

Item 1A. Risk Factors.

You should carefully consider the following information about risks described below, together with  the other information contained in this annual report on Form 10-K and in our other filings with the SEC, before you decide to buy or maintain an investment in our common stock. We believe the risks described below are the risks that are material to us as of the date of this annual report. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of the money you paid to buy our capital stock.

Risks Related to Our Business

We have operated at a loss and will likely continue to operate at a loss for the foreseeable future.

We have incurred significant losses over the past five years, including net losses of $5.8 million, $6.9 million and $17.3 million for the years ended September 30, 2006, 2005 and 2004, respectively, and we had an accumulated deficit of approximately $152.9 million as of September 30, 2006. Our operating losses have been due primarily to our expenditures for research and development on our product candidates and for general and administrative expenses and our lack of significant revenues. We are likely to continue to incur operating losses until such time, if ever, that we generate significant recurring revenues. We anticipate it will take a minimum of five years (and possibly longer) for us to generate recurring revenues, since we expect that it will take at least that long before the development of any of our licensed or other current potential products is completed, marketing approvals are obtained from the FDA and commercial sales of any of these products can begin.

We need substantial additional funding to continue our operations and may be unable to raise capital when needed, or at all, which would force us to delay, curtail or eliminate our clinical programs and our product development programs.

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

As of September 30, 2006, we had cash of approximately $3,324,000. We expect to use these funds, including any additional funds received pursuant to the exercise of outstanding warrants to purchase our capital stock, to continue the development of our product candidates, to expand the development of our drug pipeline and for working capital.

We believe we have adequate financial resources to fund our current operations through the third quarter of fiscal year 2007. However, in order to fund on-going cash requirements beyond that point, or to further accelerate or expand our programs, we will need to raise additional funds. We are considering strategic and financial options available to us, including public or private equity offerings, debt financings and collaboration arrangements. If we raise additional funds by issuing securities, our stockholders will experience dilution of their ownership interest. Debt financings, if available, may involve restrictive covenants and require significant interest payments. If we do not receive additional financing to fund our operations beyond the third quarter of fiscal 2007, we would have to discontinue some or all of our activities, merge with or sell some or all of our assets to another company, or cease operations entirely, and our stockholders might lose all or part of their investments.

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

In its audit opinion issued in connection with our consolidated balance sheet as of September 30, 2005 and September 30, 2006 and our consolidated statements of operations, stockholder’s equity and cash flows for the two years then ended, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern given our recurring net losses, negative cash flows from operations and working capital deficiency. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue in existence.

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

As of September 30, 2006, we had an accumulated deficit of $152.9 million from our research, development and other activities. We have not generated material revenues from product sales and do not expect to generate product revenues sufficient to support us for at least several more years.

We remain contingently liable for certain IRL obligations.

In connection with the December 1999 sale of IRL, our former anti-infectives drug discovery division, to a private pharmaceutical company, we agreed to remain contingently liable through May 2007 on lease obligations assumed by the purchaser, including the IRL facility in Cranbury, New Jersey. If the purchaser were to default under these obligations, which could potentially require significant liability payments by us, or if we are otherwise liable under these obligations, we may need to make substantial payments and our financial condition could be materially adversely affected. Our contingent liability was approximately $644,000 at September 30, 2006 and should decline on an approximately straight-line basis to zero in May 2007.

Our research and development (“R&D”) activities are at an early stage and therefore might never result in viable products.

Our catalytic antioxidant program is in the early stages of development, involves unproven technology, requires significant further R&D and regulatory approvals and is subject to the risks of failure inherent in the development of products or therapeutic procedures based on innovative technologies. These risks include the possibilities that:

·	any or all of these proposed products or procedures are found to be unsafe or ineffective or otherwise fail to receive necessary regulatory approvals;
·  the proposed products or procedures are not economical to market or do not achieve broad market acceptance;
·  third parties hold proprietary rights that preclude us from marketing the proposed products or procedures; and
·  third parties market a superior or equivalent product.

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

All of our products are at various stages of development and must be approved by the FDA or similar foreign governmental agencies before they can be marketed. The process for obtaining FDA approval is both time-consuming and costly, with no certainty of a successful outcome. This process typically requires extensive preclinical and clinical testing, which may take longer or cost more than we anticipate, and may prove unsuccessful due to numerous factors. Product candidates that may appear to be promising at early stages of development may not successfully reach the market for a number of reasons. The results of preclinical and initial clinical testing of these products may not necessarily indicate the results that will be obtained from later or more extensive testing. Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials.

Numerous factors could affect the timing, cost or outcome of our drug development efforts, including the following:

·  Difficulty in securing centers to conduct trials;
·  Difficulty in enrolling patients in conformity with required protocols or projected timelines;
·  Unexpected adverse reactions by patients in trials;
·  Difficulty in obtaining clinical supplies of the product;
·  Changes in the FDA’s requirements for our testing during the course of that testing;
·  Inability to generate statistically significant data confirming the efficacy of the product being tested;
·  Modification of the drug during testing; and
·  Reallocation of our limited financial and other resources to other clinical programs.

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

We have exclusive worldwide rights to our antioxidant small molecule technology through license agreements with Duke University and the National Jewish Medical and Research Center. Each license generally may be terminated by the licensor if we fail to perform our obligations under the agreement, including obligations to develop the compounds and technologies under license. If terminated, we would lose the right to develop the products, which could adversely affect our business, prospects, financial condition and results of operations. The license agreements also generally require us to meet specified milestones or show reasonable diligence in development of the technology. If disputes arise over the definition of these requirements or whether we have satisfied the requirements in a timely manner, or if any other obligations in the license agreements are disputed by the other party, the other party could terminate the agreement, and we could lose our rights to develop the licensed technology.

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

We rely on contract clinical research organizations (“CROs”) for various aspects of our clinical development activities including clinical trial monitoring, data collection and data management. As a result, we have had and continue to have less control over the conduct of clinical trials, the timing and completion of the trials, the required reporting of adverse events and the management of data developed through the trial than would be the case if we were relying entirely upon our own staff. Although we rely on CROs to conduct our clinical trials, we are responsible for confirming that each of our clinical trials is conducted in accordance with the investigational plan and protocol. Moreover, the FDA and foreign regulatory agencies require us to comply with good clinical practices (“GCPs”) for conducting, recording and reporting the results of clinical trials to assure that the data and results are credible and accurate and that the trial participants are adequately protected. Our reliance on third parties does not relieve us of these responsibilities and requirements.

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

As of November 30, 2006, we had one full-time employee, our President and Chief Operating Officer. We utilize consultants to assist with our operations and are highly dependent on the services of our executive officers. We also are dependent on our collaborators for our research and development activities. The loss of key executive officers or collaborators could delay progress in our research and development activities or result in their termination entirely.

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

Insurance covering product liability claims becomes increasingly expensive as a product candidate moves through the development pipeline to commercialization. We have limited product liability insurance coverage for our clinical trials and this coverage may not be sufficient to cover us against some or all potential losses due to liability, if any, or to the expenses associated with defending against liability claims. A product liability claim successfully asserted against us could exceed our insurance coverage, require us to use our own cash resources and have a material adverse effect on our business, financial condition and results of operations.

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

As a result, these competitors may:

·  Succeed in developing competitive products sooner than us or our strategic partners or licensees;
·  Obtain FDA and other regulatory approvals for their products before approval of any of our products;
·  Obtain patents that block or otherwise inhibit the development and commercialization of our product candidates;
·  Develop products that are safer or more effective than our products;
·  Devote greater resources to marketing or selling their products;
·  Introduce or adapt more quickly to new technologies or scientific advances;
·  Introduce products that render our products obsolete;
·  Withstand price competition more successfully than us or our strategic partners or licensees;
·  Negotiate third-party strategic alliances or licensing arrangements more effectively; or
·  Take advantage of other opportunities more readily.

Currently, there are two drugs approved as radiation protection agents. Amifostine (Ethyolâ) is marketed by MedImmune, Inc. for use in reduction of chemotherapy-induced kidney toxicity, and radiation-induced xerostomia (damage to the salivary gland). KepivanceTM (palifermin) is marketed by Amgen, Inc. for use in the treatment of severe oral mucositis in patients with blood and lymphatic cancers undergoing high-dose chemotherapy and radiation and total body irradiation followed by bone marrow transplant. However, there are also many companies working to develop pharmaceuticals that act as a radiation protection agent including MGI Pharma, Curagen Corporation, Endo Pharmaceuticals and Proteome Systems, Ltd.

Currently, Rilutek®, which was developed by Aventis Pharma AG, is the only drug of which we are aware that has been approved by the FDA for the treatment of ALS. Other companies are working to develop pharmaceuticals to treat ALS, including CytRx Corporation, Roche Laboratories, Ceregene Inc., Ono Pharmaceuticals, Astra-Zenaca and Celgene. In addition, ALS belongs to a family of diseases called neurodegenerative diseases, which includes Alzheimer’s disease, Parkinson’s disease and Huntington’s disease. Due to similarities between these diseases, a new treatment for one disease potentially could be useful for treating others. There are many companies that are producing and developing drugs used to treat neurodegenerative diseases other than ALS, including Amgen, Inc., Guilford Pharmaceuticals, Inc., Phytopharm plc, Cephalon, Inc. and Ceregene, Inc.

Acceptance of our products in the marketplace is uncertain, and failure to achieve market acceptance will harm our business.

Even if approved for marketing, our products may not achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including:

·	the receipt of regulatory approvals for the indications that we are studying;
·	the establishment and demonstration in the medical community of the safety, clinical efficacy and cost-effectiveness of our products and their potential advantages over existing therapeutic products;
·	marketing and distribution support;
·	the introduction, market penetration and pricing strategies of competing and future products; and
·	coverage and reimbursement policies of governmental and other third-party payors such as insurance companies, health maintenance organizations and other plan administrators.

Physicians, patients, payors or the medical community in general may be unwilling to accept, purchase, utilize or recommend any of our products.

We may need to implement additional finance and accounting systems, procedures and controls to satisfy new reporting requirements.

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, including expanded disclosures and accelerated reporting requirements and more complex accounting rules, including those pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. Compliance with Section 404, which requires companies to evaluate their internal control over financial reporting, and other requirements will increase our costs and require additional management resources. Based on recent SEC proposals, we are required to be in compliance with Section 404 of the Sarbanes-Oxley Act of 2002 beginning in our fiscal year ending September 30, 2008.

We will need to continue to implement additional finance and accounting systems, procedures and controls to satisfy new reporting requirements. There is no assurance that we will be able to complete a favorable assessment as to the effectiveness of our internal control over financial reporting for our fiscal year ending September 30, 2008, or that any future assessments of the adequacy of our internal control over financial reporting will be favorable. If we are unable to obtain future unqualified reports as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our internal control over financial reporting, which could adversely affect our stock price.

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

As of November 30, 2006, Xmark Opportunity Partners, LLC (“Xmark”) possessed voting power over 13,767,353 shares, or 47.0%, of our outstanding common stock, through its management of Goodnow Capital, L.L.C. (“Goodnow”), Xmark Opportunity Fund, L.P., Xmark Opportunity Fund, Ltd. and Xmark JV Investment Partners, LLC (collectively, the “Xmark Funds”), and through a voting trust agreement by and among Biomedical Value Fund, L.P., Biomedical Value Fund, Ltd., Xmark Asset Management, LLC and the Company (the “Xmark Voting Trust”) with respect to 1,000,000 shares. As a result, Xmark is able to determine a significant part of the composition of our board of directors, holds significant voting power with respect to matters requiring stockholder approval and is able to exercise significant influence over our operations. The interests of Xmark may be different than the interests of other stockholders on these and other matters. This concentration of ownership also could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could reduce the price of our common stock.

Also as of November 30, 2006, Efficacy Capital Ltd. (“Efficacy Capital”) owned 9,800,000 shares, or 33.5%, of our outstanding common stock, through its management of Efficacy Biotech Master Fund Ltd. As a result, Efficacy Capital is able to determine a significant part of the composition of our board of directors, holds significant voting power with respect to matters requiring stockholder approval and is able to exercise significant influence over our operations. The interests of Efficacy Capital may be different than the interests of other stockholders on these and other matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could reduce the price of our common stock.

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

As of November 30, 2006, we had 29,265,249 shares of common stock outstanding. We may grant to our employees, directors and consultants options to purchase shares of our common stock under our 2004 Stock Option Plan. In addition, as of November 30, 2006, options to purchase 3,124,103 shares were outstanding at exercise prices ranging from $0.55 to $51.25 per share, with a weighted average exercise price of $3.20 per share, and 707,559 shares were reserved for issuance under the 2004 Stock Option Plan. In addition, as of November 30, 2006, warrants to purchase 15,838,759 shares of common stock were outstanding at exercise prices ranging from $0.50 to $19.90 per share, with a weighted exercise price of $1.04 per share. We have also reserved 475,087 shares of common stock for the conversion of our outstanding Series B Preferred stock.

In connection with prior collaborations and financing transactions, we also have issued Series B preferred stock and a promissory note convertible into Series B preferred stock to affiliates of Elan Corporation, plc (“Elan”). These securities generally are exercisable and convertible at the option of the Elan affiliates. The exercise or conversion of all or a portion of these securities would dilute the ownership interests of our stockholders.

Our common stock is not listed on a national exchange, is illiquid and is characterized by low and/or erratic trading volume, and the per share price of our common stock has fluctuated from $0.42 to $1.60 during the last two years.

Our common stock is quoted on the OTC Bulletin Board under the symbol “AOLS.” An active public market for our common stock is unlikely to develop as long as we are not listed on a national securities exchange. Even if listed, the market for our stock may be impaired because of the limited number of investors, the significant ownership stake of Efficacy Capital and Xmark (through its management of Goodnow and the Xmark Funds), and our small market capitalization, which is less than that authorized for investment by many institutional investors.

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

If registration rights that we have previously granted are exercised, or if we grant additional registration rights in the future, the price of our common stock may be adversely affected.

Upon receiving notice from Elan, we are obligated to register with the SEC shares of common stock underlying the Series B preferred stock, warrants to purchase Series B preferred stock and a promissory note held by the Elan affiliates. If these securities are registered with the SEC, they may be sold in the open market. We expect that we also will be required to register any securities sold in future private financings. The sale of a significant amount of shares in the open market, or the perception that these sales may occur, could cause the trading price of our common stock to decline or become highly volatile.

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

Future sales of our common stock could adversely affect its price.

Sales of substantial amounts of common stock, or the perception that such sales could occur, could adversely affect the prevailing market price of the common stock and our ability to raise capital. We may issue additional common stock in future financing transactions or as incentive compensation for our executive management and other key personnel, consultants and advisors. Issuing any equity securities would be dilutive to the equity interests represented by our then-outstanding shares of common stock. The market price for our common stock could decrease as the market takes into account the dilutive effect of any of these issuances.

We do not expect to pay cash dividends on our common stock for the foreseeable future.

We have never paid cash dividends on our common stock and do not anticipate that any cash dividends will be paid on the common stock for the foreseeable future. The payment of any cash dividend by us will be at the discretion of our board of directors and will depend on, among other things, our earnings, capital, regulatory requirements and financial condition. Furthermore, the terms of some of our financing arrangements directly limit our ability to pay cash dividends on our common stock.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

None.

Item 3. Legal Proceedings.

We are not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to us by a vote of the security holders during the quarter ended September 30, 2006.

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

	High	Low

Fiscal Year Ended September 30, 2005
October 1, 2004 through December 31, 2004	$1.60	$1.04
January 1, 2005 through March 31, 2005	$1.25	$0.65
April 1, 2005 through June 30, 2005	$0.95	$0.44
July 1, 2005 through September 30, 2005	$1.38	$0.75

Fiscal Year Ended September 30, 2006
October 1, 2005 through December 31, 2005	$1.35	$0.80
January 1, 2006 through March 31, 2006	$1.00	$0.76
April 1, 2006 through June 30, 2006	$0.90	$0.42
July 1, 2006 through September 30, 2006	$0.91	$0.50

(b) Approximate Number of Equity Security Holders

As of November 30, 2006, the number of record holders of our common stock was 188 and we estimate that the number of beneficial owners was approximately 2,100.

(c) Dividends

We have never paid a cash dividend on our common stock and we do not anticipate paying cash dividends on our common stock in the foreseeable future. If we pay a cash dividend on our common stock, we also must pay the same dividend on an as converted basis on our Series B preferred stock. Moreover, any additional preferred stock to be issued and any future credit facilities might contain restrictions on our ability to declare and pay dividends on our common stock. We plan to retain all earnings, if any, for the foreseeable future for use in the operation of our business and to fund future growth.

In addition, we cannot pay a dividend on our common stock without the prior approval of Goodnow Capital pursuant to the terms of the Debenture and Warrant Purchase Agreement dated September 16, 2003 between us and Goodnow. This restriction will expire on the earliest of:
·	the date that Goodnow owns less than 20% of our outstanding common stock on an as converted basis;
·
the completion, to the absolute satisfaction of Goodnow, of initial clinical safety studies of AEOL 10150 and analysis of the data developed based upon such studies with the results satisfactory to Goodnow, in its absolute discretion, to initiate efficacy studies of AEOL 10150 in humans; or

·	the initiation of dosing of the first human patient in an efficacy-based study of AEOL 10150.

(d) Equity Compensation Plan and Additional Equity Information as of September 30, 2006

Plan category	(a)Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b)Weighted-average exercise price of outstanding options, warrants and rights	(c)Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by our stockholders:
2004 Stock Option Plan	1,092,610	$0.85	761,559
1994 Stock Option Plan	1,979,196	$4.57	0

Equity compensation plans and securities not approved by our stockholders:
Warrant to Purchase Common Stock Issued to Brookstreet Securities Corporation	250,000	$1.50	Not applicable
Warrant to Purchase Common Stock Issued to TBCC Funding Trust II	1,759	$19.90	Not applicable
Warrants to Purchase Common Stock Issued to Petkevich & Partners, LLC	10,000	$20.25	Not applicable
Warrant to Purchase Common Stock Issued to W. Ruffin Woody, Jr.	35,000	$1.00	Not applicable
Total - Common Stock	3,368,565		761,559

Convertible Promissory Note convertible into shares of Series B Preferred Stock Issued to Elan Pharma International Limited (as of September 30, 2006)(1)(2)	22,103	$43.27	492
Total - Series B Preferred Stock	22,103		492
——————
(1) As of September 30, 2006, each share of Series B preferred stock was convertible into one share of common stock.

(2) The conversion value of the note will increase by its 10% interest rate until its maturity on December 21, 2006.

Description of Equity Compensation Plans and Equity Securities Not Approved by Our Stockholders

The warrants to purchase shares of our common stock issued to Brookstreet Securities Corporation (“Brookstreet”) have not been approved by our stockholders. In May 2006, we entered into an agreement with Brookstreet to provide us with financial advisory services for a one-year period. For these services, we issued five warrants each to purchase up to 50,000 shares of our common stock with an exercise price of $0.50, $1.00, $1.50, $2.00 and $2.50 and vest on May 24, 2006, August 22, 2006, November 20, 2006, February 18, 2007 and May 19, 2007, respectively. The warrants are exercisable for five years.

The warrant to purchase shares of our common stock issued to TBCC Funding Trust II has not been approved by our stockholders. This warrant was issued in October 2001 in connection with the execution of a Master Loan and Security Agreement with Transamerica Technology Finance Corporation. We borrowed $565,000 from Transamerica in October 2001. The warrant expires on October 30, 2008.

The warrants to purchase shares of our common stock issued to Petkevich & Partners, LLC have not been approved by our stockholders. J. Misha Petkevich, a former director of ours, is the Chairman and Chief Executive Officer of Petkevich & Partners. In October 2001, we entered into an agreement with Petkevich & Partners to provide us with financial advisory services for a one-year period. For these services, we issued a warrant for 10,000 shares of our common stock to Petkevich & Partners in October 2001, and agreed to pay Petkevich & Partners a cash fee of $140,000. The warrant is exercisable for five years and has an exercise price of $20.25 per share. The warrant expired on October 16, 2006.

The warrant to purchase shares of our common stock issued to W. Ruffin Woody, Jr. has not been approved by our stockholders. This warrant was issued in July 2003 in connection with the execution of a $35,000 promissory note payable to Mr. Woody. The warrant expires on July 11, 2008.

(e) Recent Sales of Unregistered Securities

None

(f) Purchase of Equity Securities by the Issuer and Affiliated Purchases

None.

Item 6. Selected Financial Data.

You should read the following selected financial data in conjunction with our consolidated financial statements and the notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. We derived the consolidated statements of operations data for the five fiscal years ended September 30, 2006 and the related consolidated balance sheet data at those dates from our audited consolidated financial statements.  Except for the consolidated statements of operations for the fiscal years ended September 30, 2003 and 2002 and the consolidated balance sheet data at September 30, 2004, 2003 and 2002, each of these consolidated financial statements are included elsewhere in this Form 10-K. The financial results for prior years have been reclassified to present our liver therapy program’s operations as discontinued operations. All common stock amounts have been adjusted for a one-for-ten reverse stock split effected in July 2004.

Statement of Operations Data:

	Year Ended September 30,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)

Revenue:
Grant income and contract revenue	$92	$252	$305	$—	$—
Costs and expenses:
Research and development	3,480	4,515	8,295	2,780	3,927
General and administrative	2,216	2,674	3,987	2,025	2,778
Total costs and expenses	5,696	7,189	12,282	4,805	6,705
Loss from operations	(5,604)	(6,937)	(11,977)	(4,805)	(6,705)
Equity in income of CPEC LLC	433	—	—	—	—
Equity in loss of Incara Development	—	—	—	(76)	(1,040)
Increase in fair value of common stock warrants	(604)	—	—	—	—
Interest income (expense), net	(6)	(31)	(5,213)	(192)	(50)
Other income	53	63	23	223	150
Loss from continuing operations	(5,728)	(6,905)	(17,167)	(4,850)	(7,645)
Discontinued operations	—	—	—	(38)	(3,657)
Gain on sale of discontinued operations	—	—	—	1,912	—
Net loss	(5,728)	(6,905)	(17,167)	(2,976)	(11,302)
Preferred stock dividend and accretion	(81)	—	(135)	(949)	(887)
Net loss attributable to common stockholders	$(5,809)	$(6,905)	$(17,302)	$(3,925)	$(12,189)
Net loss per share from continuing operations available to common stockholders	$(0.31)	$(0.49)	$(2.06)	$(4.25)	$(6.58)
Net loss per share attributable to common stockholders	$(0.31)	$(0.49)	$(2.06)	$(2.88)	$(9.40)
Weighted average common shares outstanding:
Basic and diluted	18,926	13,976	8,388	1,365	1,296

Balance Sheet Data:

	September 30,
	2006	2005	2004	2003	2002
	(in thousands)

Cash and cash equivalents and marketable securities	$3,324	$626	$7,381	$586	$209
Working capital (deficiency)	$1,581	$(73)	$6,093	$(2,242)	$(1,590)
Total assets	$3,554	$937	$7,856	$1,080	$2,201
Long-term portion of capital lease obligations and notes payable	$—	$867	$787	$714	$944
Redeemable convertible exchangeable preferred stock	$—	$—	$—	$14,503	$13,554
Total liabilities	$1,847	$1,869	$2,324	$18,159	$3,127
Total stockholders’ equity (deficit)	$1,707	$(932)	$5,532	$(17,079)	$(14,480)

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

Overview

We are developing a series of catalytic antioxidant molecules to protect against the damaging effects of reactive oxygen derived molecules, commonly referred to as free radicals. Free radicals cause damage in a broad group of diseases and conditions. Our initial target applications will be the use of our catalytic antioxidants for cancer radiation therapy and amyotrophic lateral sclerosis, also known as “ALS” or “Lou Gehrig’s disease.” We have reported positive safety results from two Phase I clinical trials of AEOL 10150 in patients diagnosed with ALS with no serious adverse events noted. We plan on launching a Phase I/II clinical trial for AEOL 10150 during the second half of fiscal year 2007.

We do not have any revenue, other than grant income, and therefore we must rely on public or private equity offerings, debt financings, collaboration arrangements or grants to finance our operations.

We had net losses attributable to common stockholders of $5,809,000 and $6,905,000 for the fiscal years ended September 30, 2006 and 2005, respectively. We had an accumulated deficit of $152,902,000 at September 30, 2006. We have not yet generated any revenue from product sales and do not expect to receive any product revenue in the foreseeable future, if at all.

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

On November 21, 2005, we completed a private placement of an aggregate of 1,250,000 shares of our Series A Convertible Preferred Stock and warrants to purchase up to an aggregate of 2,500,000 shares of common stock for aggregate net proceeds of approximately $2,400,000 (the “2005 Financing”). Each share of the Series A preferred stock, which had a stated value of $2.00 per share, was initially convertible into two shares of common stock at any time at the election of the holders thereof. The warrants had an initial exercise price of $1.00 per share.

On June 5, 2006, we completed a private placement of 10,000,000 shares of our Common Stock, warrants to purchase up to an aggregate of 7,000,000 shares of common stock with an exercise price of $0.75 per share and a five year term and warrants to purchase up to an aggregate of 4,000,000 shares of common stock with an exercise price of $0.50 per share and a one year term for aggregate net proceeds of approximately $4,754,000 (the “2006 Financing”).

In connection with the 2006 Financing, all outstanding shares of the Series A Preferred Stock were converted into an aggregate of 5,000,000 shares of common stock. In addition, the exercise price of the warrants to purchase up to an aggregate of 2,500,000 shares of common stock issued in the 2005 Financing were lowered from $1.00 per share to $0.50 per share in accordance with the terms of the warrants.

Results of Operations

Fiscal Year Ended September 30, 2006 Compared to Fiscal Year Ended September 30, 2005

We had a net loss attributable to common stockholders of $5,809,000 for the fiscal year ended September 30, 2006, versus a net loss attributable to common stockholders of $6,905,000 for fiscal 2005.

In August 2003, we were awarded a $100,000 Small Business Innovation and Research (“SBIR”) Phase I grant from the National Cancer Institute, a division of the NIH. In March 2004, we were awarded up to $375,000 for the first year of a SBIR Phase II grant and received approval for a second year of the Phase II grant program in January 2005. Pursuant to the grants, we are studying the antitumor and radiation-protective effects of our catalytic antioxidants. The study is a collaboration between us and the Department of Radiation Oncology at Duke University Medical Center. We completed the work under this grant in fiscal year 2006. We recognized $92,000 of grant income during the fiscal year 2006 versus $252,000 during fiscal year 2005.

Research and Development

Research and development (“R&D”) expenses decreased $1,035,000, or 23%, to $3,480,000 for fiscal year 2006 from $4,515,000 for fiscal year 2005. Our primary operational focus and R&D spending during fiscal year 2006 was on conducting our Phase I multiple dose clinical trial for the treatment of ALS and the advancement of the Aeolus Pipeline Initiative, while our primary operational focus and R&D spending during fiscal year 2005 was on preclinical pharmacology and toxicology tests on our lead compound, AEOL 10150, and the launch of our Phase I single dose clinical trial for the treatment of ALS. Clinical trial expenses for fiscal year 2006 were $1,233,000 compared to $1,754,000 during fiscal year 2005. Preclinical expenses primarily related to the Aeolus Pipeline Initiative for fiscal year 2006 were $585,000, whereas preclinical expenses related to pharmacology and toxicology testing of AEOL 10150 during fiscal year 2005 were $994,000. In addition, we closed our laboratory facilities in 2005 reducing occupancy expenses by $283,000 during fiscal year 2006 when compared to fiscal year 2005. Offsetting these declines in fiscal year 2006 were increased patent fees ($357,000) as a result of some of our patents entering the international validation phase.

R&D expenses for our antioxidant program have totaled $32,153,000 from inception through September 30, 2006. Because of the uncertainty of our research and development and clinical studies, we are unable to predict the total level of spending on the program or the program completion date. However, we expect R&D expenses during fiscal year 2007 will be higher than fiscal 2006 as we initiate additional clinical trials of AEOL 10150. Our ongoing cash requirements will also depend on numerous factors, particularly the progress of our R&D programs and our ability to negotiate and complete collaborative agreements.

General and Administrative

General and administrative expenses include corporate costs required to support our company, our employees and consultants and our stockholders. These costs include personnel and outside costs in the areas of legal, human resources, investor relations and finance. Additionally, we include in general and administrative expenses such costs as rent, repair and maintenance of buildings and equipment, depreciation, utilities, information technology and procurement costs that we need to support the corporate functions listed above.

General and administrative (“G&A”) expenses decreased $458,000, or 17%, to $2,216,000 for fiscal year 2006 from $2,674,000 for fiscal year 2005. G&A expenses were lower during fiscal year 2006 versus fiscal year 2005 due to a decline in employment costs and rent expenses offset by a higher level of consulting, legal and accounting fees. During fiscal year 2006, the Company’s administration and accounting activities were outsourced while during the same period in 2005, employees performed these functions resulting in a higher level of consulting fees ($252,000) and a lower level of employment costs ($251,000) during fiscal year 2006. Legal and accounting fees increased $108,000 during fiscal year 2006 as a result of the Company’s increased regulatory compliance responsibilities. Occupancy costs decreased by $334,000 during fiscal year 2006 compared to the prior year as the Company closed its administrative offices in August 2005 and outsourced all of its administration functions, as a result of which we did not incur any rental expense during fiscal year 2006. Also, during fiscal year 2005, we incurred $219,000 of severance expenses as we did not renew the employment contract with our former Chief Financial Officer.

Effective October 1, 2005, we adopted SFAS No. 123(R). SFAS No. 123(R) requires that we recognize the fair value of equity awards granted to our employees as compensation expense in the income statement over the requisite service period. For fiscal year 2006, we recognized $224,000 in employee stock-based compensation expense as a result of the adoption of SFAS No. 123(R), which is included in G&A expenses. Additionally, we recognized $157,000 of stock-based compensation charges associated with stock option grants to consultants that were included in G&A expenses.

During fiscal 2006, CPEC LLC, received a milestone payment and equity consideration from ARCA Discovery, Inc., a privately held cardiovascular-focused company (“ARCA”). In 2003, CPEC LLC (“CPEC”), of which we own 35%, out-licensed all rights to a potential therapeutic compound referred to as “bucindolol” to ARCA. During fiscal 2006, CPEC agreed to modify the license agreement between CPEC and ARCA and received 400,000 shares of ARCA common stock as consideration for the amendment. In addition, during fiscal 2006, CPEC received a milestone payment of $1,000,000 as a result of ARCA completing a financing. We recorded $433,000 of income during fiscal 2006 as a result of our equity ownership of CPEC LLC.

In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock,” and the terms of the warrants and the transaction documents in our 2005 Financing and 2006 Financing, at the closing dates, November 21, 2005 and June 5, 2006, respectively, the fair value of the warrants issued in the financings were initially accounted for as liabilities until the date the applicable registration statement registering the shares underlying the warrants was declared effective by the Securities and Exchange Commission. The warrant liabilities were revalued at each balance sheet date until the EITF 00-19 equity classification requirements were satisfied and changes in fair value were charged to the statement of operations. Between November 21, 2005 and March 1, 2006, the fair value of the 2005 Financing warrants decreased by $401,000 which was credited to the statement of operations. On March 1, 2006, the Securities and Exchange Commission declared the registration statement registering the shares underlying the warrants in the 2005 Financing effective and accordingly the warrant liability was reclassified to additional paid in capital. During the period from June 5, 2006 to July 31, 2006, the fair value of the 2006 Financing warrants increased by $901,000 which was charged to the statement of operations. On July 31, 2006, the Securities and Exchange Commission declared the registration statement registering the shares underlying the warrants issued in the 2006 Financing effective and accordingly the warrant liability was reclassified to additional paid in capital. The warrant liability and revaluations have not and will not have any impact on the Company’s working capital, liquidity, or business operations.

In connection with the 2006 Financing, we were required to reduce the exercise price of the 2005 Financing warrants to purchase 2,500,000 shares of common stock from $1.00 per share to $0.50 per share, the purchase price of the common stock issued in the 2006 Financing. As a result of the change in the exercise price, these warrants were revalued resulting in an increase in their value of $105,000 which was charged to the statement of operations.

We accreted $81,000 of dividends on our Series A preferred stock during fiscal 2006. All of the outstanding Series A Convertible Preferred Stock was converted into common stock in fiscal 2006 and we no longer accrete dividends on the Series A Convertible Preferred Stock.

Fiscal Year Ended September 30, 2005 Compared to Fiscal Year Ended September 30, 2004

We had a net loss attributable to common stockholders of $6,905,000 for the fiscal year ended September 30, 2005, versus a net loss attributable to common stockholders of $17,302,000 for fiscal 2004.

We recognized $252,000 of grant income during the fiscal year 2005 versus $305,000 of grant income during fiscal year 2004.

Research and Development

R&D expenses decreased $3,780,000, or 46%, to $4,515,000 for fiscal year 2005 from $8,295,000 for fiscal year 2004. Our primary operational focus and R&D spending during fiscal year 2005 was on conducting our Phase I clinical trial for the treatment of ALS and preclinical pharmacology and toxicology tests, while our primary operational focus and R&D spending during fiscal year 2004 was on preclinical pharmacology and toxicology tests on our lead compound, AEOL 10150. We eliminated our R&D staff during fiscal year 2004 and are currently using consultants to conduct our R&D activities. Therefore, we incurred greater expenses for clinical trial and sponsored research costs in fiscal year 2005, compared with fiscal year 2004, in which we incurred higher expenses associated with preclinical activities and payroll costs.

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

G&A expenses decreased $1,313,000, or 33%, to $2,674,000 for fiscal year 2005 from $3,987,000 for fiscal year 2004. G&A expenses were lower during fiscal year 2005 versus 2004 due to a lower amount of amortization expense related to the accelerated vesting of stock options following a change in the board of directors in 2004 ($270,000 during fiscal year 2005 versus $1,580,000 during fiscal year 2004), and lower salaries and wages as a result of a reduction of staffing levels in 2004 and 2005 ($796,000 during fiscal year 2005 versus $1,182,000 for fiscal year 2004). During June 2005, we did not renew the employment contract with our former Chief Financial Officer and as a result incurred non-recurring severance expenses in the amount of $219,000. In August 2005, we closed our offices in Research Triangle Park, North Carolina, and accrued for all remaining lease payments in the amount of $217,000.

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

Liquidity and Capital Resources

At September 30, 2006, we had $3,324,000 of cash, an increase of $2,698,000 from September 30, 2005. The increase in cash from September 30, 2005 to 2006 was primarily due to the 2005 Financing and 2006 Financing offset by fiscal 2006 cash operating expenses. We believe we have adequate financial resources to conduct operations into the third quarter of fiscal year 2007. This raises substantial doubt about our ability to continue as a going concern, which will be dependent on our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing and, ultimately, to achieve operating profit.

We incurred operational losses of $5,604,000 during fiscal 2006. Our ongoing cash requirements will depend on numerous factors, particularly the progress of our catalytic antioxidant program and clinical trials and our ability to negotiate and complete collaborative agreements or out-licensing arrangements. In order to help fund our on-going operating cash requirements, we intend to seek new collaborations for our antioxidant research program that include initial cash payments and on-going research support. In addition, we will need to raise additional funds and explore other strategic and financial alternatives, including a merger with another company and the establishment of new collaborations for current research programs that include initial cash payments and ongoing research support, or the out-licensing of our compounds for development by a third party.

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

Contractual Obligations

Our contractual obligations (in thousands) as of September 30, 2006 were as follows:

		Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-term debt	$956	$956	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating leases	—	—	—	—	—
Purchase obligations	2,470	2,245	225	—	—
Total	$3,426	$3,201	$225	$—	$—

In December 1999, we sold IRL, our anti-infectives division, to a private pharmaceutical company. We remain contingently liable through May 2007 for a lease obligation of approximately $644,000 assumed by the purchaser on the former IRL facility in Cranbury, New Jersey. This contingent lease obligation is not recorded as a liability and is not included in the above table.

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

We completed our corporate reorganization on November 20, 2003. The reorganization involved the merger of our former parent company into one of its wholly owned subsidiaries. Upon consummation of the merger, a $3.0 million note held by Goodnow, including accrued interest, converted into 3,060,144 shares of our common stock. On April 19, 2004, we sold $10.26 million of our common stock in a private placement. In conjunction with the private placement, Goodnow voluntarily converted a $5.0 million debenture, including accrued interest thereon, into 5,046,875 shares of our common stock, which, along with the 3,060,144 shares issued in the merger and the 20 shares that Goodnow owned before the consummation of the merger, represented 58.1% of the shares of our common stock outstanding on November 30, 2004. As of November 30, 2006, Xmark, through its management of Goodnow and the Xmark Funds, and through the Xmark Voting Trust, had voting power over 47.0% of our outstanding common stock. As a result of this significant ownership, Goodnow is able to significantly influence, if not control, future actions voted on by stockholders of our company.

As part of the $8.0 million financing from Goodnow, we agreed:
·	to secure the $8.0 million debt with liens on all of our assets, which liens expired on April 19, 2004 when the remaining debt converted to shares of common stock;
·	to spend the financing proceeds only in accordance with a budget and development plan agreed to by Goodnow;
·
to not enter into any arrangement with a party other than Goodnow in which we would raise capital through the issuance of our securities other than the raising of up to an aggregate of $20,000,000 through the issuance of shares of our common stock at a price of greater than $3.00 per share and which would represent 25% or less of our then outstanding common stock on an as-converted to common and fully diluted basis. If we agree to or consummate a financing transaction with someone other than Goodnow that exceeds these limitations, we will pay Goodnow a break-up fee of $500,000. Goodnow approved the April 2004 private placement, which exceeded these limitations, and waived the fee. However, the $20,000,000 limitation was lowered to $9,740,000 and the 25% limitation was reduced to zero. Goodnow also approved the 2005 Financing and 2006 Financing, each of which exceeded these limitations and waived the fee; and

·
to allow Goodnow to appoint one director to our board of directors, provided Goodnow owns at least 10%, but less than 20%, of our outstanding common stock, on an as-converted to common and fully diluted basis, and two directors if Goodnow owns more than 20% of our outstanding common stock.

In addition, without Goodnow’s prior approval, we have agreed to not:
·
make any expenditure or series of related expenditures in excess of $25,000, except (i) expenditures pursuant to the SBIR grant from the U.S. Small Business Administration, (ii) specified in a budget approved in writing in advance by Goodnow and our Board, and (iii) directly relating to the development of AEOL 10150 for the treatment of ALS;

·	change our business or operations;
·	merge with or sell or lease a substantial portion of our assets to any entity;
·	incur debt from any third party or place a lien on any of our properties;
·	amend our certificate of incorporation or bylaws;
·	increase the compensation we pay our employees;
·	pay dividends on any class of our capital stock;
·	cancel any debt except for full value; or
·	issue any capital stock except pursuant to agreements with or as agreed to by Goodnow.

The affirmative covenants expire on the earliest of:
·	the date that Goodnow owns less than 20% of our outstanding common stock on an as converted basis;
·
the completion, to the absolute satisfaction of Goodnow, of initial clinical safety studies of AEOL 10150, and analysis of the data developed based upon such studies with results satisfactory to Goodnow, in its absolute discretion, to initiate efficacy studies of AEOL 10150; or

·	the initiation of dosing of the first human patient in an efficacy-based study of AEOL 10150.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, judgments and the policies underlying these estimates on a periodic basis as the situation changes, and regularly discuss financial events, policies, and issues with our independent registered public accounting firm and members of our audit committee. We routinely evaluate our estimates and policies regarding revenue recognition; clinical trial, preclinical, manufacturing and patent related liabilities; license obligations; inventory; intangible assets; share-based payments; and deferred tax assets.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Aeolus Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Aeolus Pharmaceuticals, Inc. (the “Company”) as of September 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aeolus Pharmaceuticals, Inc. as of September 30, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, the Company has suffered recurring losses from operations and does not currently possess sufficient working capital to fund its operations throughout the next fiscal year. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HASKELL & WHITE LLP

HASKELL & WHITE LLP

Irvine, CA
December 7, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Aeolus Pharmaceuticals, Inc. and Subsidiaries:
We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of Aeolus Pharmaceuticals, Inc. (a Delaware corporation) and Subsidiaries (the Company) for the year ended September 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statements of operations, stockholders’ equity and cash flows are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the statements of operations, stockholders’ equity and cash flows, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation in the statements of operations, stockholders’ equity and cash flows. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Aeolus Pharmaceuticals, Inc. and Subsidiaries for the year ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Raleigh, North Carolina
November 19, 2004

AEOLUS PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	September 30,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$3,324	$626
Prepaids and other current assets	104	303
Total current assets	3,428	929

Property and equipment, net	—	—
Investment in CPEC LLC	126	8
Total assets	$3,554	$937

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$868	$712
Accrued expenses	23	290
Current maturity of long-term note payable	956	—
Total current liabilities	1,847	1,002

Long-term note payable	—	867
Total liabilities	1,847	1,869

Commitments and Contingencies (Note G and N)

Stockholders' equity (deficit):
Preferred stock, $.01 par value per share, 10,000,000 shares authorized:
Series B nonredeemable convertible preferred stock, 600,000 shares authorized; 475,087 shares issued and outstanding as of September 30, 2006 and 2005	5	5
Common stock, $.01 par value per share, 50,000,000 shares authorized; 29,265,249 and 14,038,259 shares issued and outstanding at September 30, 2006 and 2005, respectively	293	140
Additional paid-in capital	154,311	146,016
Accumulated deficit	(152,902)	(147,093)
Total stockholders' equity (deficit)	1,707	(932)
Total liabilities and stockholders' equity (deficit)	$3,554	$937
The accompanying notes are an integral part of these consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Fiscal Year Ended September 30,
	2006	2005	2004

Revenue
Grant income	$92	$252	$305

Costs and expenses:
Research and development	3,480	4,515	8,295
General and administrative	2,216	2,674	3,987
Total costs and expenses	5,696	7,189	12,282

Loss from operations	(5,604)	(6,937)	(11,977)
Equity in income of CPEC LLC ($315 dividend received in 2006)	433	—	—
Interest expense, net	(6)	(31)	(5,213)
Increase in fair value of common stock warrants	(604)	—	—
Other income	53	63	23

Net loss	(5,728)	(6,905)	(17,167)
Preferred stock dividend and accretion	(81)	—	(135)

Net loss attributable to common stockholders	$(5,809)	$(6,905)	$(17,302)

Net loss per common share (basic and diluted):	$(0.31)	$(0.49)	$(2.06)

Weighted average common shares outstanding:
Basic and diluted	18,926	13,976	8,388

The accompanying notes are an integral part of these consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Dollars in thousands)

	Series A Preferred Stock (not part of equity)		Series B Preferred Stock		Common Stock		Additional Paid-in Capital	Restricted Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value

Balance at September 30, 2003	—	—	503,544	$5	1,413,383	$14	$105,892	$(104)	$(122,886)	$(17,079)

Series C preferred stock dividends and accretion	—	—	—	—	—	—	—	—	(135)	(135)
Common stock issued in exchange of Series C preferred stock	—	—	—	—	225,533	2	14,635	—	—	14,637
Common stock issued in exchange for notes payable and accrued interest	—	—	—	—	8,141,979	81	8,061	—	—	8,142
Beneficial conversion feature of convertible debt	—	—	—	—	—	—	5,000	—	—	5,000
Proceeds from offerings of Employee Stock Purchase Plan	—	—	—	—	652	—	2	—	—	2
Sale of common stock pursuant to stock offering, net of issuance costs of $901	—	—	—	—	4,104,000	41	9,318	—	—	9,359
Exercise of common stock options	—	—	—	—	61,756	1	75	—	—	76
Stock-based compensation and amortization of restricted stock	—	—	—	—	—	—	2,593	104	—	2,697
Net loss for the fiscal year ended September 30, 2004	—	—	—	—	—	—	—	—	(17,167)	(17,167)

Balance at September 30, 2004	—	—	503,544	5	13,947,303	139	145,576	—	(140,188)	5,532

Common stock issued in exchange of Series B preferred stock	—	—	(28,457)	—	28,457	—	—	—	—	—
Compensation expense on the accelerated vesting of employee stock options	—	—	—	—	—	—	293	—	—	293
Exercise of common stock options	—	—	—	—	62,499	1	62	—	—	63
Stock-based compensation	—	—	—	—	—	—	85	—	—	85
Net loss for the fiscal year ended September 30, 2005	—	—	—	—	—	—	—	—	(6,905)	(6,905)

Balance at September 30, 2005	—	—	475,087	5	14,038,259	$140	$146,016	$—	$(147,093)	$(932)

The accompanying notes are an integral part of these consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (continued) (Dollars in thousands)
	Series A Preferred Stock (not part of equity)
			Series B Preferred Stock		Common Stock		Additional Paid-in Capital	Restricted Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value

Balance at September 30, 2005	—	—	475,087	5	14,038,259	$140	$146,016	$—	$(147,093)	$(932)

Sale of Series A Preferred Stock, net of issuance costs of $87,000	1,250,000	$354	—	—	—	—	(87)	—	—	(87)
Conversion of Series A Preferred Stock	(1,250,000)	$(354)			5,000,000	50	304	—	—	354
Sale of common stock pursuant to stock offering, net of issuance costs of $46,000	—	—	—	—	10,000,000	100	43	—	—	143
Common stock issued pursuant to a license agreement	—	—	—	—	25,000	1	12	—	—	13
Exercise of common stock options	—	—	—	—	83,332	1	82	—	—	83
Stock-based compensation and amortization of warrants	—	—	—	—	—	—	500	—	—	500
Reclassification of common stock warrant liabilities	—	—	—	—	—	—	7,361	—	—	7,361
Series A preferred stock dividends and accretion	—	—	—	—	118,658	1	80	—	(81)	—
Net loss for the fiscal year ended September 30, 2006	—	—	—	—	—	—	—	—	(5,728)	(5,728)
Balance at September 30, 2006	—	—	475,087	$5	29,265,249	$293	$154,311	$—	$(152,902)	$1,707

The accompanying notes are an integral part of these consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended September 30,
	2006	2005	2004

Cash flows from operating activities:
Net loss	$(5,728)	$(6,905)	$(17,167)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	9	10
Noncash compensation	500	293	2,569
Noncash interest and financing costs	89	81	5,153
Noncash consulting and license fee	13	85	128
Increase in fair value of common stock warrants	604	—	—
Amortization of debt issuance costs	—	—	15
(Gain) on sale or disposal of equipment	—	(19)	—
Change in assets and liabilities:
Accounts receivable	13	124	(131)
Prepaids and other assets	(247)	25	140
Accounts payable and accrued expenses	(111)	(535)	642
Net cash used in operating activities	(4,867)	(6,842)	(8,641)

Cash flows from investing activities:
Proceeds from dividend from CPEC LLC	315	—	—
Proceeds from sale of equipment	—	25	—
Net cash provided by investing activities	315	25	—

Cash flows from financing activities:
Proceeds from the issuance of Series A Preferred Stock	2,413	—	—
Proceeds from issuance of common stock and warrants, net of issuance costs	4,754	—	9,436
Proceeds from exercise of stock options	83	62	—
Proceeds from notes payable, net of issuance costs	—	—	6,000
Net cash provided by financing activities	7,250	62	15,436
Net increase (decrease) in cash and cash equivalents	2,698	(6,755)	6,795
Cash and cash equivalents at beginning of year	626	7,381	586
Cash and cash equivalents at end of year	$3,324	$626	$7,381

Supplemental disclosure of cash flow information:
Cash payments of interest	$—	$—	$1
Supplemental disclosure of non-cash investing and financing activities:
Common stock issued in exchange for Series A preferred stock	$354	$—	$—
Common stock issued in exchange for Series B preferred stock	$—	$28	$—
Common stock issued in exchange for Series C preferred stock	$—	$—	$14,637
Common stock issued in exchange for notes payable and accrued interest	$—	$—	$8,142
Beneficial conversion feature of convertible debt	$—	$—	$5,000
Preferred stock dividend accreted	$81	$—	$135

The accompanying notes are an integral part of these consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

A. Nature of the Business

Aeolus Pharmaceuticals, Inc. is a biopharmaceutical company that is developing a new class of catalytic antioxidant compounds for diseases and disorders of the central nervous system, respiratory system, autoimmune system and oncology.

The “Company” or “Aeolus” refers collectively to Aeolus Pharmaceuticals, Inc., a Delaware corporation (“Aeolus”) and its wholly owned subsidiary, Aeolus Sciences, Inc., a Delaware corporation (“Aeolus Sciences”). As of September 30, 2006, Aeolus also owned a 35.0% interest in CPEC LLC, a Delaware limited liability company (“CPEC”). The Company’s primary operations are located in Laguna Niguel, California.

On July 16, 2004, the Company effected a one-for-ten reverse stock split of its common stock and changed its name from Incara Pharmaceuticals Corporation to Aeolus Pharmaceuticals, Inc. All common stock amounts in these financial statements have been adjusted for the reverse stock split. On November 20, 2003, the Company’s stockholders approved a reorganization and merger (see Note H).

B. Liquidity

The Company has incurred significant operating losses and cash outflows from operations of $5,604,000 and $4,867,000 for the fiscal year ended September 30, 2006, respectively. The Company expects to incur additional losses and negative cash flow from operations in fiscal 2007 and for several more years. Management believes the Company has adequate financial resources to conduct operations into the third quarter of fiscal year 2007. This raises substantial doubt about our ability to continue as a going concern, which will be dependent on our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing and, ultimately, to achieve operating profit.

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

C. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Aeolus and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated. The Company uses the equity method to account for its 35.0% ownership interest in CPEC.

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

Cash and Cash Equivalents

The Company invests available cash in short-term bank deposits, money market funds, commercial paper and U.S. Government securities. Cash and cash equivalents include investments with maturities of three months or less at the date of purchase. The carrying value of cash and cash equivalents approximate their fair market value at September 30, 2006 and 2005 due to their short-term nature.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method based on estimated useful lives or, in the case of leasehold improvements and equipment under capital leases, over the lesser of the estimated useful lives or the lease terms. The estimated useful lives are two years for computers and five years for equipment. No impairments of property and equipment were required to be recognized during the fiscal year ended September 30, 2006 and 2005, except as described in the following sentence. As a result of the closure of the Company’s offices in the Research Triangle Park, North Carolina in August 2005, the Company wrote off impaired office and laboratory facilities leasehold improvements no longer utilized with a net book value of $6,000 in fiscal 2005. There were no other impairments in fiscal year 2005.

Expenses for repairs and maintenance are charged to operations as incurred. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is credited or charged to operations.

Revenue Recognition

Grant income is recognized as revenue as work under the grant is performed and the related expenses are incurred.

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

Net Loss Per Common Share

The Company computes basic net loss per weighted share attributable to common stockholders using the weighted average number of shares of common stock outstanding during the period. The Company computes diluted net loss per weighted share attributable to common stockholders using the weighted average number of shares of common and dilutive potential common shares outstanding during the period. Potential common shares consist of stock options, convertible debt, warrants and convertible preferred stock using the treasury stock method and are excluded if their effect is anti-dilutive. Diluted weighted average common shares excluded incremental shares of approximately 19,439,000, 5,119,000 and 4,764,000 as of September 30, 2006, 2005 and 2004, respectively, related to stock options, convertible debt, convertible preferred stock and warrants to purchase common stock. These shares are excluded due to their anti-dilutive effect as a result of the Company’s net loss.

Accounting for Stock-Based Compensation

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

Prior to October 1, 2005, the Company accounted for stock-based compensation based on the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), as amended by the Financial Accounting Standards Board (the “FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” (“FIN 44”). APB No. 25 and FIN 44 state that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the Company’s common stock on the grant date. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), which requires employee compensation expense to be disclosed based on the fair value of the options granted at the date of the grant.

Segment Reporting

The Company currently operates in only one segment.

D. CPEC LLC

The Company uses the equity method to account for its 35.0% ownership interest in CPEC. During fiscal 2003, CPEC licensed bucindolol, a drug previously under development by the Company for the treatment of heart failure, to ARCA Discovery, Inc. in return for possible future royalty and milestone payments. During fiscal 2006, CPEC agreed to modify the license agreement between CPEC and ARCA Discovery, Inc. and received 400,000 shares of ARCA Discovery, Inc. common stock as consideration for the amendment. In addition, during fiscal 2006, CPEC received a milestone payment of $1,000,000 as a result of ARCA Discovery, Inc. completing a financing. During fiscal 2006, CPEC declared and paid a dividend of which the Company received $315,000. CPEC had $360,000 and $24,000 of net assets at September 30, 2006 and 2005, respectively. Aeolus’ share of CPEC’s net assets is included in other current assets.

E. Property and Equipment

Property and equipment consisted of the following at September 30, 2006 and 2005 (in thousands):

	2006	2005

Office equipment	$35	$35
Laboratory equipment	—	—
Leasehold improvements	—	—
	35	35
Less: accumulated depreciation and amortization	(35)	(35)
	$—	$—

Depreciation and amortization expense was zero, $9,000 and $10,000 for the fiscal years ended September 30, 2006, 2005 and 2004, respectively. During fiscal year 2005, the Company wrote off impaired office and laboratory facilities leasehold improvements no longer utilized with a net book value of $6,000 as a result of the closure of the Company’s offices in Research Triangle Park, North Carolina in August 2005.

Rent expense under non-cancelable operating leases was $2,000, $563,000 and $282,000 for the fiscal years ended September 30, 2006, 2005 and 2004, respectively.

F. Accrued Expenses

At September 30, 2006 and 2005, accrued expenses consisted of the following (in thousands):

	2006	2005

Lease reserve	$—	$267
Payroll-related liabilities	23	10
Other	—	13
	$23	$290

G. Commitments

In December 1999, Aeolus sold IRL, its anti-infectives division, to a pharmaceutical company. Aeolus remains contingently liable through May 2007 for a lease obligation of approximately $644,000 assumed by the purchaser on the former IRL facility in Cranbury, New Jersey. The Company has not recorded any liability for this lease obligation, as the lease is currently under a sublease arrangement and the Company does not expect to incur any additional expenses.

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

I. $5,000,000 Debenture

In January 2004, the Company closed on a secured convertible debenture facility of $5,000,000 with Goodnow (the “Debenture”). The Debenture had a due date of December 24, 2004, an interest rate of 10% and was secured by all of the assets of the Company. The Debenture, including interest, was convertible into common stock at a price of $1.00 per share. In connection with the issuance of the $3M Note and the Debenture, the Company agreed to various covenants, restrictions on its operations and restrictions on the payment of dividends. The Company borrowed $5,000,000 under the Debenture during the period from January 2004 through April 16, 2004. Since the conversion rate of the Debenture of $1.00 per share was less than the market value of the Company’s common stock at the time of the advances, a portion of the proceeds were allocated to additional paid-in capital for this beneficial conversion feature. As the amount of the beneficial conversion feature exceeded the proceeds of the Debenture, the amount of the beneficial conversion feature recorded was limited to the $5,000,000 proceeds from the Debenture. On April 19, 2004, Goodnow voluntarily converted the principal and interest into 5,046,875 shares of the Company’s common stock at a price of $1.00 per share. As the Debenture was terminated early and converted to common stock in April 2004, the $5,000,000 beneficial conversion feature of the Debenture was recognized as non-cash interest expense during fiscal 2004.

J. Other Notes Payable

In August 2002, Aeolus borrowed from Elan $638,000 pursuant to the terms of a note arrangement with Elan. The note payable accrues interest at 10% compounded semi-annually. The note is convertible at the option of Elan into shares of the Company’s Series B non-voting convertible preferred stock (“Series B Stock”) at $43.27 per share. The note will mature on December 21, 2006, when the outstanding principal plus accrued interest will be due and payable. Aeolus has the option to repay the note either in cash or in shares of Series B Stock and warrants having a then fair market value of the amount due; provided that the fair market value used for calculating the number of shares to be issued will not be less than $13.00 per share. As of September 30, 2006, the outstanding balance on the note payable to Elan was $956,000.

K. Stockholders’ Equity (Deficit)

Preferred Stock

The Certificate of Incorporation of Aeolus authorizes the issuance of up to 10,000,000 shares of Preferred Stock, at a par value of $.01 per share. The Board of Directors has the authority to issue Preferred Stock in one or more series, to fix the designation and number of shares of each such series, and to determine or change the designation, relative rights, preferences, and limitations of any series of Preferred Stock, without any further vote or action by the stockholders of the Company.

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

In January 2001, Aeolus issued to Elan 28,457 shares of Series B Stock. In February 2002, the Company issued 58,883 shares of Series B Stock and 480,000 shares of common stock to Elan in exchange for a $1,400,000 note payable to Elan. In May 2002, the Company sold 416,204 shares of Series B Stock to Elan for $3,000,000. On January 14, 2005, Elan converted 28,457 shares of the Series B Stock in 28,457 shares of common stock. As of September 30, 2006, 475,087 shares of Series B Stock were outstanding. Each share of Series B Stock is convertible into one share of common stock.

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

Pursuant to the terms of the registration rights agreement entered into in connection with the transaction, the Company filed a registration statement with Securities and Exchange Commission which was declared effective on March 1, 2006. The registration rights agreement further provides that if a registration statement is not filed or declared effective within specified time periods, the Company would be required to pay each holder an amount in cash, as liquidated damages, equal to 1.5% per month of the aggregate purchase price paid by such holder in the private placement for the common stock and warrants then held. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock,” and the terms of the warrants and the transaction documents, at the closing date for the financing, November 21, 2005, the fair value of the warrants issued in the private placement were accounted for as a liability. The warrant liability was reclassified to equity when the Securities and Exchange Commission declared the registration statement effective on March 1, 2006. Through March 1, 2006, the warrant liability was revalued at each balance sheet date and the change in fair value was charged to the statement of operations. Between November 21, 2005 and March 1, 2006, the fair value of the warrant decreased by $401,000 which was credited to the statement of operations.

In connection with the June 5, 2006 financing, all outstanding shares of the Series A Preferred Stock were converted into an aggregate of 5,000,000 shares of common stock. In addition, the exercise price of the warrants to purchase up to an aggregate of 2,500,000 shares of common stock issued in the November 2005 financing were lowered from $1.00 per share to $0.50 per share in accordance with the terms of the warrants. As a result of the change of the conversion terms of the Series A Preferred Stock from two shares of common stock to four shares of common stock, the Company recognized a dividend in the amount of $900,000. Such amount was determined as the incremental intrinsic value of the beneficial conversion feature that was triggered upon conversion of the Series A Preferred stock and ws recorded as additional paid-in capital.

Common Stock

On April 19, 2004, Aeolus completed a private placement sale of 4,104,000 shares of common stock at $2.50 per share, resulting in net proceeds of $9,359,000 (after deducting costs of the sale) (the “Private Placement”). The Company issued warrants to the investors to purchase an aggregate of 1,641,600 shares of common stock with an exercise price of $4.00 per share and issued a warrant to the placement agent for the private placement to purchase 410,400 shares of common stock with an exercise price of $2.50 per share.

On June 5, 2006, Aeolus completed a private placement of 10,000,000 shares of the Company’s Common Stock (the “Shares”) at a purchase price of $0.50 per share for aggregate gross proceeds of $5,000,000, issued to the certain investors in the private placement warrants (the “Investor Warrants”) to purchase up to an aggregate of 7,000,000 shares of common stock of the Company with an exercise price of $0.75 per share and issued to Efficacy Biotech Master Fund Ltd. a warrant (the “Efficacy Warrant”) to purchase up to an aggregate of 4,000,000 shares of common stock with an exercise price of $0.50 per share. The Investor Warrants are exercisable until June 5, 2011 and may be exercised by the holder only pursuant to a cash payment. The Efficacy Warrant is exercisable until June 5, 2007 and may be exercised by the holder only pursuant to a cash payment. The aggregate net proceeds to the Company from the 2006 Financing, after deducting for expenses, were approximately $4,754,000. The Company intends to use the net proceeds from the financing to finance the clinical development of AEOL 10150 and to fund ongoing operations of the Company.

The fair value of the warrants issued on June 5, 2006 was estimated to be $4,716,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; risk free interest rate of 5.0%; expected volatility of 120% for the Investor Warrants and 124% for Efficacy Warrant; and an expected life of five years for the Investor Warrants and one year for the Efficacy Warrant. The proceeds from the private placement were first allocated to the fair value of the warrants and the remaining proceeds were attributed to the value of the common stock.

Pursuant to the terms of the Subscription Agreement for the 2006 Financing, the Company filed a registration statement with the Securities and Exchange Commission which was declared effective on July 31, 2006. The Subscription Agreement further provides that if a registration statement is not filed or declared effective within specified time periods, the Company would be required to pay each holder an amount in cash, as liquidated damages, equal to 1.0% per month of the aggregate purchase price paid by such holder in the private placement for the common stock and warrants then held. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock,” and the terms of the warrants and the transaction documents, at the closing date, June 5, 2006, the fair value of the warrants issued in the private placement were accounted for as a liability. The warrant liability was reclassified to equity when the Securities and Exchange Commission declared the registration statement effective. From June 5, 2006 to July 31, 2006, the date in which a registration statement registering the shares underlying the warrants was declared effective, the warrant liability was revalued at each balance sheet date and changes in fair value were charged to the statement of operations. Between June 5, 2006 and July 31, 2006, the fair value of the warrant increased by $901,000 which was charged to the statement of operations. The warrant liability and revaluations have not and will not have any impact on the Company’s working capital, liquidity, or business operations.

Warrants

In connection with the private placement in June 2006, Aeolus issued to the Investor Warrants to purchase up to an aggregate of 7,000,000 shares of common stock of the Company with an exercise price of $0.75 per share and issued the Efficacy Warrant to purchase up to an aggregate of 4,000,000 shares of common stock with an exercise price of $0.50 per share. The Investor Warrants are exercisable until June 5, 2011 and may be exercised by the holder only pursuant to a cash payment. The Efficacy Warrant is exercisable until June 5, 2007 and may be exercised by the holder only pursuant to a cash payment.

In connection with the 2005 Financing, Aeolus issued warrants to purchase 2,500,000 shares at an exercise price of $1.00 per share. In accordance with the terms of the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, the conversion price of the Company’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”) and the exercise price of the warrants previously issued to the Series A Preferred Stock holders in November 2005 were each automatically reduced to $0.50 per share, the purchase price of the common stock issued in the 2006 Financing. As a result of the change in the exercise price, these warrants were revalued resulting in an increase in the value of $105,000 which was charged to the statement of operations.

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

During fiscal 2006, Aeolus issued to an accredited investor a warrant to purchase up to an aggregate of 250,000 shares of common stock with an exercise price ranging from $0.50 to $2.50 per share in accordance with the terms of a consulting agreement.

The Company incurred $76,000 of expense related to warrants issued in fiscal 2006. No warrant expense was incurred in fiscal 2004 and fiscal 2005.

As of September 30, 2006, warrants to purchase 15,848,759 shares of common stock were outstanding. Details of the warrants for common stock outstanding at September 30, 2006 were as follows:

Number of Shares	Exercise Price	Expiration Date

4,000,000	$0.50	June 2007
50,000	$0.50	May 2011
2,500,000	$0.50	November 2010
7,000,000	$0.75	June 2011
50,000	$1.00	May 2011
35,000	$1.00	July 2008
50,000	$1.50	May 2011
50,000	$2.00	May 2011
50,000	$2.50	May 2011
410,400	$2.50	April 2009
1,641,600	$4.00	April 2009
1,759	$19.90	October 2008
10,000	$20.25	October 2006
15,848,759

L. Stock Compensation Plans

Stock Option Plans

As an integral component of a management and employee retention program designed to motivate, retain and provide incentive to the Company’s management, employees and key consultants, the Board of Directors approved the 2004 Stock Option Plan (the “2004 Plan”) and reserved 2,000,000 shares of common stock for issuance under the 2004 Plan. As of September 30, 2006, 761,559 shares were available to be granted under the 2004 Plan. The exercise price of the incentive stock options (“ISOs”) granted under the 2004 Plan must not be less than the fair market value of the common stock as determined on the date of the grant. The options may have a term up to 10 years. Options typically vest immediately or up to one year following the date of the grant.

Under the Company’s 1994 Stock Option Plan (the “1994 Plan”), incentive ISOs or non-qualified stock options to purchase 2,500,000 shares of Aeolus’ common stock may be granted to employees, directors and consultants of the Company. As of September 30, 2006, there were no shares available to be granted under the 1994 Plan. The exercise price of the ISOs granted under the 1994 Plan must not be less than the fair market value of the common stock as determined on the date of the grant. The options may have a term up to 10 years. Options typically vest over three years following the date of the grant.

During fiscal 2005 and 2004, the Company recognized non-cash charges totaling $294,000 and $2,569,000, respectively, for accelerated vesting of stock options as a result of a change in the Board of Directors and the resignation of the Company’s former Chief Executive Officer.

Stock option activity under the 2004 Plan and 1994 Plan were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life	Intrinsic Value

Outstanding at September 30, 2003	1,675,685	$5.25	9.3 years	$367
Granted	406,324	$2.62	10.0 years	----
Exercised	(61,756)	$1.22	8.8 years	178
Cancelled	(8,033)	$43.26
Outstanding at September 30, 2004	2,012,220	$4.69	8.6 years	92
Granted	463,300	$0.96	10.0 years	----
Exercised	(62,499)	$1.00	9.9 years	2
Cancelled	(18,930)	$6.77
Outstanding at September 30, 2005	2,394,091	$4.05	8.0 years	92
Granted	777,641	$0.81	10.0 years	---
Exercised	(83,332)	$1.00	9.2 years	(14)
Cancelled	(16,594)	$16.84
Outstanding at September 30, 2006	3,071,806	$3.25	7.7 years	$22
Exercisable at September 30, 2006	2,532,220	$3.76	7.2 years	$11

Stock options granted to consultants during fiscal 2005 and 2004 were fully vested when issued, and $85,000 and $138,000, respectively, were expensed upon issuance. Stock options granted to consultants during fiscal year 2006 were fully vested when issued or vested over a twelve month period and during fiscal 2006, stock option expense for stock options granted to consultants was $199,000. For the fiscal years ended September 30, 2006, 2005 and 2004, all stock options were issued at or above the fair market value of a share of common stock. The weighted-average grant-date fair value of options granted during the fiscal years 2006, 2005 and 2004 was $0.81, $0.94, and $2.09, respectively.

A summary of the status of nonvested shares as of September 30, 2006, and changes during the year ended September 30, 2006 was:
Shares

Nonvested at September 30, 2005	112,917
Granted	777,641
Vested	(350,972)
Nonvested at September 30, 2006	539,586

The total deferred compensation expense for outstanding stock options was $300,000 as of September 30, 2006, which will be recognized over a weighted average period of 5 months. The total fair value of shares vested during fiscal years 2006, 2005, 2004 was $424,000, $755,000, and $1.2 million, respectively.

The details of stock options outstanding at September 30, 2006 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2006	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable at September 30, 2006	Weighted Average Exercise Price

$0.40 - $0.75	329,164	$0.73	9.2 years	120,831	$0.71
$0.78 - $0.81	131,000	$0.80	9.7 years	56,000	$0.80
$0.85	333,744	$0.85	9.1 years	78,744	$0.85
$0.89 - $1.00	327,910	$0.94	9.0 years	327,910	$0.94
$1.03 - $1.45	83,850	$1.13	8.5 years	83,850	$1.13
$1.50	1,256,015	$1.50	6.8 years	1,256,015	$1.50
$1.52 - $5.00	374,557	$2.73	7.8 years	373,304	$2.74
$5.10 - $31.90	186,768	$18.89	4.7 years	186,768	$18.89
$50.9375	2,998	$50.94	3.5 years	2,998	$50.94
$51.25	45,800	$51.25	3.5 years	45,800	$51.25
$0.40 - $51.25	3,071,806	$3.25	7.7 years	2,532,220	$3.76

Under the principles of APB No. 25, the Company did not recognize compensation expense associated with the grant of stock options to employees unless an option was granted with an exercise price at less than fair market value. SFAS 123 requires the use of option valuation models to recognize as expense stock option grants to consultants and to provide supplemental information regarding options granted to employees.

Had compensation expense, assuming it was recognized on a straight-line basis over the vesting period for awards under the 1994 Plan and the 2004 Plan, been determined based on the fair value at the grant date, consistent with the provisions of SFAS 123 and SFAS 148, the Company’s results of operations on a pro forma basis would have been as follows:

	For the year ended September 30,
	2005	2004
Net loss attributable to common stockholders (in thousands):
As reported	$(6,905)	$(17,302)
Add: APB 25 compensation expense on the accelerated vesting of employee stock options	294	1,394
Less: pro forma adjustment for stock-based compensation expense	(676)	(1,081)
Pro forma	$(7,287)	$(16,989)
Basic and diluted net loss per weighted share attributable to common stockholders:
As reported	$(0.49)	$(2.06)
Effect of pro forma adjustment	(0.03)	0.03
Pro forma	$(0.52)	$(2.03)

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience. The fair value of each option grant for employees and consultants is estimated on the date of the grant using the Black-Scholes option valuation model with the following weighted-average assumptions used for grants:

	For the fiscal year ended September 30,
	2005	2004
Dividend yield	0%	0%
Expected volatility	195%	274%
Risk-free interest rate	2.9% - 4.3%	1.2% - 4.7%
Expected option life after shares are vested	10 years	3 years

Beginning October 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payments” (“SFAS No. 123(R)”) on a modified prospective transition method to account for its employee stock options. Under the modified prospective transition method, fair value of new and previously granted but unvested equity awards are recognized as compensation expense in the income statement, and prior period results are not restated. As a result of the adoption, the Company’s income from continuing operations decreased by $224,000 or $0.01 per share for fiscal 2006.

For fiscal 2006, stock-based compensation expense recognized in the income statement is as follows (in thousands):

Research and development expenses	$43
General and administrative expenses	457
Total stock-based compensation expense	$500

The fair value of the options associated with the above compensation expense for fiscal 2006, was determined at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Dividend yield	0%
Expected volatility	189-191%
Risk-free interest rate	4.3% - 5.2%
Expected option life after shares are vested	10 years

Restricted Stock

In September 1999, the Company’s Board of Directors adopted the 1999 Equity Incentive Plan (the “Equity Plan”). The Equity Plan provides for the grant of restricted stock (“Restricted Stock”) awards which entitle employees and consultants of the Company (the “Participants”) to receive shares of common stock upon satisfaction of specified vesting periods. The Company recognized none, none and $104,000 of expenses related to Restricted Stock awards during the fiscal years ended September 30, 2006, 2005 and 2004, respectively. There were no unvested shares of Restricted Stock at September 30, 2006 or 2005. In October 2005, the Board of Directors terminated the Equity Plan.

M. Income Taxes

As of September 30, 2006 and 2005, the Company had federal net operating loss (“NOL”) carryforwards of $100,383,000 and $94,309,000, respectively, state operating loss carryforwards of $23,799,000 and $43,520,000, respectively. The use of these federal NOL carryforwards might be subject to limitation under the rules regarding a change in stock ownership as determined by the Internal Revenue Code (the “Code”). The Company may have had a change of control under Section 382 of the Code during fiscal 2004 and 2006; however, a complete analysis of the limitation of the NOL carryforwards will not be completed until the time the Company projects it will be able to utilize such NOLs. The federal net operating losses will begin to expire in 2010. The state net operating losses begin to expire in fiscal year 2007. Additionally, the Company had federal research and development carryforwards as of September 30, 2006 and 2005 of $3,244,000 and $2,967,000, respectively.

Significant components of the Company’s deferred tax assets at September 30, 2006 and 2005 consisted of the following (in thousands):

	2006	2005

Net operating loss carryforwards	$35,772	$35,068
AMT credit carryforwards	37	37
Research and development credit carryforwards	3,244	2,967
Accrued payroll related liabilities	2,464	2,464
Charitable contribution carryforwards	1,109	1,109
Total deferred tax assets	42,626	41,645
Deferred tax liabilities	--	(109)
Valuation allowance for deferred assets	(42,626)	(41,536)
Net deferred tax asset	$—	$—

Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, all of the deferred tax assets have been fully offset by a valuation allowance. The change in the valuation allowance is primarily a result of the net operating loss carryforwards.

Taxes computed at the statutory federal income tax rate of 34% are reconciled to the provision for income taxes as follows (dollars in thousands):

	2006	2005	2004

Effective income tax rate	0%	0%	0%

United States Federal income tax at statutory rate	$(1,975)	$(2,348)	$(5,837)
State income taxes (net of federal benefit)	(277)	(296)	(773)
Change in valuation reserves	2,351	2,629	4,923
Other	(99)	15	1,687
Provision for income taxes	$—	$—	$—

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

O. Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(in thousands, except per share amounts)

Fiscal 2006
Total revenue	$1	$91	$—	$—	$92
Net loss attributable to common stockholders	$(1,523)	$(894)	$(3,178)	$(214)	$(5,809)
Net loss per common share (basic and diluted):
Net loss attributable to common stockholders	$(0.11)	$(0.06)	$(0.17)	$(0.01)	$(0.31)

Fiscal 2005
Total revenue	$109	$6	$121	$16	$252
Net loss attributable to common stockholders	$(1,957)	$(1,659)	$(1,636)	$(1,653)	$(6,905)
Net loss per common share (basic and diluted):
Net loss attributable to common stockholders	$(0.14)	$(0.12)	$(0.12)	$(0.12)	$(0.49)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On October 13, 2004, we announced the appointment of Grant Thornton LLP (“Grant Thornton”) as our independent registered public accounting firm for our fiscal year ended September 30, 2004. Our audit committee approved this appointment. The engagement began on October 11, 2004. We did not consult Grant Thornton during our last two most recent fiscal years or any subsequent interim period prior to the engagement regarding the application of accounting principles to a specified transaction, whether completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any matter that was either the subject of a disagreement (as contemplated by Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

On September 9, 2005, Grant Thornton resigned as our independent registered public accounting firm. The resignation was the sole decision of Grant Thornton and was not sought, recommended or approved by our audit committee. Grant Thornton was engaged to audit our financial statements for the fiscal year ended September 30, 2004 and performed reviews of our financial statements for the quarters ended December 31, 2004, March 31, 2005 and June 30, 2005. Grant Thornton’s report on our financial statements for the fiscal year ended September 30, 2004 did not contain an adverse opinion or disclaimer of opinion, nor was the report qualified or modified as to uncertainty, audit scope, or accounting principles. For the fiscal year ended September 30, 2004 and during the most recent three fiscal quarters ended June 30, 2005, and the subsequent interim period through September 9, 2005, there were no disagreements between us and Grant Thornton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Grant Thornton’s satisfaction, would have caused Grant Thornton to make reference to the subject matter of the disagreement in connection with its reports. None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K has occurred for the fiscal year ended September 30, 2004, within the three most recent fiscal quarters ended June 30, 2005, or within the interim period through September 9, 2005. Grant Thornton issued a letter addressed to the SEC stating that it agreed with the above statements concerning Grant Thornton.

On September 9, 2005, we announced the appointment of Haskell & White LLP (“Haskell & White”) as our independent registered public accounting firm for our fiscal year ended September 30, 2005. Our Audit Committee approved this appointment. The engagement began on September 9, 2005. During the two most recent fiscal years ended September 30, 2004, and the subsequent interim period through September 9, 2005, we did not consult with Haskell & White regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K. For the fiscal years ended September 30, 2005 and 2006, there were no disagreements between us and Haskell & White on any mater of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Haskell & White’s satisfaction, would have caused Haskell & White to make reference to the subject matter of the disagreement in connection with its reports. None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K has occurred for the fiscal year ended September 30, 2005 or 2006.

Item 9A. Controls and Procedures.

(a) As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Operating Officer (the Company’s Principal Executive Officer) and Chief Financial Officer (the Company’s Principal Financial and Accounting Officer), of the effectiveness of the Company’s disclosure controls and procedures required by Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Principal Executive Officer and Principal Financial and Accounting Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b) During the most recent fiscal quarter, there were no significant changes in the Company’s internal control over financial reporting or in other factors that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Certain information required by Part III is omitted from this report because the Registrant expects to file a definitive proxy statement for its 2007 Annual Meeting of Stockholders (the “Proxy Statement”) within 120 days after the end of its fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, and the information included therein is incorporated herein by reference to the extent provided below.

Item 10. Directors and Executive Officers of the Registrant.

The information required by this Item 10 concerning the Registrant’s directors is incorporated by reference to the information under the headings “Election of Directors” and “Report of the Audit Committee” in the Proxy Statement. The information required by this Item 10 concerning the Registrant’s executive officers is set forth under the heading “Executive Officers” located at the end of Part I Item 1 of this Form 10-K.

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

(2) Exhibits.

		Incorporated by Reference To
Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

2.1	Agreement and Plan of Merger and Reorganization dated September 16, 2003 between Incara, Inc. and Incara Pharmaceuticals Corporation	S-4	09/19/03	2.1
3.1	Certificate of Incorporation, as amended	10-Q	06/30/04	3.1
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	3/27/06	3.1
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	10/27/06	3.1
3.2	Bylaws, as amended	8-K	10/25/05	3.1
3.3	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of the Company dated November 18, 2005	8-K	11/23/05	3.1
4.1	Form of Common Stock Certificate	10-Q	06/30/04	4.1
4.2	Warrant to Purchase Shares of Series B Preferred Stock issued to Elan International Services, Ltd.	10-Q	12/31/00	4.3
4.3	Form of Warrant issued to investors in August 2001	S-1	08/02/01	4.4
4.4	Warrant to Purchase Common Stock of Incara Pharmaceuticals Corporation dated July 11, 2003 issued to W. Ruffin Woody, Jr.	10-Q	06/30/03	4.5
4.5	Form of Series B Preferred Stock Certificate	S-4	09/19/03	4.8
4.6	Form of Warrant to Purchase Common Stock of Incara Pharmaceuticals Corporation dated April 19, 2004 issued to investors in April 2004	8-K	04/21/04	4.9
4.7	Warrant to Purchase Common Stock of Incara Pharmaceuticals Corporation dated April 19, 2004 issued to SCO Securities LLC	8-K	04/21/04	4.10
4.8	Registration Rights Agreement dated November 21, 2005 by and among the Company and each of the Purchasers whose names appear on the Schedule attached thereto	8-K	11/23/05	4.1
4.9	Form of Warrant to Purchase Common Stock dated November 21, 2005	8-K	11/23/05	10.2
4.10	Form of Warrant to Purchase Common Stock dated June 5, 2006.	8-K	6/5/06	10.3
4.11	Warrant to Purchase Common Stock dated June 5, 2006.by and among the Company and Efficacy Biotech Master Fund Ltd.	8-K	6/5/06	10.4
10.1*	License Agreement between Duke University and Aeolus Pharmaceuticals, Inc., dated July 21, 1995	S-1	12/08/95	10.4
10.2	Exchange Agreement dated July 15, 1999, between Intercardia, Inc. and Interneuron Pharmaceuticals, Inc.	8-K	07/23/99	10.40
10.3	Registration Rights Agreement dated July 15, 1999, between Interneuron Pharmaceuticals, Inc. and Intercardia, Inc.	8-K	07/23/99	10.41
10.4	Amended and Restated Limited Liability Company Agreement of CPEC LLC dated July 15, 1999, among CPEC LLC, Intercardia, Inc. and Interneuron Pharmaceuticals, Inc.	8-K	07/23/99	10.42

Incorporated by Reference To
Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

10.5	Assignment, Assumption and License Agreement dated July 15, 1999, between CPEC LLC and Intercardia, Inc.	8-K	07/23/99	10.43
10.6*	License Agreement dated January 19, 2001 between Incara Pharmaceuticals Corporation and Incara Development, Ltd.	10-Q	12/31/00	10.59
10.7*	License Agreement dated January 19, 2001 between Elan Corporation, plc, Elan Pharma International Ltd. and Incara Development, Ltd.	10-Q	12/31/00	10.60
10.8	Convertible Promissory Note dated December 21, 2000 issued by Incara Pharmaceuticals Corporation to Elan Pharma International Ltd.	10-Q	12/31/00	10.61
10.9	Registration Rights Agreement dated December 21, 2000 among Incara Pharmaceuticals Corporation, Elan International Services, Ltd. and Elan Pharma International Ltd.	10-Q	12/31/00	10.62
10.10	Agreement and Amendment, effective as of January 22, 2001, by and among Incara Pharmaceuticals Corporation, Elan International Services, Ltd. and Elan Pharma International Limited	10-Q	03/31/01	10.64
10.11	Second Agreement and Amendment, effective as of January 22, 2001, by and among Incara Pharmaceuticals Corporation, Elan International Services, Ltd. and Elan Pharma International Limited	10-Q	03/31/01	10.65
10.12	Third Agreement and Amendment, effective as of January 22, 2001, by and among Incara Pharmaceuticals Corporation, Elan International Services, Ltd. and Elan Pharma International Limited	8-K	06/01/01	10.66
10.13	Commencement Agreement and Lease Amendment Number One, dated November 1, 2001, to Office Lease between Highwoods Realty Limited Partnership and Incara Pharmaceuticals Corporation	10-K	09/30/01	10.74
10.14	Agreement and Fourth Amendment, effective February 13, 2002, by and among Incara Pharmaceuticals Corporation, Elan International Services, Ltd., Elan Pharma International Limited and Elan Pharmaceutical Investments III, Ltd.	10-Q	12/31/01	10.75
10.15*	License Agreement dated June 25, 1998 between Duke University and Aeolus Pharmaceuticals, Inc.	10-Q	03/31/02	10.82
10.16*	License Agreement dated May 7, 2002 between Duke University and Aeolus Pharmaceuticals, Inc.	10-Q	03/31/02	10.83
10.17*	Securities Purchase Agreement dated as of May 15, 2002, among Incara Pharmaceuticals Corporation, Aeolus Pharmaceuticals, Inc., Elan Pharma International Limited and Elan International Services, Ltd.	8-K	07/03/02	10.84

Incorporated by Reference To
Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

10.18*	Development and Option Agreement dated May 15, 2002, among Elan Pharma International Limited, Incara Pharmaceuticals Corporation and Aeolus Pharmaceuticals, Inc.	8-K	07/03/02	10.85
10.19	Amended and Restated Registration Rights Agreement dated as of May 15, 2002, among Incara Pharmaceuticals Corporation, Elan International Services, Ltd. and Elan Pharma International Limited	8-K	07/03/02	10.86
10.20	Amendment No. 1 to License Agreement dated May 14, 2002, between Aeolus Pharmaceuticals, Inc. and Duke University (amending License Agreement dated July 21, 1995)	8-K	07/03/02	10.87
10.21	Amendment No. 1 to License Agreement dated May 14, 2002, between Aeolus Pharmaceuticals, Inc. and Duke University (amending License Agreement dated June 25, 1998)	8-K	07/03/02	10.88
10.22	Amendment No. 1 to License Agreement dated May 14, 2002, between Aeolus Pharmaceuticals, Inc. and National Jewish Medical and Research Center (amending License Agreement dated November 17, 2000)	8-K	07/03/02	10.89
10.23*	Asset Purchase Agreement dated October 21, 2002 between Incara Cell Technologies, Inc. and Vesta Therapeutics, Inc.	8-K	10/24/02	10.91
10.24	Amendment No. 1 dated October 30, 2002 to Asset Purchase Agreement between Incara Cell Technologies, Inc. and Vesta Therapeutics, Inc.	8-K	11/11/02	10.92
10.25	Secured Convertible Promissory Note dated July 11, 2003 issued by Incara Pharmaceuticals Corporation to W. Ruffin Woody, Jr.	10-Q	06/30/03	10.96
10.26	Convertible Secured Promissory Note dated July 28, 2003 issued by Incara, Inc. to Goodnow Capital, Inc.	10-Q	06/30/03	10.97
10.27	Guaranty dated July 28, 2003 issued by Incara Pharmaceuticals Incorporation to Goodnow Capital, Inc.	10-Q	06/30/03	10.98
10.28	Security Agreement dated July 28, 2003 issued by Incara Pharmaceuticals Incorporation to Goodnow Capital, Inc.	10-Q	06/30/03	10.90

Incorporated by Reference To
Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

10.29	Debenture and Warrant Purchase Agreement dated September 16, 2003 among Incara Pharmaceuticals Corporation, Incara, Inc. and Goodnow Capital, L.L.C.	S-4	09/19/03	10.100
10.30	Registration Rights Agreement dated September 16, 2003 among Incara Pharmaceuticals Corporation, Incara, Inc. and Goodnow Capital, L.L.C.	S-4	09/19/03	10.101
10.31	Purchase Agreement dated April 19, 2004 among Incara Pharmaceuticals Corporation and certain investors	8-K	04/21/04	10.102
10.32	Registration Rights Agreement dated April 19, 2004 among Incara Pharmaceuticals Corporation, certain investors and SCO Securities LLC	8-K	04/21/04	10.103
10.33	Amendment No. 1 to Debenture and Warrant Purchase Agreement dated September 16, 2003 among Incara Pharmaceuticals Corporation, Incara, Inc. and Goodnow Capital, L.L.C.	8-K	04/21/04	10.104
10.34	Letter dated May 17, 2004 from Elan International Services, Limited and Elan Pharma International Limited to Incara Pharmaceuticals Corporation	10-Q	06/30/04	10.106
10.35+	Aeolus Pharmaceuticals, Inc. 1994 Stock Option Plan, as amended	10-Q	06/30/04	10.109
10.36+	Aeolus Pharmaceuticals, Inc. 2004 Stock Option Plan, as amended on December 13, 2004	8-K	12/15/04	10.110
10.37+	Letter Agreement dated January 5, 2005 by and between Aeolus Pharmaceuticals, Inc. and Richard P. Burgoon, Jr.	8-K	1/5/05	10.115
10.38+	Consulting Agreement dated February 21, 2005 by and between Aeolus Pharmaceuticals, Inc. and Elaine Alexander, M.D., Ph.D.	8-K	2/18/05	10.117
10.39+	Employment Agreement dated July 14, 2006 between Aeolus Pharmaceuticals, Inc. and John L. McManus	8-K	7/14/06	10.1
10.40+	Consulting Agreement dated July 10, 2006 between Aeolus Pharmaceuticals, Inc. and McManus & Company, Inc.	8-K	7/10/06	10.2
10.41+	Form of Indemnification Agreement	8-K	2/18/05	10.118
10.42	Terms of Outside Director Compensation	10-K	12/17/04	10.114
10.43+	Form of Incentive Stock Option Agreement	10-Q	2/8/05	10.115
10.44+	Form of Nonqualified Stock Option Agreement	10-Q	2/8/05	10.116
10.45	Purchase Agreement dated November 21, 2005 by and among the Company and the investors whose names appear on the signature pages thereof	8-K	11/23/05	10.1
10.46	Subscription Agreement dated June 5, 2006 by and between the Company and the investors whose names appear on the signature pages thereof.	8-K	6/5/06	10.1

Incorporated by Reference To
Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

10.47	Conversion Agreement dated June 5, 2006 by and among the Company, the Company’s Series A Preferred Stockholders, Efficacy Biotech Master Fund Ltd. and Ronin Capital, LLC.	8-K	6/5/06	10.2
10.48	Right of First Offer Agreement dated June 5, 2006 by and among the Company and Efficacy Biotech Master Fund Ltd.	8-K	6/5/06	10.5
10.49	Board Observer Letter dated June 5, 2006 by and among the Company and Efficacy Biotech Master Fund Ltd.	8-K	6/5/06	10.6
14.1	Aeolus Pharmaceuticals, Inc. Code of Ethics for Chief Executive Officer and Senior Financial Officers, as amended on December 13, 2004	8-K	12/14/04	10.113
16.1	Letter of Grant Thornton LLP Regarding Change in Independent Public Accountants	8-K	9/15/05	16.1
21.1	List of Subsidiaries				X
23.1	Consent of Haskell & White, LLP, Independent Registered Public Accounting Firm				X
23.2	Consent of Grant Thornton, LLP, Independent Registered Public Accounting Firm				X
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)				X
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a)				X
32.1	Certification by the Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

——————
* The Company has received confidential treatment of certain portions of this agreement which have been omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

+ Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEOLUS PHARMACEUTICALS, INC.

By:	/s/ John L. McManus
John L. McManus President and Chief Operating Officer

Date: December 15, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John L. McManus	President and Chief Operating Officer	December 15, 2006
John L. McManus	(Principal Executive Officer)

/s/ Michael P. McManus	Chief Financial Officer, Treasurer and Secretary	December 15, 2006
Michael P. McManus	(Principal Financial and Accounting Officer)

/s/ David C. Cavalier	Chairman of the Board of Directors	December 15, 2006
David C. Cavalier

/s/ John M. Farah, Jr.	Director	December 15, 2006
John M. Farah, Jr., Ph.D.

/s/ Joseph J. Krivulka	Director	December 15, 2006
Joseph J. Krivulka

/s/ Amit Kumar	Director	December 15, 2006
Amit Kumar, Ph.D.

/s/ Michael E. Lewis	Director	December 15, 2006
Michael E. Lewis, Ph.D.

/s/ Chris A. Rallis	Director	December 15, 2006
Chris A. Rallis

/s/ Peter D. Suzdak	Director	December 15, 2006
Peter D. Suzdak, Ph.D.