Form 10-Q
period 2006-12-31
AEOLUS PHARMACEUTICALS, INC.
filed 2007-02-09
CIK 1261734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006.

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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 7, 2007
Common Stock, par value $.01 per share	29,286,082 shares

AEOLUS PHARMACEUTICALS, INC.
FORM 10-Q
For the Quarter Ended December 31, 2006

AEOLUS PHARMACEUTICALS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements.

Statement Regarding Financial Information

The condensed consolidated financial statements of Aeolus Pharmaceuticals, Inc. and its wholly-owned subsidiary, Aeolus Sciences, Inc. (collectively the “Company”), included herein have been prepared by management, without audit (except for the Consolidated Balance Sheet as of September 30, 2006), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The Company recommends that you read the consolidated financial statements included herein in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC on December 15, 2006.

AEOLUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and per share data)

	December 31,	September 30,
	2006	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,418	$3,324
Prepaids and other current assets	54	104
Total current assets	2,472	3,428

Investment in CPEC LLC	126	126
Total assets	$2,598	$3,554

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$583	$868
Accrued expenses	5	23
Current maturity of long-term note payable	977	956
Total current liabilities	1,565	1,847

Total liabilities	1,565	1,847

Commitments and contingences

Stockholders' deficit:
Preferred stock, $.01 par value per share, 10,000,000 shares authorized:
Series B nonredeemable convertible preferred stock, 600,000 shares authorized; 475,087 shares issued and outstanding at December 31,
2006 and September 30, 2006	5	5
Common stock, $.01 par value per share, 150,000,000 shares authorized;
29,286,082 and 29,265,249 shares issued and outstanding at
December 31, 2006 and September 30, 2006, respectively	293	293
Additional paid-in capital	154,586	154,311
Accumulated deficit	(153,851)	(152,902)
Total stockholders' deficit	1,033	1,707
Total liabilities and stockholders' deficit	$2,598	$3,554

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (In thousands, except per share data)

	Three Months Ended
	December 31,
	2006	2005
Revenue:
Grant income	$-	$1

Costs and expenses:
Research and development	336	1,293
General and administrative	629	491
Total costs and expenses	965	1,784

Loss from operations	(965)	(1,783)
Interest expense, net	16	(12)
Other income	-	18
Decrease in fair value of common stock warrants	-	254

Net loss attributable to common stockholders	$(949)	$(1,523)

Net loss per weighted share attributable to common stockholders:
(basic and diluted)	$(0.03)	$(0.11)

Weighted average common shares outstanding:
(basic and diluted)	29,269	14,038

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(949)	$(1,523)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash compensation	238	76
Noncash interest and financing costs	38	22
Decrease in fair value of common stock warrants	-	(254)
Change in assets and liabilities:
Accounts receivable	1	-
Prepaids and other assets	48	27
Accounts payable and accrued expenses	(303)	727
Net cash used in operating activities	(927)	(925)

Cash flows from financing activities:
Proceeds from issuance of Series A Preferred Stock	-	2,413
Proceeds from exercise of stock options	21	21
Net cash provided by financing activities	21	2,434

Net (decrease) increase in cash and cash equivalents	(906)	1,509
Cash and cash equivalents at beginning of period	3,324	626
Cash and cash equivalents at end of period	$2,418	$2,135

The accompanying notes are integral part of these unaudited condensed consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.  Organization and Business and Basis of Presentation

Aeolus Pharmaceuticals, Inc. is biopharmaceutical company that is developing a new class of catalytic antioxidant compounds for diseases and disorders of the central nervous system, respiratory system, autoimmune system and oncology. The Company’s initial target applications are for cancer radiation therapy and amyotrophic lateral sclerosis, also known as “ALS” or “Lou Gehrig’s disease.” The Company reported positive safety results from two Phase I clinical trials of AEOL 10150, our lead drug candidate, with no serious adverse events noted. The Company plans on launching a clinical trial for AEOL 10150 as a protector of healthy normal cells in radiation therapy during the second half of fiscal year 2007. Further development of AEOL 10150 for the treatment of ALS, if any, will be dependent upon future specific financing for this development or a partnership.

The “Company” or “Aeolus” refers collectively to Aeolus Pharmaceuticals, Inc., a Delaware corporation (“Aeolus”), and its wholly owned subsidiary, Aeolus Sciences, Inc., a Delaware corporation. As of December 31, 2006, Aeolus also owned a 35.0% interest in CPEC LLC, a Delaware limited liability company (“CPEC”). The Company’s primary operations are located in Laguna Niguel, California.

All significant intercompany activity has been eliminated in the preparation of the condensed consolidated financial statements. The unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Some information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. The consolidated balance sheet at September 30, 2006 was derived from the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in that Annual Report on Form 10-K and in the Company’s other SEC filings. Results for the interim period are not necessarily indicative of the results for any other period.

B.  Liquidity

The Company has incurred significant losses from operations of $965,000 and $5,604,000, and cash outflows from operations of $927,000 and $4,867,000, for the three months ended December 31, 2006 and for the fiscal year ended September 30, 2006, respectively. The Company expects to incur additional losses and negative cash flow from operations during the remainder of fiscal year 2007 and for several more years.

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

C.  Net Loss Per Common Share

The Company computes basic net loss per weighted average share attributable to common stockholders using the weighted average number of shares of common stock outstanding during the period. The Company computes diluted net loss per weighted average share attributable to common stockholders using the weighted average number of shares of common and dilutive potential common shares outstanding during the period. Diluted weighted average common shares excluded incremental shares of approximately 21,559,000 as of December 31, 2006 issuable upon the exercise or conversion of stock options to purchase common stock, convertible preferred stock, convertible debt and warrants to purchase common stock. These shares were excluded due to their antidilutive effect as a result of the Company’s net losses.

D.  Note Payable

In August 2002, Aeolus borrowed from Elan Corporation, plc. (“Elan”) $638,000 pursuant to the terms of a note arrangement with Elan. The note payable accrues interest at 10% compounded semi-annually. The note was convertible at the option of Elan into shares of the Company’s Series B non-voting convertible preferred stock (“Series B Stock”) at $43.27 per share. The note matured on December 21, 2006, however, in February 2007, the Company and Elan terminated the note, the Company paid $300,000 in cash to Elan, Elan and the Company entered into a new note payable in the amount of $453,000 for a period of two years under substantially the same terms as the original note and Elan forgave $225,000 of the note payable.

The remaining principal plus accrued interest will be due and payable in two years. Aeolus has the option to repay the note either in cash or in shares of Series B Stock and warrants having a then fair market value of the amount due; provided that the fair market value used for calculating the number of shares to be issued will not be less than $13.00 per share. As of December 31, 2006, the outstanding balance on the note payable to Elan was $977,000.

E.  Stock-Based Compensation

Below is a summary of Aeolus stock option activity during the three-month period ended December 31, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2006	3,071,806	$3.25
Granted	721,000	$0.61
Exercised	(20,833)	$1.00
Forfeited	(1,703)	$0.40
Outstanding at December 31, 2006 (unaudited)	3,770,270	$2.75	7.9	$-
Exercisable at December 31, 2006 (unaudited)	2,706,935	$3.57	7.1	$-

For the three months ended December 31, 2006 and 2005, all stock options were issued with an exercise price at or above the fair market value of the Company’s common stock on the date of grant.

The details of stock options outstanding at December 31, 2006 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2006	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable at December 31, 2006	Weighted Average Exercise Price

$0.55	8,800	$0.55	8.7 years	8,800	$0.55
$0.60	665,250	$0.60	9.9 years	15,250	$0.60
$0.66 - $0.80	488,161	$0.75	8.9 years	248,161	$0.75
$0.81 - $0.89	384,035	$0.85	8.9 years	211,535	$0.85
$0.90 - $1.45	357,886	$0.98	8.6 years	357,886	$0.98
$1.50	1,256,015	$1.50	6.6 years	1,256,015	$1.50
$1.52 - $5.10	394,391	$2.86	7.4 years	393,556	$2.86
$6.25 - $31.90	166,933	$20.52	4.3 years	166,933	$20.53
$50.9375	2,999	$50.94	3.3 years	2,999	$50.94
$51.25	45,800	$51.25	3.3 years	45,800	$51.25
$0.55 - $51.25	3,770,270	$2.75	7.9 years	2,706,935	$3.57

For the three months ended December 31, 2006, stock-based compensation expense recognized in the statement of operations is as follows (in thousands):

Research and development expenses	$73
General and administrative expenses	165
Total stock-based compensation expense	$238

The total deferred compensation expense for outstanding and unvested stock options was $494,000 as of December 31, 2006, which will be recognized over the next twelve months. The fair value of the options associated with the above compensation expense for the three months ended December 31, 2006, was determined at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the three months December 31,
	2006	2005
Dividend yield	0%	0%
Expected volatility	191%	189%
Risk-free interest rate	4.5% - 5.0%	4.3% - 4.6%
Expected option life after shares are vested	10 years	10 years

F.  Commitments and Contingencies

In December 1999, the Company sold its anti-infectives division (“IRL”) to a private pharmaceutical company. The Company remains contingently liable through May 2007 for a lease obligation of approximately $431,000 assumed by the purchaser on the former IRL facility in Cranbury, New Jersey. No amounts are recorded in the accompanying financial statements for this contingent liability.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

Unless otherwise noted, the terms “we,” “our” or “us” refer collectively to Aeolus Pharmaceuticals, Inc. and our wholly owned subsidiary, Aeolus Sciences, Inc.

This report contains, in addition to historical information, statements by us with respect to expectations about our business and future results which are “forward-looking” statements under the Private Securities Litigation Reform Act of 1995. These statements and other statements made elsewhere by us or by our representatives, which are identified or qualified by words such as “likely,” “will,” “suggests,” “expects,” “might,” “believe,” “could,” “should,” “may,” “estimates,” “potential,” “predict,” “continue,” “would,” “anticipates,” “plans,” or similar expressions, are based on a number of assumptions that are subject to risks and uncertainties. Such statements include, but are not limited to, those relating to Aeolus’ product candidates, as well as its proprietary technologies and uncertainties and other factors that may cause Aeolus’ actual results to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Important factors that could cause results to differ include risks associated with uncertainties of progress and timing of clinical trials, scientific testing, obtaining regulatory approval, the need to obtain funding for pre-clinical and clinical trails and operations, the scope and validity of intellectual property protection for Aeolus’ product candidates, proprietary technologies and their uses, new accounting and SEC requirements and competition from other biopharmaceutical companies. Certain of these factors and others are more fully described in Aeolus’ filings with the SEC, including, but not limited to, Aeolus’ Annual Report on Form 10-K for the fiscal year ended September 30, 2006. All forward-looking statements are based on information available as of the date hereof, and we do not assume any obligation to update such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Operations Summary

We are developing a series of catalytic antioxidant molecules to protect against the damaging effects of reactive oxygen derived molecules, commonly referred to as free radicals. Free radicals cause damage in a broad group of diseases and conditions. Our initial target applications will be the use of our catalytic antioxidants for cancer radiation therapy and amyotrophic lateral sclerosis, also known as “ALS” or “Lou Gehrig’s disease.” We have reported positive safety results from two Phase I clinical trials of AEOL 10150 in patients diagnosed with ALS with no serious adverse events noted. We plan on launching a clinical trial for AEOL 10150 during the second half of fiscal year 2007.

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

Results of Operations

Three months ended December 31, 2006 versus three months ended December 31, 2005

We had net losses attributable to common stockholders of $949,000 for the three months ended December 31, 2006, versus net losses attributable to common stockholders of $1,523,000 for the three months ended December 31, 2005.

In August 2003, we were awarded a $100,000 Small Business Innovation and Research (“SBIR”) Phase I grant from the National Cancer Institute, a division of the National Institutes of Health. In March 2004, we were awarded up to $375,000 for the first year of a SBIR Phase II grant and received approval for a second year of the Phase II grant program in January 2005. Pursuant to the grants, we studied the antitumor and radiation-protective effects of our catalytic antioxidants. The study is a collaboration between us and the Department of Radiation Oncology at Duke University Medical Center. The grant ended in March 2006. We recognized zero and $1,000 of grant income during the three months ended December 31, 2006 and 2005, respectively. We do not expect to earn further grant revenues as work under our SBIR grant has been completed.

Research and development (“R&D”) expenses decreased $957,000, or 74%, to $336,000 for the three months ended December 31, 2006 from $1,293,000 for the three months ended December 31, 2005. Research and development activities were focused on analyzing the results and preparing the final report of our Phase I multiple dose clinical trial for the treatment of ALS and preparing for a proposed clinical trial for AEOL 10150 as a radiation protection agent. During the three months ended December 31, 2005, our primary operational focus and R&D spending was on conducting our Phase I multiple dose clinical trial for the treatment of ALS and the advancement of the Aeolus Pipeline Initiative.

R&D expenses for our antioxidant program have totaled $32,489,000 from inception through December 31, 2006. Because of the uncertainty of our research and development and clinical studies, we are unable to predict the level of spending and the anticipated program completion date, if any. However, we expect that R&D expenses during the remainder of fiscal year 2007 will be higher than those incurred in the quarter ended December 31, 2006 as we continue the clinical development of AEOL 10150 and expand our pre-clinical testing activities.

General and administrative (“G&A”) expenses increased $138,000, or 28%, to $629,000 for the three months ended December 31, 2006 from $491,000 for the three months ended December 31, 2005. G&A expenses were higher during the three months ended December 31, 2006 versus December 31, 2005 due to increased stock compensation expense of $100,000, as the Company hired two additional employees during the quarter and both were granted stock options as part of their employment, and severance benefits in the amount of $50,000 paid to our former Chief Executive Officer.

During the three months ended December 31, 2005 and in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock,” and the terms of the warrants and the transaction documents related to our November 2005 Series A Preferred Stock financing, at the closing date, November 21, 2005, the fair value of the warrants issued in the private placement were accounted for as a liability. Until the date in which the registration statement registering the shares underlying the warrants was declared effective, the warrant liability was revalued at each balance sheet date and any changes in fair value were charged to the statement of operations. Between November 21, 2005 and December 31, 2005, the fair value of the warrant decreased by $254,000 which was credited to the statement of operations. The warrant liability and revaluations have not and will not have any impact on the Company’s working capital, liquidity, or business operations. During the three months ended December 31, 2006, all warrants had been registered with the U.S. Securities and Exchange Commission and thus there were no warrant liability or revaluations of such liability.

Liquidity and Capital Resources

We do not have any revenue and therefore we rely on investors, grants, collaborations and licensing of our compounds to finance our operations. At December 31, 2006, we had $2,418,000 of cash, an decrease of $906,000 from September 30, 2006. The decrease in cash was primarily due to the $949,000 loss from operations for the three months ended December 31, 2006. We believe we have adequate financial resources to conduct operations through the third quarter of fiscal year 2007, but in order to fund on-going operating cash requirements beyond that point, or to further accelerate or expand our programs, we need to raise significant additional funds.

We incurred significant losses from operations of $965,000 and $5,604,000, and cash outflows from operations of $927,000 and $4,867,000, for the three months ended December 31, 2006 and for the fiscal year ended September 30, 2006, respectively. Our ongoing future cash requirements will depend on numerous factors, particularly the progress of our catalytic antioxidant program and clinical trials and our ability to negotiate and complete collaborative agreements or out-licensing arrangements. In order to help fund our on-going operating cash requirements, we intend to seek new collaborations for our antioxidant research program that include initial cash payments and on-going research support. In addition, we might sell additional shares of our stock and explore other strategic and financial alternatives, including a merger with another company, the sale of stock, the establishment of new collaborations for current research programs, that include initial cash payments and ongoing research support and the out-licensing of our compounds for development by a third party.

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

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk is presently limited to the interest rate sensitivity of our cash and cash equivalents, which is affected by changes in the general level of U.S. interest rates. However, we believe that we are not subject to any material market risk exposure and do not expect that changes in interest rates would have a material effect upon our financial position. A hypothetical 10% change in interest rates would not have a material effect on our Statement of Operations or Cash Flows for the three months ended December 31, 2006. We do not have any foreign currency or other derivative financial instruments. Our debt bears interest at a fixed rate.

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

None.

ITEM 3.   Defaults Upon Senior Securities.

None.

ITEM 4.   Submission of Matters to a Vote of Security Holders.

A Special Meeting of Stockholders of Aeolus Pharmaceuticals was held on October 27, 2006. The stockholders approved the amendment of the Company’s Amended and Restated Certificate of Incorporation to increase the authorized number of shares of Common Stock of Aeolus from 50,000,000 shares to 150,000,000 shares, with 26,264,249 shares voting for approval, 216,393 shares voting against and 22,887 shares abstained.

ITEM 5.   Other Information.

None.

ITEM 6.  Exhibits

Exhibit #	Description
3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed dated October 27, 2006).
10.1
Separation Agreement between Aeolus Pharmaceuticals, Inc. and Richard P. Burgoon, Jr. dated December 6, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed dated November 30, 2006).

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

AEOLUS PHARMACEUTICALS, INC.

Date: February 9, 2007	By:	/s/ John L. McManus
John L. McManus President and Chief Operating Officer (Principal Executive Officer)

Date: February 9, 2007	By:	/s/ Michael P. McManus
Michael P. McManus Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)