Form 10-Q
period 2007-03-31
AEOLUS PHARMACEUTICALS, INC.
filed 2007-05-10
CIK 1261734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007.

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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 3, 2007
Common Stock, par value $.01 per share	29,286,082 shares

AEOLUS PHARMACEUTICALS, INC.
FORM 10-Q
For the Quarter Ended March 31, 2007

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

AEOLUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and per share data)

	March 31,	September 30,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$913	$3,324
Prepaids and other current assets	347	104
Total current assets	1,260	3,428

Investment in CPEC LLC	126	126
Total assets	$1,386	$3,554

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$273	$868
Accrued expenses	16	23
Current maturity of long-term note payable	-	956
Total current liabilities	289	1,847

Long-term note payable	459	-
Total liabilities	748	1,847

Commitments and contingences

Stockholders' deficit:
Preferred stock, $.01 par value per share, 10,000,000 shares authorized:
Series B nonredeemable convertible preferred stock, 600,000 shares authorized; 475,087 shares issued and outstanding at March 31,
2007 and September 30, 2006	5	5
Common stock, $.01 par value per share, 150,000,000 shares authorized;
29,286,082 and 29,265,249 shares issued and outstanding at
March 31, 2007 and September 30, 2006, respectively	293	293
Additional paid-in capital	154,735	154,311
Accumulated deficit	(154,395)	(152,902)
Total stockholders' deficit	638	1,707
Total liabilities and stockholders' deficit	$1,386	$3,554

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Revenue
Grant income	$-	$91	$-	$92

Costs and expenses:
Research and development	341	965	677	2,258
General and administrative	447	556	1,076	1,047
Total costs and expenses	788	1,521	1,753	3,305

Loss from operations	(788)	(1,430)	(1,753)	(3,213)
Interest income (expense), net	19	(8)	35	(19)
Equity in income of CPEC LLC	-	433	-	433
Other income	225	19	225	36
Decrease in fair value of common stock warrants	-	147	-	401

Net loss	(544)	(839)	(1,493)	(2,362)

Preferred stock dividend accreted	-	(55)	-	(55)

Net loss attributable to common stockholders	$(544)	$(894)	$(1,493)	$(2,417)

Net loss per weighted share attributable to common stockholders:
(basic and diluted)	$(0.02)	$(0.06)	$(0.05)	$(0.17)

Weighted average common shares outstanding:
Basic and diluted	29,286	14,077	29,277	14,058

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,493)	$(2,362)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash compensation	403	156
Noncash interest and financing costs	28	41
Forgiveness of Note Payable	(225)	-
Equity income of CPEC LLC	-	(433)
Decrease in fair value of common stock warrants	-	(401)
Change in assets and liabilities:
Accounts receivable	(199)	9
Prepaids and other assets	(44)	(71)
Accounts payable and accrued expenses	(602)	284
Net cash used in operating activities	(2,132)	(2,777)

Cash flows from financing activities:
Repayment of Note Payable	(300)	-
Proceeds from issuance of Series A Preferred Stock	-	2,413
Proceeds from exercise of stock options	21	42
Net cash (used in) provided by financing activities	(279)	2,455

Net decrease in cash and cash equivalents	(2,411)	(322)
Cash and cash equivalents at beginning of period	3,324	626
Cash and cash equivalents at end of period	$913	$304

The accompanying notes are integral part of these unaudited condensed consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.  Organization and Business and Basis of Presentation

Aeolus Pharmaceuticals, Inc. is biopharmaceutical company that is developing a new class of catalytic antioxidant compounds for diseases and disorders of the central nervous system, respiratory system, autoimmune system and oncology. The Company’s initial target applications are for cancer radiation therapy and amyotrophic lateral sclerosis, also known as “ALS” or “Lou Gehrig’s disease.” The Company reported positive safety results from two Phase I clinical trials of AEOL 10150, our lead drug candidate, with no serious adverse events noted. The Company plans on initiating a clinical trial for AEOL 10150 as a protector of healthy normal cells in radiation therapy upon securing additional financial resources. Further development of AEOL 10150 for the treatment of ALS, if any, will be dependent upon future specific financing for this development or a partnership.

The “Company” or “Aeolus” refers collectively to Aeolus Pharmaceuticals, Inc., a Delaware corporation (“Aeolus”), and its wholly owned subsidiary, Aeolus Sciences, Inc., a Delaware corporation. As of March 31, 2007, Aeolus also owned a 35.0% interest in CPEC LLC, a Delaware limited liability company (“CPEC”). The Company’s primary operations are located in Laguna Niguel, California.

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

B.  Liquidity

The Company has incurred significant losses from operations of $1,753,000 and $5,604,000, and cash outflows from operations of $2,132,000 and $4,867,000, for the six months ended March 31, 2007 and for the fiscal year ended September 30, 2006, respectively. The Company expects to incur additional losses and negative cash flow from operations during the remainder of fiscal year 2007 and for several more years.

Management believes the Company has adequate financial resources to conduct operations through the fourth quarter of fiscal year 2007. This raises substantial doubt about our ability to continue as a going concern, which will be dependent on our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing and, ultimately, to achieve operating profit.

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

If the Company is unable to obtain additional financing to fund operations beyond the fourth quarter of fiscal year 2007, it will need to eliminate some or all of its activities, merge with another company, sell some or all of its assets to another company, or cease operations entirely. There can be no assurance that the Company will be able to obtain additional financing on favorable terms or at all, or that the Company will be able to merge with another Company or sell any or all of its assets.

C.  Net Loss Per Common Share

The Company computes basic net loss per weighted average share attributable to common stockholders using the weighted average number of shares of common stock outstanding during the period. The Company computes diluted net loss per weighted average share attributable to common stockholders using the weighted average number of shares of common and dilutive potential common shares outstanding during the period. Diluted weighted average common shares excluded incremental shares of approximately 19,705,000 as of March 31, 2007 issuable upon the exercise or conversion of stock options to purchase common stock, convertible preferred stock, convertible debt and warrants to purchase common stock. These shares were excluded due to their antidilutive effect as a result of the Company’s net losses.

D.  Note Payable

In August 2002, Aeolus borrowed from Elan Corporation, plc. (“Elan”) $638,000 pursuant to the terms of a note arrangement with Elan. The note payable accrues interest at 10% compounded semi-annually. The note was convertible at the option of Elan into shares of the Company’s Series B non-voting convertible preferred stock (“Series B Stock”) at $43.27 per share. The original note matured on December 21, 2006, however, in February 2007, the Company and Elan terminated the note, the Company paid $300,000 in cash to Elan, Elan and the Company entered into a new note payable in the amount of $453,000 for a period of two years under substantially the same terms as the original note and Elan forgave $225,000 of the note payable.

The remaining principal plus accrued interest will be due and payable in two years. During the term of the Note Payable, Elan has the option to convert the note to shares of Series B Preferred Stock at a value of $9.00 per share. Upon the maturity of the Note Payable, Aeolus has the option to repay the note either in cash or in shares of Series B Stock and warrants having a then fair market value of the amount due; provided that the fair market value used for calculating the number of shares to be issued will not be less than $13.00 per share. As of March 31, 2007, the outstanding balance on the note payable to Elan was $459,000.

E.  Stock-Based Compensation

Below is a summary of Aeolus stock option activity during the six-month period ended March 31, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2006	3,071,806	$3.25	7.7 years	$22,000
Granted	742,000	$0.60
Exercised	(20,833)	$1.00
Forfeited	(452,356)	$0.64
Outstanding at December 31, 2006 (unaudited)	3,340,617	$3.02	7.2 years	$27,000
Exercisable at December 31, 2006 (unaudited)	2,957,700	$3.32	6.9 years	$15,000

For the six months ended March 31, 2007 and 2006, all stock options were issued with an exercise price at or above the fair market value of the Company’s common stock on the date of grant.

The details of stock options outstanding at March 31, 2007 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2007	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable at March 31, 2007	Weighted Average Exercise Price

$0.38 - 0.73	337,211	$0.61	8.0 years	183,044	$0.61
$0.75 - $0.80	396,000	$0.76	8.9 years	282,667	$0.76
$0.81 - $0.85	350,994	$0.85	8.6 years	235,994	$0.85
$0.89 - $1.12	340,477	$0.95	8.5 years	340,477	$0.95
$1.13 - $1.45	50,450	$1.16	7.7 years	50,450	$1.16
$1.50	1,256,015	$1.50	6.3 years	1,256,015	$1.50
$1.52 - $5.00	374,556	$2.74	7.3 years	374,139	$2.74
$5.10 - $31.88	186,115	$18.84	4.2 years	186,115	$18.84
$50.9375	2,999	$50.94	3.0 years	2,999	$50.94
$51.25	45,800	$51.25	3.0 years	45,800	$51.25
$0.38 - $51.25	3,340,617	$3.02	7.2 years	2,957,700	$3.32

Stock-based compensation expense recognized in the statement of operations is as follows (in thousands):

	For the six months March 31,
	2007	2006
Research and development expenses	$130	$23
General and administrative expenses	248	133
Total stock-based compensation expense	$378	$156

The total deferred compensation expense for outstanding and unvested stock options was $294,000 as of March 31, 2007, which will be recognized over the next four months. The fair value of the options associated with the above compensation expense for the six months ended March 31, 2007, was determined at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the six months March 31,
	2007	2006
Dividend yield	0%	0%
Expected volatility	191 - 195%	187 - 189%
Risk-free interest rate	4.5% - 5.1%	4.3% - 4.9%
Expected option life after shares are vested	10 years	10 years

F.  Commitments and Contingencies

In December 1999, the Company sold its anti-infectives division (“IRL”) to a private pharmaceutical company. The Company remains contingently liable through May 2007 for a lease obligation of approximately $219,000 assumed by the purchaser on the former IRL facility in Cranbury, New Jersey. No amounts are recorded in the accompanying financial statements for this contingent liability.

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

Operations Summary

We are developing a series of catalytic antioxidant molecules to protect against the damaging effects of reactive oxygen derived molecules, commonly referred to as free radicals. Free radicals cause damage in a broad group of diseases and conditions. Our initial target applications will be the use of our catalytic antioxidants for cancer radiation therapy and amyotrophic lateral sclerosis, also known as “ALS” or “Lou Gehrig’s disease.” We have reported positive safety results from two Phase I clinical trials of AEOL 10150 in patients diagnosed with ALS with no serious adverse events noted. We plan on initiating a clinical trial for AEOL 10150 as a protector of healthy normal cells in radiation therapy upon securing additional financial resources.

We do not have any revenue, other than grant income, and therefore we must rely on public or private equity offerings, debt financings, collaboration arrangements or grants to finance our operations.

Need for Additional Funds

We believe we have adequate financial resources to fund our operations through the fourth quarter of fiscal year 2007, but in order to fund on-going operating cash requirements beyond the fourth quarter of fiscal year 2007, or to accelerate or expand our programs, we will need to raise significant additional funds. Our need for additional financing is discussed under “Liquidity and Capital Resources.”

Results of Operations

Three months ended March 31, 2007 versus three months ended March 31, 2006

We had net losses attributable to common stockholders of $544,000 for the three months ended March 31, 2007, versus net losses attributable to common stockholders of $894,000 for the three months ended March 31, 2006.

In August 2003, we were awarded a Small Business Innovation and Research (“SBIR”) grant from the National Cancer Institute, a division of the National Institutes of Health. Pursuant to the grant, we studied the antitumor and radiation-protective effects of our catalytic antioxidants. The study was a collaboration between us and the Department of Radiation Oncology at Duke University Medical Center. The grant ended in March 2006. We recognized zero and $91,000 of grant income during the three months ended March 31, 2007 and 2006, respectively. We do not expect to earn further grant revenues as work under our SBIR grant has been completed.

Research and development (“R&D”) expenses decreased $624,000, or 65%, to $341,000 for the three months ended March 31, 2007 from $965,000 for the three months ended March 31, 2006. Research and development activities were focused on completing the final report of our Phase I multiple dose clinical trial for the treatment of ALS and preparing for a proposed clinical trial for AEOL 10150 as a radiation protection agent. During the three months ended March 31, 2006, our primary operational focus and R&D spending was on conducting our Phase I multiple dose clinical trial for the treatment of ALS and the advancement of the Aeolus Pipeline Initiative. In addition, patent fees were lower this quarter compared to the same quarter last year as the Company was in the process of validating several patents internationally during the three years ended March 31, 2006 whereas we had limited patent activity during the current year quarter.

R&D expenses for our antioxidant program have totaled $32,830,000 from inception through March 31, 2007. Because of the uncertainty of our research and development and clinical studies, we are unable to predict the level of spending and the anticipated program completion date, if any.

General and administrative (“G&A”) expenses decreased $109,000, or 20%, to $447,000 for the three months ended March 31, 2007 from $556,000 for the three months ended March 31, 2006. G&A expenses were lower during the three months ended March 31, 2007 versus March 31, 2006 due to our efforts to decrease the level of services provided by consultants resulting in a lower level of legal and professional fees ($153,000).

During the three months ended March 31, 2006, CPEC LLC (“CPEC”) received a milestone payment and equity consideration from ARCA Discovery, Inc., a privately held cardiovascular-focused company (“ARCA”). In 2003, CPEC, of which we own 35% out-licensed all rights to a potential therapeutic compound referred to as “bucindolol” to ARCA. During the three months ended March 31, 2006, CPEC agreed to modify the license agreement between CPEC and ARCA Discovery, Inc. and received 400,000 shares of ARCA Discovery, Inc. common stock as consideration for the amendment. In addition, during the three months ended March 31, 2006, CPEC received a milestone payment of $1,000,000 as a result of ARCA Discovery, Inc. completing a financing. We recognized zero and $433,000 of income during the three months ended March 31, 2007 and 2006, respectively, as a result of our equity ownership of CPEC LLC.

During the three months ended March 31, 2007, we recognized $225,000 in income as a result of the forgiveness of a portion of the principal balance of a note payable from Elan Corporation, plc. (“Elan”). In connection with the termination of a note payable and issuance of a new note payable, we paid $300,000 in cash to Elan, Elan and the Company entered into a new note payable in the amount of $453,000 for a period of two years under substantially the same terms as the original note and Elan forgave $225,000 of the original note payable.

During the three months ended March 31, 2006 and in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock,” and the terms of the warrants and the transaction documents related to our November 2005 Series A Preferred Stock financing, at the closing date, November 21, 2005, the fair value of the warrants issued in the private placement were accounted for as a liability. Until the date in which the registration statement registering the shares underlying the warrants was declared effective, the warrant liability was revalued at each balance sheet date and any changes in fair value were charged to the statement of operations. During the three months ended March 31, 2006, the fair value of the warrant decreased by $147,000 which was credited to the statement of operations. On March 1, 2006, the Securities and Exchange Commission declared the registration statement registering the shares underlying the warrants effective and accordingly the warrant liability was reclassified to additional paid in capital.

Six months ended March 31, 2007 versus six months ended March 31, 2006

We had net losses attributable to common stockholders of $1,493,000 for the six months ended March 31, 2007, versus net losses attributable to common stockholders of $2,417,000 for the six months ended March 31, 2006.

We recognized zero and $92,000 of grant income during the six months ended March 31, 2007 and 2006, respectively from our SBIR grant from the National Cancer Institute.

R&D expenses decreased $1,581,000, or 70%, to $677,000 for the six months ended March 31, 2007 from $2,258,000 for the six months ended March 31, 2006. Our primary operational focus and R&D spending during the six months ended March 31, 2007 was on analyzing the results and preparing the final report of our Phase I multiple dose clinical trial for the treatment of ALS and preparing for a proposed clinical trial for AEOL 10150 as a radiation protection agent while our primary operational focus and R&D spending during the six months ended March 31, 2006 was on conducting our Phase I multiple dose clinical trial for the treatment of ALS and the advancement of the Aeolus Pipeline Initiative. Clinical trial expenses for the six months ended March 31, 2007 was $14,000 compared to $850,000 during the six months ended March 31, 2006. Preclinical expenses primarily related to the Aeolus Pipeline Initiative for the six months ended March 31, 2007 was zero compared to $400,000 for the six months ended March 31, 2006. Patent fees also decreased during the current period as we were in the process of validating several patents internationally during the six months ended March 31, 2006 while no such activity occurred during the current period. Offsetting these declines were increased contract manufacturing and chemistry costs ($254,000) as we began manufacturing additional supplies of AEOL 10150 during the six months ended March 31, 2007.

G&A expenses increased $29,000, or 3%, to $1,076,000 for the six months ended March 31, 2007 from $1,047,000 for the six months ended March 31, 2007. G&A expenses were higher during the six months ended March 31, 2007 versus the six months ended March 31, 2006 due to increased non-cash stock based compensation expense ($115,000) and employee and severance expenses ($106,000) offset by a lower level of consulting fees and legal fees. During the six months ended March 31, 2007, the Company continued its program to decrease the level of services provided by consultants resulting in a lower level of legal and professional fees ($198,000).

During the six months ended March 31, 2006, CPEC received a milestone payment and equity consideration from ARCA. We recognized zero and $433,000 of income during the six months ended March 31, 2007 and 2006, respectively as a result of our equity ownership of CPEC LLC.

During the three months ended March 31, 2007, we recognized $225,000 in income as a result of the forgiveness of a portion of the principal balance of a note payable from Elan.

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

Liquidity and Capital Resources

We do not have any revenue and therefore we rely on investors, grants, collaborations and licensing of our compounds to finance our operations. At March 31, 2007, we had $913,000 of cash, a decrease of $2,411,000 from September 30, 2006. The decrease in cash was primarily due to the $1,753,000 loss from operations for the six months ended March 31, 2007 and the payment of $300,000 to Elan in connection with the termination of a note payable. We believe we have adequate financial resources to conduct operations through the fourth quarter of fiscal year 2007, but in order to fund on-going operating cash requirements beyond that point, or to further accelerate or expand our programs, we need to raise significant additional funds.

We incurred significant losses from operations of $1,753,000 and $5,604,000, and cash outflows from operations of $2,132,000 and $4,867,000, for the six months ended March 31, 2007 and for the fiscal year ended September 30, 2006, respectively. Our ongoing future cash requirements will depend on numerous factors, particularly the progress of our catalytic antioxidant program and clinical trials and our ability to negotiate and complete collaborative agreements or out-licensing arrangements. In order to help fund our on-going operating cash requirements, we intend to seek new collaborations for our antioxidant research program that include initial cash payments and on-going research support. In addition, we might sell additional shares of our stock and explore other strategic and financial alternatives, including a merger with another company, the sale of stock, the establishment of new collaborations for current research programs, that include initial cash payments and ongoing research support and the out-licensing of our compounds for development by a third party.

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

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk is presently limited to the interest rate sensitivity of our cash and cash equivalents, which is affected by changes in the general level of U.S. interest rates. However, we believe that we are not subject to any material market risk exposure and do not expect that changes in interest rates would have a material effect upon our financial position. A hypothetical 10% change in interest rates would not have a material effect on our Statement of Operations or Cash Flows for the six months ended March 31, 2007. We do not have any foreign currency or other derivative financial instruments. Our debt bears interest at a fixed rate.

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

None.

ITEM 3.   Defaults Upon Senior Securities.

None.

ITEM 4.   Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders of Aeolus Pharmaceuticals was held on March 27, 2007. The following is a brief description of each matter voted upon at the meeting and the number of affirmative votes and the number of negative votes cast with respect to each matter.

(a)
The stockholders elected the following persons as directors of Aeolus Pharmaceuticals: David C. Cavalier, John M. Farah, Jr., Joseph J. Krivulka, Amit Kumar, Michael E. Lewis, Chris A. Rallis and Peter D. Suzdak, The votes for and against (withheld) each nominee were as follows:

Nominee	Votes For	Votes Withheld	Votes Abstained
David C. Cavalier	18,386,139	57,637	0
John M. Farah, Jr.	18,406,960	36,816	0
Joseph J. Krivulka	18,407,960	35,816	0
Amit Kumar	18,414,360	29,416	0
Michael E. Lewis	18,413,360	30,416	0
Chris A. Rallis	18,388,442	55,334	0
Peter D. Suzdak	18,413,360	30,416	0

(b)
The stockholders approved the appointment by the Audit Committee of the Board of Directors of Haskell & White LLP as the Company’s independent public accountants to audit the Company’s financial statements for fiscal 2007, with 18,406,040 shares voting for approval, 20,968 shares voting against and 16,769 shares abstained.

(c)
The stockholders approved the amendment of the Company’s 2004 Stock Option Plan to increase the authorized number of shares of Common Stock of Aeolus from 2,000,000 shares to 5,000,000 shares, with 15,425,154 shares voting for approval, 172,793 shares voting against, 32,063 shares abstained and 2,813,767 shares were broker non-votes.

ITEM 5.   Other Information.

None.

ITEM 6.  Exhibits

Exhibit #	Description

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEOLUS PHARMACEUTICALS, INC.

Date: May 10, 2007	By:	/s/ John L. McManus
John L. McManus President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2007	By:	/s/ Michael P. McManus
Michael P. McManus Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)