Form 10-Q
period 2007-06-30
AEOLUS PHARMACEUTICALS, INC.
filed 2007-07-30
CIK 1261734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007.

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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 27, 2007
Common Stock, par value $.01 per share	31,952,749 shares

AEOLUS PHARMACEUTICALS, INC.
FORM 10-Q
For the Quarter Ended June 30, 2007

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

AEOLUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and per share data)

	June 30,	September 30,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,173	$3,324
Prepaids and other current assets	298	104
Total current assets	2,471	3,428

Investment in CPEC LLC	126	126
Total assets	$2,597	$3,554

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$163	$868
Accrued expenses	5	23
Current maturity of long-term note payable	-	956
Total current liabilities	168	1,847

Long-term note payable	471	-
Total liabilities	639	1,847

Commitments and contingences

Stockholders' equity:
Preferred stock, $.01 par value per share, 10,000,000 shares authorized:
Series B nonredeemable convertible preferred stock, 600,000 shares authorized; 475,087 shares issued and outstanding at June 30,
2007 and September 30, 2006	5	5
Common stock, $.01 par value per share, 150,000,000 shares authorized;
31,952,749 and 29,265,249 shares issued and outstanding at
June 30, 2007 and September 30, 2006, respectively	320	293
Additional paid-in capital	156,537	154,311
Accumulated deficit	(154,904)	(152,902)
Total stockholders' equity	1,958	1,707
Total liabilities and stockholders' equity	$2,597	$3,554

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue
Grant income	$-	$-	$-	$92

Costs and expenses:
Research and development	192	419	869	2,677
General and administrative	320	524	1,396	1,571
Total costs and expenses	512	943	2,265	4,248

Loss from operations	(512)	(943)	(2,265)	(4,156)
Interest income (expense), net	3	(10)	38	(29)
Equity in income of CPEC LLC	-	-	-	433
Other income	-	17	225	53
Increase in fair value of common stock warrants	-	(2,216)	-	(1,815)

Net loss	(509)	(3,152)	(2,002)	(5,514)

Preferred stock dividend accreted	-	(26)	-	(81)

Net loss attributable to common stockholders	$(509)	$(3,178)	$(2,002)	$(5,595)

Net loss per weighted share attributable to common stockholders:
(basic and diluted)	$(0.02)	$(0.17)	$(0.07)	$(0.36)

Weighted average common shares outstanding:
Basic and diluted	30,429	18,234	29,661	15,450

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(2,002)	$(5,514)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash compensation	471	264
Noncash interest and financing costs	40	66
Noncash licensing fee	-	12
Forgiveness of note payable	(225)	-
Equity income of CPEC LLC	-	(433)
Decrease in fair value of common stock warrants	-	1,815
Change in assets and liabilities:
Accounts receivable, prepaids and other assets	(194)	(20)
Accounts payable and accrued expenses	(723)	(337)
Net cash used in operating activities	(2,633)	(4,147)

Cash flows from financing activities:
Payment of note payable	(300)	-
Proceeds from dividend from CPEC LLC	-	315
Net proceeds from issuance of Series A Preferred Stock	-	2,413
Net proceeds from issuance of common stock	1,761	4,754
Proceeds from exercise of stock options	21	42
Net cash provided by financing activities	1,482	7,524

Net decrease in cash and cash equivalents	(1,151)	3,377
Cash and cash equivalents at beginning of period	3,324	626
Cash and cash equivalents at end of period	$2,173	$4,003

The accompanying notes are integral part of these unaudited condensed consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.                 Organization and Business and Basis of Presentation

Aeolus Pharmaceuticals, Inc. is biopharmaceutical company that is developing a new class of catalytic antioxidant compounds for diseases and disorders of the central nervous system, respiratory system, autoimmune system and oncology.  The Company’s  target applications are for cancer radiation therapy, Parkinson’s Disease and amyotrophic lateral sclerosis, also known as “ALS” or “Lou Gehrig’s disease.”  The Company reported positive safety results from two Phase I clinical trials of AEOL 10150, our lead drug candidate, with no serious adverse events noted.  The Company plans on initiating a clinical trial for AEOL 10150 as a protector of healthy normal cells in radiation therapy upon securing additional financial resources.  Further development of AEOL 10150 for the treatment of ALS, if any, will be dependent upon future specific financing for this development or a partnership.  The Company is planning additional pre-clinical and other studies for AEOL 11207 to prepare for the filing of a Investigational New Drug Application (“IND”) with the United States Food and Drug Administration.  We expect to develop AEOL 11207 for the treatment of patients with Parkinson’s Disease.

The “Company” or “Aeolus” refers collectively to Aeolus Pharmaceuticals, Inc., a Delaware corporation (“Aeolus”), and its wholly owned subsidiary, Aeolus Sciences, Inc., a Delaware corporation. As of June 30, 2007, Aeolus also owned a 35.0% interest in CPEC LLC, a Delaware limited liability company (“CPEC”). The Company’s primary operations are located in Laguna Niguel, California.

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

B.                 Liquidity

The Company has incurred significant losses from operations of $2,265,000 and $5,604,000, and cash outflows from operations of $2,633,000 and $4,867,000, for the nine months ended June 30, 2007 and for the fiscal year ended September 30, 2006, respectively. The Company expects to incur additional losses and negative cash flow from operations during the remainder of fiscal year 2007 and for several more years.

Management believes the Company has adequate financial resources to conduct operations through the second quarter of fiscal year 2008. This raises substantial doubt about our ability to continue as a going concern, which will be dependent on our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing and, ultimately, to achieve operating profit.

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

If the Company is unable to obtain additional financing to fund operations beyond the second quarter of fiscal year 2008, it will need to eliminate some or all of its activities, merge with another company, sell some or all of its assets to another company, or cease operations entirely. There can be no assurance that the Company will be able to obtain additional financing on favorable terms or at all, or that the Company will be able to merge with another Company or sell any or all of its assets.

C.                 Net Loss Per Common Share

The Company computes basic net loss per weighted average share attributable to common stockholders using the weighted average number of shares of common stock outstanding during the period. The Company computes diluted net loss per weighted average share attributable to common stockholders using the weighted average number of shares of common and dilutive potential common shares outstanding during the period. Diluted weighted average common shares excluded incremental shares of approximately 17,874,000 as of June 30, 2007 issuable upon the exercise or conversion of stock options to purchase common stock, convertible preferred stock, convertible debt and warrants to purchase common stock. These shares were excluded due to their antidilutive effect as a result of the Company’s net losses.

D.                 Note Payable

In August 2002, Aeolus borrowed from Elan Corporation, plc. (“Elan”) $638,000.  The note payable accrues interest at 10% compounded semi-annually. The note was convertible at the option of Elan into shares of the Company’s Series B non-voting convertible preferred stock (“Series B Stock”) at $43.27 per share. The original note matured on December 21, 2006.  However, in February 2007, the Company and Elan terminated the note, the Company paid $300,000 in cash to Elan,  Elan forgave $225,000 of the note payable and Elan and the Company entered into a new note payable in the amount of $453,000 for a period of two years under substantially the same terms as the original note.

The remaining principal plus accrued interest will be due and payable in two years.  During the term of the note payable, Elan has the option to convert the note to shares of Series B Preferred Stock at a value of $9.00 per share.  Upon the maturity of the note payable, Aeolus has the option to repay the note either in cash or in shares of Series B Stock and warrants having a then fair market value of the amount due; provided that the fair market value used for calculating the number of shares to be issued will not be less than $13.00 per share. As of June 30, 2007, the outstanding balance on the note payable to Elan was $471,000.

D.           Stockholders’ Equity

Common Stock

On May 22, 2007, Aeolus Pharmaceuticals, Inc. entered into a Securities Purchase Agreement with certain accredited investors (the “Investors”) pursuant to which the Company sold to the Investors an aggregate of 2,666,667 shares of the Company’s common stock (the “Shares”) at a purchase price of $0.75 per share for aggregate gross proceeds of $2,000,000 and issued to the Investors warrants (the “Investor Warrants”) to purchase up to an aggregate of 2,000,001 shares of common stock of the Company with an exercise price of $0.75 per share (collectively, the “May 2007 Private Placement”). The Investor Warrants are exercisable until May 22, 2012.  In addition, we issued to a placement agent a warrant to purchase up to an aggregate of 186,667 shares of common stock with an exercise price of $0.75 per share.

The aggregate net proceeds to the Company from the May 2007 Private Placement, after deducting for expenses related to finders fees, legal and accounting fees, were approximately $1,761,000. The Company intends to use the net proceeds from the May 2007 private placement to finance the clinical development of AEOL 10150 and AEOL 11207 and to fund ongoing operations of the Company.

The fair value of the Investor Warrants on May 22, 2007 was estimated to be $1,428,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; risk free interest rate of 4.8%; expected volatility of 132%; and an expected life of five years.

Pursuant to the terms of the Subscription Agreement, the Company filed a registration statement which was declared effective on July 19, 2007.  The subscription agreement further provides that if a registration statement is not filed, declared effective within specified time periods or its effectiveness maintained, the Company is required to pay each holder an amount in cash, as liquidated damages, equal to 1.5% per month of the aggregate purchase price paid by such holder in the private placement for the common stock and warrants then held.

Warrants

As of June 30, 2007, warrants to purchase 14,025,427 shares of common stock were outstanding. Details of the warrants for common stock outstanding at June 30, 2007 were as follows:

Number of Shares	Exercise Price	Expiration Date
50,000	$ 0.50	May 2011
2,500,000	$ 0.50	November 2010
2,186,668	$ 0.75	May 2012
7,000,000	$ 0.75	June 2011
50,000	$ 1.00	May 2011
35,000	$ 1.00	July 2008
50,000	$ 1.50	May 2011
50,000	$ 2.00	May 2011
50,000	$ 2.50	May 2011
410,400	$ 2.50	April 2009
1,641,600	$ 4.00	April 2009
1,759	$ 19.90	October 2008
14,025,427	$ 1.15

E.                 Stock-Based Compensation

Below is a summary of Aeolus stock option activity during the nine-month period ended June 30, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2006	3,071,806	$3.25	7.7 years	$22,000
Granted	748,000	$0.61
Exercised	(20,833)	$1.00
Forfeited	(477,356)	$0.64
Outstanding at June 30, 2007 (unaudited)	3,321,617	$3.04	7.0 years	$119,000
Exercisable at June 30, 2007 (unaudited)	3,119,117	$3.19	6.9 years	$87,000

For the nine months ended June 30, 2007 and 2006, all stock options were issued with an exercise price at or above the fair market value of the Company’s common stock on the date of grant.

The details of stock options outstanding at June 30, 2007 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2007	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable at June 30, 2007	Weighted Average Exercise Price

$0.38 - 0.75	592,461	$0.68	8.5 years	454,961	$0.69
$0.78 - $0.83	133,000	$0.80	9.0 years	125,500	$0.80
$0.85	335,744	$0.85	8.3 years	278,244	$0.85
$0.86 - $1.12	342,477	$0.95	8.2 years	342,477	$0.95
$1.13 - $1.45	52,450	$1.16	7.6 years	52,450	$1.16
$1.50	1,256,015	$1.50	6.1 years	1,256,015	$1.50
$1.52 - $5.00	374,556	$2.74	7.0 years	374,556	$2.74
$5.10 - $31.88	186,115	$18.84	4.0 years	186,115	$18.84
$50.9375	2,999	$50.94	2.8 years	2,999	$50.94
$51.25	45,800	$51.25	2.8 years	45,800	$51.25
$0.38 - $51.25	3,321,617	$3.04	7.0 years	3,119,117	$3.19

Stock-based compensation expense recognized in the statement of operations is as follows (in thousands):

	For the nine months June 30,
	2007	2006
Research and development expenses	$161	$31
General and administrative expenses	283	191
Total stock-based compensation expense	$444	$222

The total deferred compensation expense for outstanding and unvested stock options was $34,000 as of June 30, 2007, which will be recognized over the next four months. The fair value of the options associated with the above compensation expense for the nine months ended June 30, 2007, was determined at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the nine months June 30,
	2007	2006
Dividend yield	0%	0%
Expected volatility	191 - 195%	187 – 190%
Risk-free interest rate	4.5% - 5.1%	4.4% - 5.2%
Expected option life after shares are vested	10 years	10 years

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

Operations Summary

We are developing a series of catalytic antioxidant molecules to protect against the damaging effects of reactive oxygen derived molecules, commonly referred to as free radicals. Free radicals cause damage in a broad group of diseases and conditions. Our initial target applications are for cancer radiation therapy, Parkinson’s Disease and amyotrophic lateral sclerosis, also known as “ALS” or “Lou Gehrig’s disease.”  We reported positive safety results from two Phase I clinical trials of AEOL 10150, our lead drug candidate, with no serious adverse events noted.  We plan on initiating a clinical trial for AEOL 10150 as a protector of healthy normal cells in radiation therapy upon securing additional financial resources.  Further development of AEOL 10150 for the treatment of ALS, if any, will be dependent upon future specific financing for this development or a partnership.  We are planning for additional pre-clinical and other studies for AEOL 11207 to prepare for the filing of a Investigational New Drug Application (“IND”) with the United States Food and Drug Administration.  We expect to develop AEOL 11207 for the treatment of patients with Parkinson’s Disease.

We do not have any revenue, other than grant income, and therefore we must rely on public or private equity offerings, debt financings, collaboration arrangements or grants to finance our operations.

Need for Additional Funds

We believe we have adequate financial resources to fund our operations through the second quarter of fiscal year 2008, but in order to fund on-going operating cash requirements beyond the second quarter of fiscal year 2008, or to accelerate or expand our programs, we will need to raise significant additional funds. Our need for additional financing is discussed under “Liquidity and Capital Resources.”

Results of Operations

Three months ended June 30, 2007 versus three months ended June 30, 2006

We had net losses attributable to common stockholders of $509,000 for the three months ended June 30, 2007, versus net losses attributable to common stockholders of $3,178,000 for the three months ended June 30, 2006.

Research and development (“R&D”) expenses decreased $227,000, or 54%, to $192,000 for the three months ended June 30, 2007 from $419,000 for the three months ended June 30, 2006.  R&D expenses were lower during the three months ended June 30, 2007 versus June 30, 2006 due to a decline of $65,000 in consulting expenses as our activities were limited to planning for our next clinical trail whereas during the three months ended June 30, 2006 our activities were focused on our Phase I multiple dose clinical trial for the treatment of ALS.  In addition, preclinical expenses declined by $41,000 and patent fees declined by $40,000 during the three months ended June 30, 2007 when compared to the three months ended June 30, 2006.

R&D expenses for our antioxidant program have totaled $33,022,000 from inception through June 30, 2007. Because of the uncertainty of our research and development and clinical studies, we are unable to predict the level of spending and the anticipated program completion date, if any.

General and administrative (“G&A”) expenses decreased $204,000, or 39%, to $320,000 for the three months ended June 30, 2007 from $524,000 for the three months ended June 30, 2006. G&A expenses were lower during the three months ended June 30, 2007 versus June 30, 2006 due to a decline of $125,000 in employee compensation and our efforts to decrease the level of services provided by consultants resulting in a decline of $43,000 in consulting expenses.

During the three months ended June 30, 2006 and in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock,” and the terms of the warrants and the transaction documents, at the closing date, June 5, 2006, the fair value of the warrants issued in a Common Stock private placement were accounted for as a liability until such date in which a registration statement registering the shares underlying the warrants was declared effective.  The warrant liability was revalued at each balance sheet date and changes in fair value were charged to the statement of operations.  During the period from June 5, 2006 to June 30, 2006, the fair value of the warrant increased by $2,111,000 which was charged to the statement of operations.  No such liability was required during the current quarter for the May 2007 financing.  The warrant liability and revaluations did not have any impact on the Company’s working capital, liquidity, or business operations.

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

Nine months ended June 30, 2007 versus nine months ended June 30, 2006

We had net losses attributable to common stockholders of $2,002,000 for the nine months ended June 30, 2007, versus net losses attributable to common stockholders of $5,595,000 for the nine months ended June 30, 2006.

In August 2003, we were awarded a Small Business Innovation and Research (“SBIR”) grant from the National Cancer Institute, a division of the National Institutes of Health. Pursuant to the grant, we studied the antitumor and radiation-protective effects of our catalytic antioxidants. The study was a collaboration between us and the Department of Radiation Oncology at Duke University Medical Center. The grant ended in March 2006. We recognized zero and $92,000 of grant income during the nine months ended June 30, 2007 and 2006, respectively from our SBIR grant from the National Cancer Institute.  We do not expect to earn further grant revenues as work under our SBIR grant has been completed.

R&D expenses decreased $1,808,000, or 68%, to $869,000 for the nine months ended June 30, 2007 from $2,677,000 for the nine months ended June 30, 2006.  Clinical trial expenses for the nine months ended June 30, 2007 was $64,000 compared to $908,000 during the nine months ended June 30, 2006 as we completed our Phase I multiple dose clinical trail in ALS earlier in 2007.  Preclinical expenses primarily related to the Aeolus Pipeline Initiative for the nine months ended June 30, 2007 was $39,000 compared to $491,000 for the nine months ended June 30, 2006.  Patent fees also decreased by $643,000 during the current period as we were in the process of validating several patents internationally during the nine months ended June 30, 2006 while no such activity occurred during the current period.  Offsetting these declines was an increase of $226,000 in contract manufacturing and chemistry costs.

G&A expenses decreased $175,000, or 11%, to $1,396,000 for the nine months ended June 30, 2007 from $1,571,000 for the nine months ended June 30, 2007.  G&A expenses were lower during the nine months ended June 30, 2007 versus the nine months ended June 30, 2006 due to our efforts to decrease the level of services provided by consultants resulting in a decline of $180,000 in  legal and professional fees and a decline of $42,000 in employee compensation.  Offsetting these decline were increased stock expenses in the amount of $92,000.

During the nine months ended June 30, 2006, CPEC LLC (“CPEC”) received a milestone payment and equity consideration from ARCA Discovery, Inc., a privately held cardiovascular-focused company (“ARCA”).  In 2003, CPEC, of which we own 35%, out-licensed all rights to a potential therapeutic compound referred to as “bucindolol” to ARCA.  During the three months ended June 30, 2006, CPEC agreed to modify the license agreement between CPEC and ARCA Discovery, Inc. and received 400,000 shares of ARCA Discovery, Inc. common stock as consideration for the amendment.  In addition, during the three months ended June 30, 2006, CPEC received a milestone payment of $1,000,000 as a result of ARCA Discovery, Inc. completing a financing.  We recognized zero and $433,000 of income during the nine months ended June 30, 2007 and 2006, respectively as a result of our equity ownership of CPEC LLC.

During the nine months ended June 30, 2007, we recognized $225,000 in income as a result of the forgiveness of a portion of the principal balance of a note payable from  Elan Corporation, plc. (“Elan”).  In connection with the termination of a note payable and issuance of a new note payable, we paid $300,000 in cash to Elan, Elan and the Company entered into a new note payable in the amount of $453,000 for a period of two years under substantially the same terms as the original note and Elan forgave $225,000 of the original note payable.

In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock,” and the terms of the warrants and the transaction documents in our November 2005 and June 2006 financings, at the closing dates, November 21, 2005 and June 5, 2006, the fair value of the warrants issued in the financings were initially accounted for as liabilities until such date in which a registration statement registering the shares underlying the warrants were declared effective.  The warrant liabilities were revalued at each balance sheet date until the EITF 00-19 equity classification requirements were satisfied and changes in fair value were charged to the statement of operations.  Between November 21, 2005 and March 31, 2006, the fair value of the November 2005 warrants decreased by $401,000 which was credited to the statement of operations.  On March 1, 2006, the Securities and Exchange Commission declared the registration statement registering the shares underlying the warrants in the November 2005 financing effective and accordingly the warrant liability was reclassified to additional paid in capital.  During the period from June 5, 2006 to June 30, 2006, the fair value of the warrant increased by $2,111,000 which was charged to the statement of operations.  No such liability was required during the current quarter for the May 2007 financing.  The warrant liability and revaluations have not and will not have any impact on the Company’s working capital, liquidity, or business operations.

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

Liquidity and Capital Resources

We do not have any revenue and therefore we rely on investors, grants, collaborations and licensing of our compounds to finance our operations. At June 30, 2007, we had $2,173,000 of cash, a decrease of $1,151,000 from September 30, 2006. The decrease in cash was primarily due to the $2,265,000 loss from operations for the nine months ended June 30, 2007 and the payment of $300,000 to Elan in connection with the termination of a note payable offset by the May 2007 common stock financing which generated net proceeds of $1,761,000. We believe we have adequate financial resources to conduct operations through the second quarter of fiscal year 2008, but in order to fund on-going operating cash requirements beyond that point, or to further accelerate or expand our programs, we need to raise significant additional funds.

We incurred significant losses from operations of $2,265,000 and $5,604,000, and cash outflows from operations of $2,633,000 and $4,867,000, for the nine months ended June 30, 2007 and for the fiscal year ended September 30, 2006, respectively. Our ongoing future cash requirements will depend on numerous factors, particularly the progress of our catalytic antioxidant program and clinical trials and our ability to negotiate and complete collaborative agreements or out-licensing arrangements. In order to help fund our on-going operating cash requirements, we intend to seek new collaborations for our antioxidant research program that include initial cash payments and on-going research support. In addition, we might sell additional shares of our stock and explore other strategic and financial alternatives, including a merger with another company, the sale of stock, the establishment of new collaborations for current research programs, that include initial cash payments and ongoing research support and the out-licensing of our compounds for development by a third party.

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

ITEM 3.                      Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk is presently limited to the interest rate sensitivity of our cash and cash equivalents, which is affected by changes in the general level of U.S. interest rates. However, we believe that we are not subject to any material market risk exposure and do not expect that changes in interest rates would have a material effect upon our financial position. A hypothetical 10% change in interest rates would not have a material effect on our Statement of Operations or Cash Flows for the nine months ended June 30, 2007. We do not have any foreign currency or other derivative financial instruments. Our debt bears interest at a fixed rate.

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

4.1
Registration Rights Agreement dated May 22, 2007 by and among the Company and each of the Purchasers whose names appear on the Schedule attached thereto (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K dated May 22, 2007).

10.1
Securities Purchase Agreement dated May 22, 2007 by and among the Company and the investors whose names appear on the signature pages thereof (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated May 22, 2007).

10.2	Form of Warrant to Purchase Common Stock dated May 22, 2007 (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K dated May 22, 2007).

10.3	Letter Agreement dated April 30, 2007 by and between the Company and Rodman and Renshaw, LLC (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K dated May 22, 2007).

10.4
Convertible Promissory Note dated February 7, 2007 issued by Aeolus Pharmaceuticals, Inc. to Elan Pharma International Ltd. (incorporated by reference to Exhibit 10.43 to the Company's Form S-1 dated June 4, 2007).

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

AEOLUS PHARMACEUTICALS, INC.

Date: July 30, 2007	By:	/s/ John L. McManus
John L. McManus President and Chief Executive Officer (Principal Executive Officer)

Date: July 30, 2007	By:	/s/ Michael P. McManus
Michael P. McManus Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)