Form 10-K
period 2007-09-30
AEOLUS PHARMACEUTICALS, INC.
filed 2007-12-13
CIK 1261734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-K
______________
        (MARK ONE)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2007

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
(Title of class)

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant based upon the average of the bid and asked price on the OTC Bulletin Board as of March 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $6,600,000. Shares of common stock held by each executive officer and director and by each other stockholder who owned 10% or more of the outstanding common stock as of such date have been excluded in that such stockholder might be deemed to be affiliates. This determination of affiliate status might not be conclusive for other purposes.

As of December 10, 2007, the registrant had outstanding 31,952,749 shares of common stock and 475,087 shares of preferred stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A for the registrant’s 2007 Annual Meeting of Stockholders to be held on or about March 27, 2008 are incorporated herein by reference into Part III hereof.

AEOLUS PHARMACEUTICALS, INC.
ANNUAL REPORT ON FORM 10-K

PART I
NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that relate to future events or our future financial performance. You can identify forward-looking statements by terminology such as “may,” “might,” “will,” “could,” “should,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. Our actual results might differ materially from any forward-looking statement due to various risks, uncertainties and contingencies, including but not limited to those identified in Item 1A entitled “Risk Factors” beginning on page 18 of this report, as well as those discussed in our other filings with the Securities and Exchange Commission and the following:

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

Item 1. Business.

General

Aeolus Pharmaceuticals, Inc. (“we” or the “Company”), a Southern California-based biopharmaceutical company, is developing a new class of catalytic antioxidant compounds for diseases and disorders of the central nervous system, respiratory system, autoimmune system and oncology.  Our initial target applications are for the side effects of mustard gas exposure, cancer radiation therapy and amyotrophic lateral sclerosis, also known as “ALS” or “Lou Gehrig’s disease.”  We have reported positive safety results from two Phase I clinical trials of AEOL 10150, our lead drug candidate, with no serious adverse events noted.

We were incorporated in the State of Delaware in 1994. Our common stock trades on the OTC Bulletin Board under the symbol “AOLS.” Our principal executive offices are located at 23811 Inverness Place, Laguna Niguel, California 92677, and our phone number at that address is (949) 481-9825. Our website address is www.aeoluspharma.com. However, the information on, or that can be accessed through, our website is not part of this report. We also make available free of charge through our website our most recent annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

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

Our catalytic antioxidant program is designed to:
    ●   Retain the catalytic mechanism and high antioxidant efficiency of the natural enzymes, and
    ●   create and develop stable and small molecule antioxidants without the limitations of superoxide dismutases (“SOD”) so that they:
    ●   have broader antioxidant activity,
    ●   have better tissue penetration,
    ●   have a longer life in the body, and
    ●   are not proteins, which are more difficult and expensive to manufacture.

We have created a class of small molecules that consume free radicals catalytically; that is, these molecules are not themselves consumed in the reaction.   Our class of compounds is a group of manganoporphyrins (an anti-oxidant containing manganese) that retain the benefits of antioxidant enzymes, are active in animal models of disease and, unlike the body’s own enzymes, have properties that make them suitable drug development candidates.  Our most advanced compound, AEOL 10150, has shown efficacy in a variety of animal models, including ALS, stroke, radiation injury, pulmonary diseases, and diabetes. We filed an Investigational New Drug Application (“IND”) for AEOL 10150 in April 2004 under which clinical trials were conducted as more fully described below under the heading “AEOL 10150 Clinical Development Program.”  For a more detailed description of antioxidants see the section below titled “Background on Antioxidants.”

AEOL 10150

Our lead drug candidate is AEOL 10150 and is the first in our class of catalytic antioxidant compounds to enter clinical evaluation. AEOL 10150 is a small molecule catalytic antioxidant that has shown the ability to scavenge a broad range of reactive oxygen species, or free radicals. As a catalytic antioxidant, AEOL 10150 mimics and thereby amplifies the body’s natural enzymatic systems for eliminating these damaging compounds. Because oxygen-derived free radicals are believed to have an important role in the pathogenesis of many diseases, we believe that Aeolus’ catalytic antioxidants and AEOL 10150 may have a broad range of potential therapeutic uses. In particular, our catalytic antioxidants have been shown to significantly reduce tissue damage in animal models of ALS, radiation therapy, mustard gas exposure, stroke and chronic obstructive pulmonary disease for which we have focused on mustard gas exposure, radiation therapy and ALS.  However, further development of AEOL 10150 in radiation therapy and ALS will be dependent on the results of our ongoing study of AEOL 10150 for the treatment of mustard gas exposure.

AEOL 10150 in Radiation Therapy

According to the American Cancer Society, cancer is the second leading cause of death by disease representing one out of every four deaths in the United States with an expected 560,000 Americans expected to die of cancer in 2007.  In 2007, nearly 1.4 million new cancer cases are expected to be diagnosed in the United States.  The National Institutes of Health (“NIH”) estimates overall costs of cancer in 2006 in the United States at $206.3 billion: $78.2 billion for direct medical costs, $17.9 billion for indirect morbidity costs and $110.2 billion for indirect mortality costs.

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

A number of preclinical studies by Zjelko Vujaskovic, MD, PhD; Mitchell Anscher, MD, et al of Duke University. have demonstrated the efficacy of AEOL 10150 in radioprotection of normal tissue. Chronic administration of AEOL 10150 by continuous, subcutaneous infusion for 10 weeks has demonstrated a significant protective effect from radiation-induced lung injury in rats.  Female Fisher 344 rats were randomly divided into four different dose groups (0, 1, 10 and 30 mg/kg/day of AEOL 10150), receiving either short (one week) or long-term (ten weeks) drug administration via osmotic pumps. Animals received single dose radiation therapy of 28 Gray (“Gy”) to the right hemithorax. Breathing rates, body weights, histopathology and immunohistochemistry were used to assess lung damage. For the long term administration, functional determinants of lung damage 20 weeks post-radiation were significantly decreased by AEOL 10150.  Lung histology at 20 weeks revealed a significant decrease in structural damage and fibrosis.  Immunohistochemistry demonstrated a significant reduction in macrophage accumulation, collagen deposition and fibrosis, oxidative stress and hypoxia in animals receiving radiation therapy along with AEOL 10150. There were no significant differences between the irradiated controls, and the 3 groups receiving short-term administration of AEOL 10150 and single dose radiation therapy. Figure 2 below shows a semi-quantitative analyses of lung histology at 20 weeks which revealed a significant decrease in structural damage and its severity in animals receiving 10 and 30 mg/kg/day after radiation in comparison to radiation therapy along with placebo group or radiation therapy along with 1 mg/kg of AEOL 10150 (p = 0.01).

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

These in vivo studies employing subcutaneous administration of AEOL 10150, either by continuous infusion via osmotic pump or bid injection, demonstrate that AEOL 10150 protects healthy lung tissue from radiation injury delivered either in a single dose or by fractionated radiation therapy doses. AEOL 10150 mediates its protective effect(s) by inhibiting a number of events in the inflammatory cascade induced by radiation damage. Additional in vivo studies have been performed that provide support for manganoporphyrin antioxidant protection of lung tissue from radiation. Treatment with a related manganoporphyrin compound, AEOL 10113 significantly improved pulmonary function, decreased histopathologic markers of lung fibrosis, decreased collagen (hydroxyproline) content, plasma levels of the profibrogenic cytokine, transforming growth factor beta (TGF-β) and, as demonstrated by immunohistochemistry of lung tissue, collagen deposition and TGF-β.

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

Figure 5 above shows the HIF-1 Expression in prostate tumors and the impact of the treatment of AEOL 10150 in a study by Dr. Gridley of Loma Linda University.

In summary, the data obtained in these preclinical studies suggest that the post irradiation long term delivery of AEOL 10150 may be protective against radiation-induced lung injury, as assessed by histopathology and immunohistochemistry.  Oxidative stress, inflammation and hypoxia, which play important roles in the pathogenesis of radiation mediated fibrosis, were also shown to be reduced in animals treated with higher doses of AEOL 10150. Studies have also shown that AEOL 10150 does not adversely affect tumor response to radiation therapy.  Thus, treatment with AEOL 10150 does not significantly protect tumors from the cell killing effects of radiation therapy.  This combined with other studies that have shown that AEOL 10150 significantly prevents radiation induced normal tissue injury suggests that AEOL 10150 has the potential to achieve normal tissue protection without protection of tumor tissue.

AEOL 10150 in Treatment of the Effects of Mustard Gas Exposure

Sulfur mustards, of which mustard gas is a member, are a class of related cytotoxic, vesicant chemical warfare agents with the ability to form large blisters on exposed skin. In their pure form most sulfur mustards are colorless, odorless, viscous liquids at room temperature. When used as warfare agents they are usually yellow-brown in color and have an odor resembling mustard plants, garlic or horseradish.  Mustard agents, including sulfur mustard, are regulated under the 1993 Chemical Weapons Convention.  Three classes of chemicals are monitored under this Convention, with sulfur and nitrogen mustard grouped in the highest risk class, "schedule 1".  However, concerns about its use in a terrorist attack have lead to a resurgence in research to develop a protectant against exposure.

The increased risk of a terrorist attack in the United States involving chemical agents has created new challenges for many departments and agencies across the federal government. Within the Department of Health and Human Services, the NIH is taking a leadership role in pursuing the development of new and improved medical countermeasures designed to prevent, diagnose, and treat the conditions caused by potential and existing chemical agents of terrorism. In addition, many of the same chemicals posing a threat as terrorist agents may also be released from transportation and storage facilities by industrial accidents or during a natural disaster. The NIH has developed a comprehensive Countermeasures Against Chemical Threats (“CounterACT”) Research Network that includes Research Centers of Excellence, individual research projects, SBIRs, contracts and other programs. The CounterACT network will conduct basic, translational, and clinical research aimed at the discovery and/or identification of better therapeutic and diagnostic medical countermeasures against chemical threat agents, and their movement through the regulatory process. The overarching goal of this research program is to enhance our diagnostic and treatment response capabilities during an emergency.

Mustard gas is a strong vesicant (blister-causing agent). Due to its alkylating properties, it is also strongly mutagenic (causing damage to the DNA of exposed cells) and carcinogenic (cancer causing). Those exposed usually suffer no immediate symptoms. Within 4 to 24 hours the exposure develops into deep, itching or burning blisters wherever the mustard contacted the skin; the eyes (if exposed) become sore and the eyelids swollen, possibly leading to conjunctivitis and blindness.  At very high concentrations, if inhaled, it causes bleeding and blistering within the respiratory system, damaging the mucous membrane and causing pulmonary edema. Blister agent exposure over more than 50% body surface area is usually fatal.

Researchers at National Jewish Medical & Research Center and the University of Colorado Health Sciences in Denver, Colorado have been awarded a five year Center grant from the NIH CounterACT Research Network to support the development of compounds to protect and treat lung and skin injury associated with mustard gas exposure.   One of the lead compounds being tested in these studies is AEOL 10150.

Research in the area of mustard gas-mediated lung injury has provided experimental evidence that the mechanisms of these injuries are directly linked to the formation of reactive oxygen and nitrogen species and that superoxide dismutase and catalase can ameliorate injury responses. This theory has led to the hypothesis that the administration of catalytic antioxidant therapy can protect against mustard gas-induced acute lung and dermal injury. AEOL 10150 has already been shown to be well tolerated in humans and could be rapidly developed towards a NDA pending animal efficacy data.

Recent studies have found that the chemical warfare agent analog, 2-chloroethyl ethyl sulfide (“CEES”)-induced lung injury could be ameliorated by both exogenous superoxide dismutase and catalase. Both of these natural enzymes are important catalytic antioxidants and both these reactions are exhibited by metalloporphyrins.  CEES-induced lung injury is dependent in part upon blood neutrophils. Activated neutrophils are an important source of reactive oxygen species that are known to contribute to lung injury responses.  Antioxidants have also been shown to protect against CEES-induced dermal injury.  Mustard exposure is often associated with producing adult respiratory distress syndrome (“ARDS”) that requires supplemental oxygen therapy to maintain adequate tissue oxygenation.

Preliminary studies suggest that AEOL 10150 at 5/mg/kg, sc dose can rescue acute lung injury responses when dosed 1 hour after the sulfur mustard gas analog exposure. The next steps are to determine whether this protective effect still occurs with authentic mustard gas and whether the compound can also provide protection against the chronic lung fibrotic effects of mustard gas exposures. These data suggest that AEOL 10150 may provide an effective countermeasure to mustard gas attacks that can be rapidly developed.

The goal of the CounterACT is to assist in the development of safe and effective medical countermeasures designed to prevent, diagnose, and treat the conditions caused by potential and existing chemical agents of terrorism which can be added to the Nation’s Strategic National Stockpile (“SNS”).  The SNS is maintained by the Centers for Disease Control and Prevention (“CDC”). The SNS now contains CHEMPACKS which are located in secure, environmentally controlled areas throughout the United States available for rapid distribution in case of emergency.  The CDC has established a diagnostic response network for the detection of nerve agents, mustard, cyanide and toxic metals. The NIH will continue to research, develop and improve medical products that include chemical antidotes, drugs to reduce morbidity and mitigate injury, drugs to reduce secondary to chemical exposure and diagnostic tests and assessment tools to be used in mass casualty situations.

AEOL 10150 in ALS

ALS, commonly referred to as “Lou Gehrig’s disease,” the most common motor neuron disease, results from progressive degeneration of both upper and lower motor neurons. According to the ALS Association (“ALSA”), the incidence of ALS is two per 100,000 people. ALS occurs more often in men than women, with typical onset between 40 and 70 years of age. ALS is a progressive disease and approximately 80% of ALS patients die within five years of diagnosis, with only 10% living more than 10 years. The average life expectancy is two to five years after diagnosis, with death from respiratory and/or bulbar muscle failure. The International Alliance of ALS/MND Associations reports there are over 350,000 patients with ALS/MND worldwide and 100,000 people die from the disease each year worldwide. In the United States, ALSA reports that there are approximately 30,000 patients with ALS with 5,600 new patients diagnosed each year.

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

AEOL 10150 Clinical Development Program

AEOL 10150 has been thoroughly tested for safety, tolerability and pharmacokinetics with no serious or clinically significant adverse effects observed.   To date, 37 patients have received AEOL 10150 in two clinical trials designed to test the safety and tolerability of the drug candidate.

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

The Phase Ib study was conducted at five academic clinical ALS centers. Male and female ALS patients, 18 to 70 years of age, who were ambulatory (with the use of a walker or cane, if needed) and capable of orthostatic blood pressure assessments were enrolled in the study. Clinical signs/symptoms, laboratory values, cardiac assessments, and pharmacokinetics (PK) were performed.

Based upon an analysis of the data, it was concluded that multiple doses of AEOL 10150 for a period of six and one half consecutive days in the amount of 40 mg per day, 60 mg per day and 2 mg per kilogram per day were safe and well tolerated.  No serious or clinically significant adverse events were reported or observed.  The most frequent adverse events related to study compound were injection site observations related to compound delivery.  There were no significant laboratory abnormalities. Based upon extensive cardiovascular monitoring (i.e., frequent electrocardiograms and continuous Holter recordings throughout the six and one half days of dosing), there were no compound-related cardiovascular abnormalities.

The pharmacokinetic results of the Phase Ib multiple dose study are presented below.

Pharmacokinetic Parameters for AEOL 10150 for Phase I Multiple Dose Evaluation (Cohorts 1 and 2)

Pharmacokinetic Parameter	40 mg N = 4	60 mg N = 4	2 mg/kg N = 4

AUC(0-8) (hr•ng/mL)	7,476 ±1240	10,240 ±2,694	N/A

Tmax (0-48) (hr)	1.03 ±0.04	1.06 ±0.19	N/A

Cmax (0-48) (ng/mL)	1,735 ±221	2,315 ±775	1,653 ±314

T1/2 (hr)	9.4 ±3.4	7.8 ±0.8	N/A

Pharmacokinetic findings from the Phase Ib study to data are as follows:

·	Increases in Cmax and AUC(0-8) appears to correlate with increases in dose, but the correlation is not strong.
·	The mean Cmax for the 40 mg cohort was 1,735 ng/mL; 2,315 ng/mL for the 60 mg cohort and 1,653 ng/ml for the 2 mg/kg cohort.
·	There were probable linear correlations between both Cmax and AUC(0-8) and dose based on body weight.
·	The terminal half life (a measurement of the time period for which a compound stays in the body) as determined from Day 7 data was approximately 8 to 9 hours.
·
Steady-state occurs within three days of multiple dosing.  There was no evidence for a third longer half life that would be associated with long term accumulation.  Thus, compound accumulation is not expected beyond the third day with multiple dosing.

·
From 48 hours to the end of the infusion, the plasma concentrations of AEOL 10150 during the infusion showed little variability, indicating a smoother delivery of the drug than with twice-daily injections.

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

Parkinson’s disease is a common neurodegenerative disorder, second in occurrence among these disorders only to Alzheimer’s disease. According to the Parkinson’s Disease Foundation, Parkinson’s affects as many as one million people in the United States, with approximately 40,000 new cases diagnosed in the United States each year. According to the National Parkinson Foundation, each patient spends an average of $2,500 a year for medications. After factoring in office visits, Social Security payments, nursing home expenditures and lost income, the total cost to the United States is estimated to be nearly $25 billion annually.

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

Aeolus Pipeline

In June 2005, we launched the “Aeolus Pipeline Initiative” whereby we are focused on identifying additional compounds for potential entrance into clinical evaluation. The Aeolus Pipeline Initiative is an internal development initiative focused on advancing several of the most promising catalytic antioxidant compounds from our proprietary library of compounds. The initial therapeutic focus areas for the Aeolus Pipeline Initiative are: Parkinson’s disease; Cystic Fibrosis; Chronic Obstructive Lung Disease; colitis, biodefense/radioprotection; tumor suppression/bone marrow transplantation; and stroke. These therapeutic focus areas were selected based upon preliminary data developed using our catalytic antioxidant compounds.

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

National Jewish Medical and Research Center License

In November 2000, we obtained an exclusive worldwide license from the National Jewish Medical and Research Center ( the “NJC”) to develop, make, use and sell products using proprietary information and technology developed under a previous Sponsored Research Agreement within the field of antioxidant compounds and related discoveries.  We must make milestone payments to the NJC upon the occurrence of development milestones and pay royalties on net sales. We are also obligated to pay patent filing, prosecution, maintenance and defense costs. The NJC agreement is terminable by the NJC in the event of breach and otherwise expires when the last licensed patent expires.

Research and Development Expenditures

Expenditures for research and development activities related to our continuing operations were $1,381,000, $3,480,000 and $4,515,000 during the years ended September 30, 2007, 2006 and 2005, respectively. Research and development expenses for fiscal 2007 related to the completion of our Phase I multiple dose clinical trial for the treatment of ALS and preclinical testing associated with other drug candidates in our pipeline.

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

Antioxidants

Several companies have explored the therapeutic potential of antioxidant compounds in numerous indications. Historically, most of these companies have focused on engineered versions of naturally occurring antioxidant enzymes, but with limited success, perhaps because the large size of these molecules makes delivery into the cells difficult. Antioxidant drug research continues at a rapid pace despite previous clinical setbacks. Activbiotics, Inc. is currently developing a proprietary synthetic small molecule, M40403 for the management of post-operative ileus (“POI”). M40403 has been evaluated in approximately 700 subjects or patients in clinical trials in indications other than POI, with no serious drug related adverse events reported including a positive Phase II clinical trial for the treatment of pain when used in combination with morphine and a confirmatory Phase II study in pain in conjunction with opioids.  In addition, Activbiotics has completed a Phase I study of another antioxidant compound, M40419 and has indicated that their SOD mimetic library consists of over 250 small molecules that mimic naturally occurring SOD enzymes.  Proteome Systems Ltd. is also developing an antioxidant compound, EUK-189, for conditions associated with skin damage caused by free radicals.

Reduction of Radiation Induced-Injury in Cancer Therapy

There are currently three drugs approved for the treatment of the side effects of radiation therapy.  Amifostine (Ethyol®) is approved by the U.S. Food and Drug Administration (“FDA”) as a radioprotector.  Amifostine (Ethyolâ) is marketed by MedImmune, Inc. for use in reduction of chemotherapy-induced kidney toxicity associated with repeated administration of cisplatin in patients with advanced ovarian cancer and radiation-induced xerostomia (damage to the salivary gland) in patients undergoing post-operative radiation treatment for head and neck cancer.  MedImmune is studying amifostine in other indications of radiation therapy.  KepivanceTM (palifermin) is marketed by Amgen, Inc. for use in the treatment of severe oral mucositis (mouth sores) in patients with hematologic (blood) cancers who are undergoing high-dose chemotherapy followed by bone transplant.  Amgen is also studying Kepivance as an antimucositis agent in patients with head and neck cancer, non small cell lung cancer and colon cancer.  Salagen Tablets (pilocarpine hydrochloride) (“Salagen”) is marketed by MGI Pharma in the United States as a treatment for the symptoms of xerostomia induced by radiation therapy in head and neck cancer patients.

In addition, there are many drugs under development to treat the side effects of radiation therapy.  SaforisTM (glutamine), developed by MGI Pharma, recently received an approvable letter from the FDA for Saforis for the treatment and prevention of oral mucositis but is required to run an additional Phase III trial before final approval.  Endo Pharmaceuticals is currently conducting a Phase II clinical trial for EN3285 (formerly known  as RK-0202), a topical oral rinse, for the prevention of oral mucositis in patients with head and neck cancer undergoing combination treatment of radiation and chemotherapy.  Proteome Systems, Ltd. has initiated an investigation of a small molecule antioxidant to reduce radiation-induced skin damage in breast cancer.

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

However, there are more than twenty drug candidates reported to be in clinical development for the treatment of ALS.  Based on the information available to us some of the most advanced drug candidates include:

·
The Avicena Group is developing two drug candidates for the treatment of ALS. ALS-02, granted orphan drug designation by the FDA, recently completed its first Phase III trial. Data from this trial, when combined with a second trial of ALS-02, demonstrated a positive trend toward decreased mortality. The Avicena Group is currently analyzing the study results and plans to continue development of  ALS-02.

·
CytRx Corporation has completed a Phase II clinical trial with its small molecule product candidate, arimoclomol, for the treatment of ALS and expects to launch a second Phase II clinical trail by the end of 2007.

·	Ceregene, Inc. is currently testing in pre-clinical models its neurotrophic compound, CERE-130 (IGF-1), for the treatment of ALS.
·	Celgene and its partners are currently enrolling patients for a Phase II clinical trial for its immunomodulatory and antiangiogenic compound, thalidomide, for the treatment of ALS.
·	Columbia University has successfully completed two Phase II clinical trials using minocycline for the treatment of ALS and is conducting a Phase III clinical trial.
·	Eisai Limited is enrolling patients for a Phase II/III clinical trail for E0302 for the treatment of ALS.
·	Mitsubishi Tanabe Pharma Corporation is currently enrolling patients for three Phase III clinical trials for Radicut (Edaravone or MCI-186) for the treatment of ALS.
·
The National Institute of Neurological Disorders and Stroke is currently conducting a Phase III clinical trial with insulin-like growth factor-1 (IGF-I) to determine if IGF-I slows the progressive weakness in ALS patients.

·	Ono Pharmaceuticals Company, Ltd. has initiated a Phase II clinical trial in Europe using its astrocyte modulator, Cereact® Capsules (ONO-2506PO) for the treatment of ALS.
·	Peking University is currently enrolling patients for a Phase II clinical trial for G-CSF for the treatment of ALS.
·
Teva Pharmaceuticals is currently conducing two Phase II clinical trails for the treatment of ALS; one trial for its glatiramer acetate compound and one for Talampanel, an orally active antagonist of the alpha-amino-3-hydroxy-5-methyl-4-isoxazolepropionate neuronal excitatory glutamate receptor.

In addition, ALS belongs to a family of diseases called neurodegenerative diseases, which includes Alzheimer’s, Parkinson’s and Huntington’s disease. Due to similarities between these diseases, a new treatment for one ailment potentially could be useful for treating others. There are many companies that are producing and developing drugs used to treat neurodegenerative diseases other than ALS.

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

As of November 30, 2007, our catalytic antioxidant small molecule technology base is described in eleven issued United States patents and six United States pending patent applications. These patents and patent applications belong in whole or in part to Duke or the NJC and are licensed to us. These patents and patent applications cover soluble manganic porphyrins as antioxidant molecules as well as targeted compounds obtained by coupling such antioxidant compounds to molecules that bind to specific extracellular elements. The pending U.S. patent applications and issued U.S. patents include composition of matter claims and method claims for several series of compounds. Corresponding international patent applications have been filed 61 of which have issued as of November 30, 2007.

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

The United States system of drug approvals is considered to be the most rigorous in the world.  It takes an average of 10 – 15 years for a drug candidate to be approved in the United States according to the Tufts Center for the Study of Drug Development.  Only five in 5,000 drug candidates that enter preclinical testing make it to human testing and only one of those five is approved for commercialization.  On average it costs a company $897 million to get one new drug candidate from the laboratory to United States patients according to a May 2003 report by Tufts Center for the Study of Drug Development.

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

ARCA has indicated that they anticipate filing an application with the FDA for approval of bucindolol in 2007.

Employees

At November 30, 2007, we had one employee, John L. McManus, our President and Chief Executive Officer. Mr. McManus is not represented by a labor union. Each of our other executive officers and service providers are consultants.

Executive Officers

Our executive officers and their ages as of November 30, 2007 were as follows:

Name	Age	Position(s)

John L. McManus	43	President and Chief Executive Officer
Brian J. Day, Ph.D.	47	Chief Scientific Officer
Michael P. McManus	38	Chief Financial Officer, Treasurer and Secretary

John L. McManus. Mr. McManus began as a consultant to the Company in June 2005 as President. He became employed as our President and Chief Operating Officer in July 2006 and was appointed President and Chief Executive Officer in March 2007.  Mr. McManus, who received his degree in business administration from the University of Southern California in 1986, is the founder and president of McManus Financial Consultants, Inc. (“MFC”), which provides strategic, financial and investor relations advice to senior managements and boards of directors of public companies, including advice on mergers and acquisitions. These companies have a combined value of over $25 billion. He has served as president of MFC since 1997. In addition, Mr. McManus previously served as Vice President, Finance and Strategic Planning to Spectrum Pharmaceuticals, Inc. where he had primary responsibility for restructuring Spectrum’s operations and finances, including the design of strategic and financial plans to enhance Spectrum’s corporate focus, and leading the successful implementation of these plans. The implementation of these plans led to an increase in Spectrum’s market value from $1 million to more than $125 million at the time of Mr. McManus’ departure.

Brian J. Day, Ph.D. Dr. Day is a part-time consultant and was appointed Chief Scientific Officer of Aeolus in September 2004. Dr. Day has extensive training in both pharmacology and toxicology with over 14 years experience. Since 1994 he has helped guide the design and synthesis of metalloporphyrins and has discovered a number of their novel activities in biological systems. Dr. Day has authored over 70 original scientific publications and served as a consultant to biotechnology companies for over 10 years. He is an active member of a number of scientific societies including the American Chemical Society, Society for Free Radicals in Biology and Medicine, and Society of Toxicology, where he served on the Board of Publications. Dr. Day has been at the NJC since 1997 and currently is a Professor in the Environmental and Occupational Health Sciences Division. He is one of the scientific co-founders of Aeolus and an inventor on a majority of the catalytic antioxidant program’s patents.

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

We have incurred significant losses over the past five years, including net losses of $3.0 million, $5.8 million and $6.9 million for the years ended September 30, 2007, 2006 and 2005, respectively, and we had an accumulated deficit of approximately $155.9 million as of September 30, 2007. Our operating losses have been due primarily to our expenditures for research and development on our product candidates and for general and administrative expenses and our lack of significant revenues. We are likely to continue to incur operating losses until such time, if ever, that we generate significant recurring revenues. We anticipate it will take a minimum of five years (and possibly longer) for us to generate recurring revenues, since we expect that it will take at least that long before the development of any of our licensed or other current potential products is completed, marketing approvals are obtained from the FDA and commercial sales of any of these products can begin.

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

As of September 30, 2007, we had cash of approximately $1,727,000. We expect to use these funds, including any additional funds received pursuant to the exercise of outstanding warrants to purchase our capital stock, to continue the development of our product candidates, to expand the development of our drug pipeline and for working capital.

We believe we have adequate financial resources to fund our current operations through the fourth quarter of fiscal year 2008. However, in order to fund on-going cash requirements beyond that point, or to further accelerate or expand our programs, we will need to raise additional funds. We are considering strategic and financial options available to us, including public or private equity offerings, debt financings and collaboration arrangements. If we raise additional funds by issuing securities, our stockholders will experience dilution of their ownership interest. Debt financings, if available, may involve restrictive covenants and require significant interest payments.  If we do not receive additional financing to fund our operations beyond the fourth quarter of fiscal 2008, we would have to discontinue some or all of our activities, merge with or sell some or all of our assets to another company, or cease operations entirely, and our stockholders might lose all or part of their investments.

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

In its audit opinion issued in connection with our consolidated balance sheet as of September 30, 2007 and 2006 and our consolidated statements of operations, stockholder’s equity and cash flows for the years ended September 30, 2007, 2006 and 2005, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern given our recurring net losses, negative cash flows from operations and working capital deficiency. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue in existence.

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

As of September 30, 2007, we had an accumulated deficit of $155.9 million from our research, development and other activities. We have not generated material revenues from product sales and do not expect to generate product revenues sufficient to support us for at least several more years.

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

As of November 30, 2007, we had one full-time employee, our President and Chief Executive Officer. We utilize consultants to assist with our operations and are highly dependent on the services of our executive officers. We also are dependent on our collaborators for our research and development activities. The loss of key executive officers or collaborators could delay progress in our research and development activities or result in their termination entirely.

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

Currently, there are three drugs approved as radiation protection agents.  Amifostine (Ethyol®) is marketed by MedImmune, Inc. for use in reduction of chemotherapy-induced kidney toxicity and radiation-induced xerostomia (damage to the salivary gland).  KepivanceTM (palifermin) is marketed by Amgen, Inc. for use in the treatment of severe oral mucositis (mouth sores) in patients with hematologic (blood) cancers.  Salagen Tablets (pilocarpine hydrochloride) is marketed by MGI Pharma in the United States as a treatment for the symptoms of xerostomia induced by radiation therapy in head and neck cancer patients.  However, there are also many companies working to develop pharmaceuticals that act as a radiation protection agent including MGI Pharma, Curagen Corporation, Endo Pharmaceuticals and Proteome Systems, Ltd.

Currently, Rilutek®, which was developed by Aventis Pharma AG, is the only drug of which we are aware that has been approved by the FDA for the treatment of ALS. Other companies are working to develop pharmaceuticals to treat ALS, including the Avicena Group, CytRx Corporation, Ceregene Inc., Celgene, Mitsubishi Tanabe Pharma Corporation, Ono Pharmaceuticals and Teva Pharmaceuticals. In addition, ALS belongs to a family of diseases called neurodegenerative diseases, which includes Alzheimer’s disease, Parkinson’s disease and Huntington’s disease. Due to similarities between these diseases, a new treatment for one disease potentially could be useful for treating others. There are many companies that are producing and developing drugs used to treat neurodegenerative diseases other than ALS, including Amgen, Inc., Cephalon, Inc., Ceregene, Inc., Elan Pharmaceuticals, plc, Forest Laboratories, Inc., H. Lundbeck A/S, Phytopharm plc, and Schwarz Pharma AG.

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

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, including expanded disclosures and accelerated reporting requirements and more complex accounting rules, including those pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. Compliance with Section 404, which requires companies to evaluate their internal control over financial reporting, and other requirements will increase our costs and require additional management resources. Based on current SEC rules, we are required to be in compliance with Section 404 of the Sarbanes-Oxley Act of 2002 beginning in our fiscal year ending September 30, 2008.

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

As of November 30, 2007, Xmark Opportunity Partners, LLC (“Xmark”) possessed voting power over 14,578,154 shares, or 45.6%, of our outstanding common stock, through its management of Goodnow Capital, L.L.C. (“Goodnow”), Xmark Opportunity Fund, L.P., Xmark Opportunity Fund, Ltd. and Xmark JV Investment Partners, LLC (collectively, the “Xmark Funds”), and through a voting trust agreement by and among Biomedical Value Fund, L.P., Biomedical Value Fund, Ltd., Xmark Asset Management, LLC and the Company  (the “Xmark Voting Trust”) with respect to 1,000,000 shares. As a result, Xmark is able to determine a significant part of the composition of our board of directors, holds significant voting power with respect to matters requiring stockholder approval and is able to exercise significant influence over our operations. The interests of Xmark may be different than the interests of other stockholders on these and other matters. This concentration of ownership also could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could reduce the price of our common stock.

Also as of November 30, 2007, Efficacy Capital Ltd. (“Efficacy Capital”) owned 9,800,000 shares, or 30.7%, of our outstanding common stock, through its management of Efficacy Biotech Master Fund Ltd.  As a result, Efficacy Capital is able to determine a significant part of the composition of our board of directors, holds significant voting power with respect to matters requiring stockholder approval and is able to exercise significant influence over our operations.  The interests of Efficacy Capital may be different than the interests of other stockholders on these and other matters.  This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could reduce the price of our common stock.

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

As of November 30, 2007, we had 31,952,749 shares of common stock outstanding. We may grant to our employees, directors and consultants options to purchase shares of our common stock under our 2004 Stock Option Plan. In addition, as of November 30, 2007, options to purchase 3,908,617 shares were outstanding at exercise prices ranging from $0.38 to $51.25 per share, with a weighted average exercise price of $2.70 per share, and 2,901,559 shares were reserved for issuance under the 2004 Stock Option Plan. In addition, as of November 30, 2007, warrants to purchase 14,025,427 shares of common stock were outstanding at exercise prices ranging from $0.50 to $19.90 per share, with a weighted exercise price of $1.15 per share. We have also reserved 475,087 shares of common stock for the conversion of our outstanding Series B Preferred stock.

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

Our common stock is not listed on a national exchange, is illiquid and is characterized by low and/or erratic trading volume, and the per share price of our common stock has fluctuated from $0.34 to $1.50 during the last two years.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to us by a vote of the security holders during the quarter ended September 30, 2007.

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

	High	Low

Fiscal Year Ended September 30, 2006
October 1, 2005 through December 31, 2005	$1.35	$0.80
January 1, 2006 through March 31, 2006	$1.00	$0.76
April 1, 2006 through June 30, 2006	$0.90	$0.42
July 1, 2006 through September 30, 2006	$0.91	$0.50

Fiscal Year Ended September 30, 2007
October 1, 2006 through December 31, 2006	$0.85	$0.51
January 1, 2007 through March 31, 2007	$0.75	$0.34
April 1, 2007 through June 30, 2007	$1.50	$0.51
July 1, 2007 through September 30, 2007	$1.01	$0.37

(b) Stock Performance Graph

The following graph shows a five-year comparison of cumulative total stockholder returns for Aeolus, the Nasdaq Stock Market (U.S.) Index and the Nasdaq Pharmaceutical Index. The graph and data below assume that $100 was invested on September 30, 2002 in each of Aeolus’ Common Stock, the stocks in the Nasdaq Stock Market (U.S.) Index and the stocks in the Nasdaq Pharmaceutical Index, and further assumes the reinvestment of all dividends.

	9/30/02	9/30/03	9/30/04	9/30/05	9/30/06	9/30/07

Aeolus Pharmaceuticals, Inc.	$100.00	$428.57	$217.14	$160.00	$114.29	$72.86
Nasdaq Stock Market (U.S.)	$100.00	$153.16	$163.41	$186.60	$197.46	$237.95
Nasdaq Pharmaceutical	$100.00	$154.97	$153.73	$168.92	$162.41	$184.07

(c) Approximate Number of Equity Security Holders

As of November 30, 2007, the number of record holders of our common stock was 187 and we estimate that the number of beneficial owners was approximately 2,100.

(d) Dividends

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

·	the initiation of dosing of the first human patient in an efficacy-based study of AEOL 10150.

(e) Equity Compensation Plan and Additional Equity Information as of September 30, 2007

Plan category	(a)Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b)Weighted-average exercise price of outstanding options, warrants and rights	(c)Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by our stockholders:
2004 Stock Option Plan	1,896,777	$0.79	2,936,559
1994 Stock Option Plan	1,976,840	$4.57	0

Equity compensation plans and securities not approved by our stockholders:
Warrant to Purchase Common Stock Issued to Brookstreet Securities Corporation	250,000	$1.50	Not applicable
Warrant to Purchase Common Stock Issued to TBCC Funding Trust II	1,759	$19.90	Not applicable
Warrant to Purchase Common Stock Issued to W. Ruffin Woody, Jr.	35,000	$1.00	Not applicable
Total – Common Stock	4,160,376		2,936,559

Convertible Promissory Note convertible into shares of Series B Preferred Stock Issued to Elan Pharma International Limited (as of September 30, 2007)(1)(2)	53,649	$9.00	7,818
Total – Series B Preferred Stock	53,649		7,818

——————
(1)           As of September 30, 2007, each share of Series B preferred stock was convertible into one share of common stock.

(2)           The conversion value of the note will increase by its 10% interest rate until its maturity on February 8, 2009.

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

None.

(f) Purchase of Equity Securities by the Issuer and Affiliated Purchases

None.

Item 6. Selected Financial Data.

You should read the following selected financial data in conjunction with our consolidated financial statements and the notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. We derived the consolidated statements of operations data for the five fiscal years ended September 30, 2007 and the related consolidated balance sheet data at those dates from our audited consolidated financial statements. Except for the consolidated statements of operations for the fiscal years ended September 30, 2004 and 2003 and the consolidated balance sheet data at September 30, 2005, 2004 and 2003, each of these consolidated financial statements are included elsewhere in this Form 10-K. The financial results for prior years have been reclassified to present our liver therapy program’s operations as discontinued operations.  All common stock amounts have been adjusted for a one-for-ten reverse stock split effected in July 2004.

Statement of Operations Data:

	Year Ended September 30,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)

Revenue:
Grant income and contract revenue	$—	$92	$252	$305	$—
Costs and expenses:
Research and development	1,381	3,480	4,515	8,295	2,780
General and administrative	1,919	2,216	2,674	3,987	2,025
Total costs and expenses	3,300	5,696	7,189	12,282	4,805
Loss from operations	(3,300)	(5,604)	(6,937)	(11,977)	(4,805)
Gain on forgiveness of debt	225	—	—	—	—
Equity in income of CPEC LLC	—	433	—	—	—
Equity in loss of Incara Development	—	—	—	—	(76)
Increase in fair value of common stock warrants	—	(604)	—	—	—
Interest income (expense), net	51	(6)	(31)	(5,213)	(192)
Other income	—	53	63	23	223
Loss from continuing operations	(3,024)	(5,728)	(6,905)	(17,167)	(4,850)
Discontinued operations	—	—	—	—	(38)
Gain on sale of discontinued operations	—	—	—	—	1,912
Net loss	(3,024)	(5,728)	(6,905)	(17,167)	(2,976)
Preferred stock dividend and accretion	—	(81)	—	(135)	(949)
Net loss attributable to common stockholders	$(3,024)	$(5,809)	$(6,905)	$(17,302)	$(3,925)
Net loss per share from continuing operations available to common stockholders	$(0.10)	$(0.31)	$(0.49)	$(2.06)	$(4.25)
Net loss per share attributable to common stockholders	$(0.10)	$(0.31)	$(0.49)	$(2.06)	$(2.88)
Weighted average common shares outstanding:
Basic and diluted	30,239	18,926	13,976	8,388	1,365

Balance Sheet Data:

	September 30,
	2007	2006	2005	2004	2003
	(in thousands)

Cash and cash equivalents and marketable securities	$1,727	$3,324	$626	$7,381	$586
Working capital (deficiency)	$1,538	$1,581	$(73)	$6,093	$(2,242)
Total assets	$1,931	$3,554	$937	$7,856	$1,080
Long-term portion of capital lease obligations and notes payable	$483	$—	$867	$787	$714
Redeemable convertible exchangeable preferred stock	$—	$—	$—	$—	$14,503
Total liabilities	$751	$1,847	$1,869	$2,324	$18,159
Total stockholders’ equity (deficit)	$1,180	$1,707	$(932)	$5,532	$(17,079)

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

Overview

We are developing a series of catalytic antioxidant molecules to protect against the damaging effects of reactive oxygen derived molecules, commonly referred to as free radicals. Free radicals cause damage in a broad group of diseases and conditions. Our initial target applications will be the use of our catalytic antioxidants for the treatment of mustard gas exposure, cancer radiation therapy and amyotrophic lateral sclerosis, also known as “ALS” or “Lou Gehrig’s disease.”    However, further development of AEOL 10150 in radiation therapy and ALS will be dependent on the results of our ongoing studies of AEOL 10150 for the treatment of mustard gas exposure.  We have reported positive safety results from two Phase I clinical trials of AEOL 10150 in patients diagnosed with ALS with no serious adverse events noted.

We do not have any recurring revenue and therefore we must rely on public or private equity offerings, debt financings, collaboration arrangements or grants to finance our operations.

We had net losses attributable to common stockholders of $3,024,000 and $5,809,000 for the fiscal years ended September 30, 2007 and 2006, respectively. We had an accumulated deficit of $155,926,000 at September 30, 2007.  We have not yet generated any revenue from product sales and do not expect to receive any product revenue in the foreseeable future, if at all.

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

On June 5, 2006, we completed a private placement of 10,000,000 shares of our Common Stock, warrants to purchase up to an aggregate of 7,000,000 shares of common stock with an exercise price of $0.75 per share and a five year term and warrants to purchase up to an aggregate of 4,000,000 shares of common stock with an exercise price of $0.50 per share and a one year term  (which expired on June 5, 2007 without being exercised) for aggregate net proceeds of approximately $4,754,000 (the “2006 Financing”).

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

On May 22, 2007, we completed a private placement of 2,666,667 shares of our Common Stock, warrants to purchase up to an aggregate of 2,000,001 shares of common stock with an exercise price of $0.75 per share and a five year term for aggregate net proceeds of approximately $1,761,000 (the “ 2007 Financing”.

Results of Operations

Fiscal Year Ended September 30, 2007 Compared to Fiscal Year Ended September 30, 2006

We had a net loss attributable to common stockholders of $3,024,000 for the fiscal year ended September 30, 2007, versus a net loss attributable to common stockholders of $5,809,000 for fiscal 2006.

In August 2003, we were awarded a $100,000 Small Business Innovation and Research (“SBIR”) Phase I grant from the National Cancer Institute, a division of the NIH. In March 2004, we were awarded up to $375,000 for the first year of a SBIR Phase II grant and received approval for a second year of the Phase II grant program in January 2005. Pursuant to the grants, we are studying the antitumor and radiation-protective effects of our catalytic antioxidants. The study is a collaboration between us and the Department of Radiation Oncology at Duke University Medical Center.  We recognized zero and $92,000 of grant income during fiscal year 2007 and 2006, respectively from our SBIR grant from the National Cancer Institute.  We do not expect to earn further grant revenues as work under our SBIR grant has been completed.

Research and Development

Research and development (“R&D”) expenses decreased $2,099,000, or 60%, to $1,381,000 for fiscal 2007 from $3,480,000 for fiscal 2006. Our primary operational focus and R&D spending during fiscal year 2007 was on finalizing our Phase I multiple dose clinical trail for the treatment of ALS, planning the future clinical and development plan for AEOL 10150 and AEOL 11207 as well as advancing additional drug candidates in our pipeline, while our primary operational focus and R&D spending during fiscal year 2006 was on conducting our Phase I multiple dose clinical trial for the treatment of ALS and the advancement of the Aeolus Pipeline Initiative.  Clinical trial expenses for fiscal year 2007 were $64,000 compared to $1,233,000 during fiscal year 2006.  Preclinical expenses primarily related to the development of additional drug candidates in our pipeline for fiscal year 2007 were $72,000, whereas preclinical expenses during fiscal year 2006 were $585,000. Patent fees also decreased by $629,000 during the current year as we were in the process of validating several patents internationally during fiscal 2006 while no such activity occurred during fiscal 2007.  Offsetting these declines was an increase of $400,000 in contract manufacturing and chemistry costs.

R&D expenses for our antioxidant program have totaled $33,534,000 from inception through September 30, 2007. Because of the uncertainty of our research and development and clinical studies, we are unable to predict the total level of spending on the program or the program completion date. However, we expect R&D expenses during fiscal year 2008 will be higher than fiscal 2007 as we may initiate additional clinical trials of AEOL 10150. Our ongoing cash requirements will also depend on numerous factors, particularly the progress of our R&D programs and our ability to negotiate and complete collaborative agreements.

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

General and administrative (“G&A”) expenses decreased $297,000, or 13%, to $1,919,000 for fiscal year 2007 from $2,216,000 for fiscal year 2006.   G&A expenses were lower during fiscal year 2007 versus fiscal year 2006 due to our efforts to decrease the level of services provided by consultants resulting in a decline of $160,000 in  legal and professional fees and a decline of $135,000 in employee compensation.  Offsetting these decline were increased non-cash stock expenses in the amount of $132,000.

During fiscal 2007, we recognized $225,000 in income as a result of the forgiveness of a portion of the principal balance of a note payable from Elan Corporation, plc. (“Elan”).  In connection with the termination of a note payable and issuance of a new note payable, we paid $300,000 in cash to Elan, Elan and the Company entered into a new note payable in the amount of $453,000 for a period of two years under substantially the same terms as the original note and Elan forgave $225,000 of the original note payable.

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

In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock,” and the terms of the warrants and the transaction documents in our 2005 Financing and 2006 Financing, at the closing dates, November 21, 2005 and June 5, 2006, respectively, the fair value of the warrants issued in the financings were initially accounted for as liabilities until the date the applicable registration statement registering the shares underlying the warrants was declared effective by the Securities and Exchange Commission.  The warrant liabilities were revalued at each balance sheet date until the EITF 00-19 equity classification requirements were satisfied and changes in fair value were charged to the statement of operations.  Between November 21, 2005 and March 1, 2006, the fair value of the 2005 Financing warrants decreased by $401,000 which was credited to the statement of operations.  On March 1, 2006, the Securities and Exchange Commission declared the registration statement registering the shares underlying the warrants in the 2005 Financing effective and accordingly the warrant liability was reclassified to additional paid in capital.  During the period from June 5, 2006 to July 31, 2006, the fair value of the 2006 Financing warrants increased by $901,000 which was charged to the statement of operations.  On July 31, 2006, the Securities and Exchange Commission declared the registration statement registering the shares underlying the warrants issued in the 2006 Financing effective and accordingly the warrant liability was reclassified to additional paid in capital.  No such liability was required during the current year for the May 2007 financing.  The warrant liability and revaluations have not and will not have any impact on the Company’s working capital, liquidity, or business operations.

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

We recognized $92,000 of grant income during the fiscal year 2006 versus $252,000 of grant income during fiscal year 2005.

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

General and Administrative

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

Liquidity and Capital Resources

At September 30, 2007, we had $1,727,000 of cash, a decrease of $1,597,000 from September 30, 2006. The decrease in cash from September 30, 2006 to 2007 was primarily due to our fiscal 2007 operating expenses offset by the May 2007 financing. We believe we have adequate financial resources to conduct operations into the fourth quarter of fiscal year 2008. This raises substantial doubt about our ability to continue as a going concern, which will be dependent on our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing and, ultimately, to achieve operating profit.

We incurred operational losses of $3,300,000 during fiscal 2007. Our ongoing cash requirements will depend on numerous factors, particularly the progress of our catalytic antioxidant program and clinical trials and our ability to negotiate and complete collaborative agreements or out-licensing arrangements. In order to help fund our on-going operating cash requirements, we intend to seek new collaborations for our antioxidant research program that include initial cash payments and on-going research support. In addition, we will need to raise additional funds and explore other strategic and financial alternatives, including a merger with another company and the establishment of new collaborations for current research programs that include initial cash payments and ongoing research support, or the out-licensing of our compounds for development by a third party.

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

Contractual Obligations

Our contractual obligations (in thousands) as of September 30, 2007 were as follows:

		Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-term debt	$483	$—	$483	$—	$—
Capital lease obligations	—	—	—	—	—
Operating leases	—	—	—	—	—
Purchase obligations	333	333	—	—	—
Total	$816	$333	$483	$—	$—

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

We completed our corporate reorganization on November 20, 2003. The reorganization involved the merger of our former parent company into one of its wholly owned subsidiaries. Upon consummation of the merger, a $3.0 million note held by Goodnow, including accrued interest, converted into 3,060,144 shares of our common stock. On April 19, 2004, we sold $10.26 million of our common stock in a private placement. In conjunction with the private placement, Goodnow voluntarily converted a $5.0 million debenture, including accrued interest thereon, into 5,046,875 shares of our common stock, which, along with the 3,060,144 shares issued in the merger and the 20 shares that Goodnow owned before the consummation of the merger, represented 58.1% of the shares of our common stock outstanding on November 30, 2004. As of November 30, 2007, Xmark, through its management of Goodnow and the Xmark Funds, and through the Xmark Voting Trust, had voting power over 45.6% of our outstanding common stock.  As a result of this significant ownership, Goodnow is able to significantly influence, if not control, future actions voted on by stockholders of our company.

As part of the $8.0 million financing from Goodnow, we agreed:

·	to secure the $8.0 million debt with liens on all of our assets, which liens expired on April 19, 2004 when the remaining debt converted to shares of common stock;
·	to spend the financing proceeds only in accordance with a budget and development plan agreed to by Goodnow;
·
to not enter into any arrangement with a party other than Goodnow in which we would raise capital through the issuance of our securities other than the raising of up to an aggregate of $20,000,000 through the issuance of shares of our common stock at a price of greater than $3.00 per share and which would represent 25% or less of our then outstanding common stock on an as-converted to common and fully diluted basis. If we agree to or consummate a financing transaction with someone other than Goodnow that exceeds these limitations, we will pay Goodnow a break-up fee of $500,000. Goodnow approved the April 2004 private placement, which exceeded these limitations, and waived the fee. However, the $20,000,000 limitation was lowered to $9,740,000 and the 25% limitation was reduced to zero. Goodnow also approved the 2005 Financing, the 2006 Financing and the 2007 Financing, each of which exceeded these limitations and waived the fee; and

·
to allow Goodnow to appoint one director to our board of directors, provided Goodnow owns at least 10%, but less than 20%, of our outstanding common stock, on an as-converted to common and fully diluted basis, and two directors if Goodnow owns more than 20% of our outstanding common stock.

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

New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” which creates a comprehensive model to address accounting for uncertainty in tax positions. FIN No. 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized for financial statements. FIN No. 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN No. 48 is effective for fiscal years beginning after December 15, 2006 (or October 1, 2007 for the Company). Management does not expect this interpretation to materially impact the Company’s consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are not a party to any derivative financial instruments. Our exposure to market risk primarily relates to changes in interest rates on our investments with maturities of less than three months (which are considered to be cash and cash equivalents). Changes in interest rates affect the investment income earned on those investments.

At September 30, 2007, we had one fixed-rate note payable.  Since this instrument is a fixed-rate note, it does not expose us to the risk of earnings loss due to changes in market interest rates.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Aeolus Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Aeolus Pharmaceuticals, Inc. (the “Company”) as of September 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years ended September 30, 2007, 2006 and 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aeolus Pharmaceuticals, Inc. as of September 30, 2007 and 2006, and the results of its operations and its cash flows for each of the years ended September 30, 2007, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note B of the consolidated financial statements, the Company has suffered recurring losses, negative cash flows from operations and does not currently possess sufficient working capital to fund its operations throughout the next fiscal year.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                         /s/ Haskell & White LLP
                                    HASKELL & WHITE LLP

Irvine, California
December 5, 2007

 AEOLUS PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	September 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$1,727	$3,324
Prepaids and other current assets	79	104
Total current assets	1,806	3,428

Investment in CPEC LLC	125	126
Total assets	$1,931	$3,554

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$266	$868
Accrued expenses	2	23
Current maturity of long-term note payable	—	956
Total current liabilities	268	1,847

Long-term note payable	483	—
Total liabilities	751	1,847

Commitments and Contingencies (Note E and J)

Stockholders' equity (deficit):
Preferred stock, $.01 par value per share, 10,000,000 shares authorized:
Series B nonredeemable convertible preferred stock, 600,000 shares authorized; 475,087 shares issued and outstanding as of September 30, 2007 and 2006	5	5
Common stock, $.01 par value per share, 50,000,000 shares authorized; 31,952,749 and 29,265,249 shares issued and outstanding at September 30, 2007 and 2006, respectively	320	293
Additional paid-in capital	156,781	154,311
Accumulated deficit	(155,926)	(152,902)
Total stockholders' equity (deficit)	1,180	1,707
Total liabilities and stockholders' equity (deficit)	$1,931	$3,554

The accompanying notes are an integral part of these consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Fiscal Year Ended September 30,
	2007	2006	2005

Revenue
Grant income	$—	$92	$252

Costs and expenses:
Research and development	1,381	3,480	4,515
General and administrative	1,919	2,216	2,674
Total costs and expenses	3,300	5,696	7,189

Loss from operations	(3,300)	(5,604)	(6,937)
Equity in income of CPEC LLC ($315 dividend received in 2006)	—	433	—
Interest income (expense), net	51	(6)	(31)
Increase in fair value of common stock warrants	—	(604)	—
Other income	225	53	63

Net loss	(3,024)	(5,728)	(6,905)
Preferred stock dividend and accretion	—	(81)	—

Net loss attributable to common stockholders	$(3,024)	$(5,809)	$(6,905)

Net loss per common share (basic and diluted):	$(0.10)	$(0.31)	$(0.49)

Weighted average common shares outstanding:
Basic and diluted	30,239	18,926	13,976

The accompanying notes are an integral part of these consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Dollars in thousands)

	Series A Preferred Stock (not part of equity)		Series B Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value

Balance at September 30, 2004	—	—	503,544	$5	13,947,303	$139	$145,576	$(140,188)	$5,532

Common stock issued in exchange of Series B preferred stock	—	—	(28,457)	—	28,457	—	—	—	—
Compensation expense on the accelerated vesting of employee stock options	—	—	—	—	—	—	293	—	293
Exercise of common stock options	—	—	—	—	62,499	1	62	—	63
Stock-based compensation	—	—	—	—	—	—	85	—	85
Net loss for the fiscal year ended September 30, 2005	—	—	—	—	—	—	—	(6,905)	(6,905)

Balance at September 30, 2005	—	—	475,087	5	14,038,259	140	146,016	$(147,093)	$(932)

Sale of Series A Preferred Stock, net of issuance costs of $87,000	1,250,000	$354	—	—	—	—	(87)	—	(87)
Conversion of Series A Preferred Stock	(1,250,000)	(354)			5,000,000	50	304	—	354
Sale of common stock pursuant to stock offering, net of issuance costs of $46,000	—	—	—	—	10,000,000	100	43	—	143
Common stock issued pursuant to a license agreement	—	—	—	—	25,000	1	12	—	13
Exercise of common stock options	—	—	—	—	83,332	1	82	—	83
Stock-based compensation and amortization of warrants	—	—	—	—	—	—	500	—	500
Reclassification of common stock warrant liabilities	—	—	—	—	—	—	7,361	—	7,361
Series A preferred stock dividends and accretion	—	—	—	—	118,658	1	80	(81)	—
Net loss for the fiscal year ended September 30, 2006	—	—	—	—	—	—	—	(5,728)	(5,728)
Balance at September 30, 2006	—	—	475,087	$5	29,265,249	$293	$154,311	$(152,902)	$1,707

The accompanying notes are an integral part of these consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (continued) (Dollars in thousands)
	Series A Preferred Stock (not part of equity)
			Series B Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value

Balance at September 30, 2006	—	—	475,087	5	29,265,249	$293	$154,311	$(152,902)	$1,707

Sale of common stock pursuant to stock offering, net of issuance costs of $239,000	—	—	—	—	2,666,667	27	1,734	—	1,761
Exercise of common stock options	—	—	—	—	20,833	—	20	—	20
Stock-based compensation and amortization of warrants	—	—	—	—	—	—	716	—	716
Net loss for the fiscal year ended September 30, 2007	—	—	—	—	—	—	—	(3,024)	(3,024)
Balance at September 30, 2007	—	—	475,087	$5	31,952,749	$320	$156,781	$(155,926)	$1,180

The accompanying notes are an integral part of these consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended September 30,
	2007	2006	2005

Cash flows from operating activities:
Net loss	$(3,024)	$(5,728)	$(6,905)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	—	9
Noncash compensation	716	500	293
Noncash interest and financing costs	52	89	81
Noncash consulting and license fee	—	13	85
(Gain) on foregiveness of note payable	(225)	—	—
Increase in fair value of common stock warrants	—	604	—
(Gain) on sale or disposal of equipment	—	—	(19)
Change in assets and liabilities:
Accounts receivable	1	13	124
Prepaids and other assets	24	(247)	25
Accounts payable and accrued expenses	(623)	(111)	(535)
Net cash used in operating activities	(3,079)	(4,867)	(6,842)

Cash flows from investing activities:
Proceeds from dividend from CPEC LLC	—	315	—
Proceeds from sale of equipment	—	—	25
Net cash provided by investing activities	—	315	25

Cash flows from financing activities:
Repayment of Note Payable	(300)	—	—
Proceeds from the issuance of Series A Preferred Stock	—	2,500	—
Costs related to the issuance of Series A Preferred Stock	—	(87)	—
Proceeds from issuance of common stock and warrants	2,000	5,000	—
Costs related to the issuance of common stock and warrants	(239)	(246)	—
Proceeds from exercise of stock options	21	83	62
Net cash provided by financing activities	1,482	7,250	62
Net (decrease) increase in cash and cash equivalents	(1,597)	2,698	(6,755)
Cash and cash equivalents at beginning of year	3,324	626	7,381
Cash and cash equivalents at end of year	$1,727	$3,324	$626

Supplemental disclosure of cash flow information:
Cash payments of interest	$—	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued in exchange for Series A preferred stock	$—	$354	$—
Common stock issued in exchange for Series B preferred stock	$—	$—	$28
Preferred stock dividend accreted	$—	$81	$—

The accompanying notes are an integral part of these consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

A. Nature of the Business

Aeolus Pharmaceuticals, Inc. is a biopharmaceutical company that is developing a new class of catalytic antioxidant compounds for diseases and disorders of the central nervous system, respiratory system, autoimmune system and oncology.

The “Company” or “Aeolus” refers collectively to Aeolus Pharmaceuticals, Inc., a Delaware corporation (“Aeolus”) and its wholly owned subsidiary, Aeolus Sciences, Inc., a Delaware corporation (“Aeolus Sciences”). As of September 30, 2007, Aeolus also owned a 35.0% interest in CPEC LLC, a Delaware limited liability company (“CPEC”). The Company’s primary operations are located in Laguna Niguel, California.

B. Liquidity

The Company has incurred significant operating losses and cash outflows from operations of $3,024,000 and $3,079,000 for the fiscal year ended September 30, 2007, respectively. The Company expects to incur additional losses and negative cash flow from operations in fiscal 2008 and for several more years.  Management believes the Company has adequate financial resources to conduct operations into the fourth quarter of fiscal year 2008. This raises substantial doubt about our ability to continue as a going concern, which will be dependent on our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing and, ultimately, to achieve operating profit.

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

If the Company is unable to obtain additional financing to fund operations beyond the fourth quarter of fiscal year 2008, it will need to eliminate some or all of its activities, merge with another company, sell some or all of its assets to another company, or cease operations entirely. There can be no assurance that the Company will be able to obtain additional financing on favorable terms or at all, or that the Company will be able to merge with another Company or sell any or all of its assets.

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

Cash and Cash Equivalents

The Company invests available cash in short-term bank deposits, money market funds, commercial paper and U.S. Government securities. Cash and cash equivalents include investments with maturities of three months or less at the date of purchase. The carrying value of cash and cash equivalents approximate their fair market value at September 30, 2007 and 2006 due to their short-term nature.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method based on estimated useful lives or, in the case of leasehold improvements and equipment under capital leases, over the lesser of the estimated useful lives or the lease terms. The estimated useful lives are two years for computers and five years for equipment. No impairments of property and equipment were required to be recognized during the fiscal year ended September 30, 2007 and 2006.

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

Net Loss Per Common Share

The Company computes basic net loss per weighted share attributable to common stockholders using the weighted average number of shares of common stock outstanding during the period. The Company computes diluted net loss per weighted share attributable to common stockholders using the weighted average number of shares of common and dilutive potential common shares outstanding during the period. Potential common shares consist of stock options, convertible debt, warrants and convertible preferred stock using the treasury stock method and are excluded if their effect is anti-dilutive. Diluted weighted average common shares excluded incremental shares of approximately 18,428,000, 19,439,000 and 5,119,000 as of September 30, 2007, 2006 and 2005, respectively, related to stock options, convertible debt, convertible preferred stock and warrants to purchase common stock. These shares are excluded due to their anti-dilutive effect as a result of the Company’s net loss.

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

New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” which creates a comprehensive model to address accounting for uncertainty in tax positions. FIN No. 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized for financial statements. FIN No. 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN No. 48 is effective for fiscal years beginning after December 15, 2006 (or October 1, 2007 for the Company). Management does not expect this interpretation to materially impact the Company’s consolidated financial statements.

D. CPEC LLC

The Company uses the equity method to account for its 35.0% ownership interest in CPEC.  During fiscal 2003, CPEC licensed bucindolol, a drug previously under development by the Company for the treatment of heart failure, to ARCA Discovery, Inc. in return for possible future royalty and milestone payments.  During fiscal 2006, CPEC agreed to modify the license agreement between CPEC and ARCA Discovery, Inc. and received 400,000 shares of ARCA Discovery, Inc. common stock as consideration for the amendment.  In addition, during fiscal 2006, CPEC received a milestone payment of $1,000,000 as a result of ARCA Discovery, Inc. completing a financing.  During fiscal 2006, CPEC declared and paid a dividend of which the Company received $315,000.  CPEC had $360,000 of net assets at September 30, 2007 and 2006.  Aeolus’ share of CPEC’s net assets is included in other current assets.

E. Commitments

The Company acquires assets still in development and enters into research and development arrangements with third parties that often require milestone and royalty payments to the third party contingent upon the occurrence of certain future events linked to the success of the asset in development. Milestone payments may be required, contingent upon the successful achievement of an important point in the development life-cycle of the pharmaceutical product (e.g., approval of the product for marketing by a regulatory agency). If required by the arrangement, the Company may have to make royalty payments based upon a percentage of the sales of the pharmaceutical product in the event that regulatory approval for marketing is obtained. Because of the contingent nature of these payments, they are not included in the table of contractual obligations.

These arrangements may be material individually, and in the unlikely event that milestones for multiple products covered by these arrangements were reached in the same period, the aggregate charge to expense could be material to the results of operations in any one period. In addition, these arrangements often give Aeolus the discretion to unilaterally terminate development of the product, which would allow Aeolus to avoid making the contingent payments; however, Aeolus is unlikely to cease development if the compound successfully achieves clinical testing objectives.

F. Notes Payable

In August 2002, Aeolus borrowed from Elan Corporation, plc. (“Elan”) $638,000.  The note payable accrued interest at 10% compounded semi-annually. The note was convertible at the option of Elan into shares of the Company’s Series B non-voting convertible preferred stock (“Series B Stock”) at a rate of $43.27 per share. The original note matured on December 21, 2006.  However, in February 2007, the Company and Elan terminated the note, the Company paid $300,000 in cash to Elan,  Elan forgave $225,000 of the note payable and Elan and the Company entered into a new two-year note payable in the amount of $453,000 under substantially the same terms as the original note.

The remaining principal plus accrued interest will be due and payable in February 2009.  During the term of the note payable, Elan has the option to convert the note into shares of Series B Preferred Stock at a rate of $9.00 per share.  Upon the maturity of the note payable, Aeolus has the option to repay the note either in cash or in shares of Series B Stock and warrants having a then fair market value of the amount due; provided that the fair market value used for calculating the number of shares to be issued will not be less than $13.00 per share. As of September 30, 2007, the outstanding balance, including interest, on the note payable to Elan was $483,000.

G. Stockholders’ Equity (Deficit)

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

In January 2001, Aeolus issued to Elan 28,457 shares of Series B Stock. In February 2002, the Company issued 58,883 shares of Series B Stock and 480,000 shares of common stock to Elan in exchange for the retirement of a $1,400,000 note payable to Elan. In May 2002, the Company sold 416,204 shares of Series B Stock to Elan for $3,000,000. On January 14, 2005, Elan converted 28,457 shares of the Series B Stock into 28,457 shares of common stock. As of September 30, 2007, 475,087 shares of Series B Stock were outstanding. Each share of Series B Stock is convertible into one share of common stock.

On November 21, 2005, the Company completed a private placement whereby the Company issued to certain accredited investors an aggregate of 1,250,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) at a stated price of $2.00 per share and warrants to purchase up to an aggregate of 2,500,000 shares of common stock at an exercise price of $1.00 per share and a five year term resulting in net proceeds of $2,413,000.  The Series A Preferred Stock accrued dividends at the rate of 6% of the stated price annually, which were paid in our common stock and were accreted to earnings available to common stockholders on a quarterly basis.  Each convertible preferred share was convertible into two shares of our common stock which was subsequently increased to four shares of our common stock and had a liquidation preference of $3.00 per share.  The warrants contain a “cashless exercise” feature that allows the holders, under certain circumstances, to exercise the warrants without making a cash payment to the Company.

The fair value of the warrants on November 21, 2005 was estimated to be $2,146,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 112%; risk free interest rate of 4.4%; and an expected life of five years.  The proceeds from the private placement were first allocated to the fair value of the warrants and the remaining proceeds were attributed to the value of the preferred stock, resulting in a carrying value of the Series A Preferred Stock of $354,000.  The carrying value of the Series A Preferred Stock was not accreted to its redemption value as the occurrence of the redemption event was not considered probable.

Offering costs of the private placement were $87,000 which was charged to additional paid in capital.

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

In connection with the June 5, 2006 financing, all outstanding shares of the Series A Preferred Stock were converted into an aggregate of 5,000,000 shares of common stock.  In addition, the exercise price of the warrants to purchase up to an aggregate of 2,500,000 shares of common stock issued in the November 2005 financing was lowered from $1.00 per share to $0.50 per share in accordance with the terms of the warrants.  As a result of the change of the conversion terms of the Series A Preferred Stock from two shares of common stock to four shares of common stock, the Company recognized a dividend in the amount of $900,000.  Such amount was determined as the incremental intrinsic value of the beneficial conversion feature that was triggered upon conversion of the Series A Preferred stock and was recorded as additional paid-in capital.

Common Stock

On June 5, 2006, Aeolus completed a private placement of 10,000,000 shares of the Company’s Common Stock at a purchase price of $0.50 per share for aggregate gross proceeds of $5,000,000, issued to the certain investors in the private placement warrants (the “2006 Investor Warrants”) to purchase up to an aggregate of 7,000,000 shares of common stock of the Company with an exercise price of $0.75 per share and issued to Efficacy Biotech Master Fund Ltd. a warrant (the “Efficacy Warrant”) to purchase up to an aggregate of  4,000,000 shares of common stock with an exercise price of $0.50 per share (collectively the “2006 Financing”). The 2006 Investor Warrants are exercisable until June 5, 2011 and may be exercised by the holder only pursuant to a cash payment.  The Efficacy Warrant expired unexercised on June 5, 2007.  The aggregate net proceeds to the Company from this financing, after deducting for expenses, were approximately $4,754,000.

The fair value of the warrants issued on June 5, 2006 was estimated to be $4,716,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; risk free interest rate of 5.0%; expected volatility of 120% for the Investor Warrants and 124% for Efficacy Warrant; and an expected life of five years for the 2006 Investor Warrants and one year for the Efficacy Warrant.  The proceeds from the private placement were first allocated to the fair value of the warrants and the remaining proceeds were attributed to the value of the common stock.

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

On May 22, 2007, Aeolus Pharmaceuticals, Inc. entered into a Securities Purchase Agreement with certain accredited investors (the “Investors”) pursuant to which the Company sold to the Investors an aggregate of 2,666,667 shares of the Company’s common stock at a purchase price of $0.75 per share for aggregate gross proceeds of $2,000,000 and issued to the Investors warrants (the “2007 Investor Warrants”) to purchase up to an aggregate of 2,000,001 shares of common stock of the Company with an exercise price of $0.75 per share (collectively, the “May 2007 Private Placement”). The 2007 Investor Warrants are exercisable until May 22, 2012.  In addition, the Company issued to a placement agent a warrant to purchase up to an aggregate of 186,667 shares of common stock with an exercise price of $0.75 per share.

The aggregate net proceeds to the Company from the May 2007 Private Placement, after deducting for expenses related to finders fees, legal and accounting fees, were approximately $1,761,000.

The fair value of the 2007 Investor Warrants on May 22, 2007 was estimated to be $1,428,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; risk free interest rate of 4.8%; expected volatility of 132%; and an expected life of five years.

Pursuant to the terms of the Securities Purchase Agreement, the Company filed a registration statement which was declared effective on July 19, 2007.  The Securities Purchase Agreement further provides that if a registration statement is not filed, declared effective within specified time periods or its effectiveness maintained, the Company is required to pay each holder an amount in cash, as liquidated damages, equal to 1.5% per month of the aggregate purchase price paid by such holder in the private placement for the common stock and warrants then held.

Dividends

The Company has never paid a cash dividend on its common stock and does not anticipate paying cash dividends on its common stock in the foreseeable future. If the Company pays a cash dividend on its common stock, it also must pay the same dividend on an as converted basis on our Series B preferred stock.  In addition, Aeolus cannot pay a dividend on its common stock without the prior approval of Goodnow Capital pursuant to the terms of the Debenture and Warrant Purchase Agreement dated September 16, 2003 between the Company and Goodnow.

Warrants

In connection with the private placement in June 2006, Aeolus issued to the 2006 Investor Warrants to purchase up to an aggregate of 7,000,000 shares of common stock of the Company with an exercise price of $0.75 per share and issued the Efficacy Warrant to purchase up to an aggregate of 4,000,000 shares of common stock with an exercise price of $0.50 per share. The 2006 Investor Warrants are exercisable until June 5, 2011 and may be exercised by the holder only pursuant to a cash payment.  The Efficacy Warrant expired on June 5, 2007.

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

The Company incurred $28,000 and $76,000 of expense related to warrants issued in fiscal 2007 and 2006, respectively. No warrant expense was incurred in fiscal 2005.

    As of September 30, 2007, warrants to purchase 14,025,427 shares of common stock were outstanding.  Details of the warrants for common stock outstanding at September 30, 2007 were as follows:

Number of Shares	Exercise Price	Expiration Date

50,000	$0.50	May 2011
2,500,000	$0.50	November 2010
2,186,668	$0.75	May 2012
7,000,000	$0.75	June 2011
50,000	$1.00	May 2011
35,000	$1.00	July 2008
50,000	$1.50	May 2011
50,000	$2.00	May 2011
50,000	$2.50	May 2011
410,400	$2.50	April 2009
1,641,600	$4.00	April 2009
1,759	$19.90	October 2008
14,025,427	$1.15

H. Stock Compensation Plans

Stock Option Plans

As an integral component of a management and employee retention program designed to motivate, retain and provide incentive to the Company’s management, employees and key consultants, the Board of Directors approved the 2004 Stock Option Plan (the “2004 Plan”) and reserved 5,000,000 shares of common stock for issuance under the 2004 Plan. As of September 30, 2007, 2,936,559 shares were available to be granted under the 2004 Plan. The exercise price of the incentive stock options (“ISOs”) granted under the 2004 Plan must not be less than the fair market value of the common stock as determined on the date of the grant. The options may have a term up to 10 years. Options typically vest immediately or up to one year following the date of the grant.

Under the Company’s 1994 Stock Option Plan (the “1994 Plan”), incentive stock options or non-qualified stock options to purchase 2,500,000 shares of Aeolus’ common stock may be granted to employees, directors and consultants of the Company. As of September 30, 2007, there were no shares available to be granted under the 1994 Plan. The exercise price of the ISOs granted under the 1994 Plan must not be less than the fair market value of the common stock as determined on the date of the grant. The options may have a term up to 10 years. Options typically vest over three years following the date of the grant.

During fiscal 2005, the Company recognized non-cash charges totaling $294,000 for accelerated vesting of stock options as a result of a change in the Board of Directors and the resignation of the Company’s former Chief Executive Officer.

Stock option activity under the 2004 Plan and 1994 Plan were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life	Intrinsic Value

Outstanding at September 30, 2004	2,012,220	$4.69	8.6 years	$92
Granted	463,300	$0.96	10.0 years	----
Exercised	(62,499)	$1.00	9.9 years	1
Cancelled	(18,930)	$6.77
Outstanding at September 30, 2005	2,394,091	$4.05	8.0 years	$92
Granted	777,641	$0.81	10.0 years	---
Exercised	(83,332)	$1.00	9.2 years	(13)
Cancelled	(16,594)	$16.84
Outstanding at September 30, 2006	3,071,806	$3.25	7.7 years	$22
Granted	1,315,000	$0.68	10.0 years	---
Exercised	(20,833)	$1.00	8.6 years	(8)
Cancelled	(492,356)	$0.65
Outstanding at September 30, 2007	3,873,617	$2.72	7.3 years	$2
Exercisable at September 30, 2007	3,336,117	$3.03	6.9 years	$2

Stock options granted to consultants during fiscal 2005 were fully vested when issued, and $85,000 were expensed upon issuance. Stock options granted to consultants during fiscal year 2007 and 2006 were fully vested when issued or vested over a twelve month period.  Stock option expense for stock options granted to consultants was $248,000 and $199,000 for fiscal year 2007 and 2006, respectively.  For the fiscal years ended September 30, 2007, 2006 and 2005, all stock options were issued at or above the fair market value of a share of common stock.  The weighted-average grant-date fair value of options granted during the fiscal years 2007, 2006 and 2005 was $0.68, $0.81 and $0.94, respectively.

A summary of the status of nonvested shares during the years ended September 30, 2007 and September 30, 2006 was:

Shares

Nonvested at September 30, 2005	112,917
Granted	777,641
Vested	(350,972)
Nonvested at September 30, 2006	539,586
Granted	1,315,000
Forfeited	(450,000)
Vested	(867,086)
Nonvested at September 30, 2007	537,500

The total deferred compensation expense for outstanding stock options was $229,000 as of September 30, 2007, which will be recognized over a weighted average period of five months.  The total fair value of shares vested during fiscal years 2007, 2006, 2005 was $689,000, $424,000 and $755,000, respectively.

The details of stock options outstanding at September 30, 2007 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2007	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable at September 30, 2007	Weighted Average Exercise Price

$0.38 - $0.60	441,050	$0.57	9.2 years	191,050	$0.57
$0.66 - $0.80	479,161	$0.75	8.5 years	474,994	$0.75
$0.81 - $0.89	388,035	$0.85	8.1 years	388,035	$0.85
$0.90 - $0.90	392,050	$0.90	9.1 years	183,717	$0.90
$0.91 - $1.45	307,836	$1.03	8.4 years	232,836	$1.04
$1.50	1,256,015	$1.50	5.8 years	1,256,015	$1.50
$1.52 - $5.10	394,391	$2.86	6.7 years	394,391	$2.86
$6.25 - $31.88	166,280	$20.48	3.6 years	166,280	$20.48
$50.9375	2,999	$50.94	2.5 years	2,999	$50.94
$51.25	45,800	$51.25	2.5 years	45,800	$51.25
$0.38 - $51.25	3,873,617	$2.72	7.3 years	3,336,117	$3.03

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

Had compensation expense, assuming it was recognized on a straight-line basis over the vesting period for awards under the 1994 Plan and the 2004 Plan, been determined based on the fair value at the grant date, consistent with the provisions of SFAS 123 and SFAS 148, the Company’s results of operations on a pro forma basis would have been as follows:

For the year ended September 30, 2005
Net loss attributable to common stockholders (in thousands):
As reported	$(6,905)
Add: APB 25 compensation expense on the accelerated vesting of employee stock options	294
Less: pro forma adjustment for stock-based compensation expense	(676)
Pro forma	$(7,287)
Basic and diluted net loss per weighted share attributable to common stockholders:
As reported	$(0.49)
Effect of pro forma adjustment	(0.03)
Pro forma	$(0.52)

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience. The fair value of each option grant for employees and consultants is estimated on the date of the grant using the Black-Scholes option valuation model with the following weighted-average assumptions used for grants:

For the fiscal year ended September 30, 2005
Dividend yield	0%
Expected volatility	195%
Risk-free interest rate	2.9% - 4.3%
Expected option life after shares are vested	10 years

Beginning October 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payments” (“SFAS No. 123(R)”) on a modified prospective transition method to account for its employee stock options.  Under the modified prospective transition method, fair value of new and previously granted but unvested equity awards are recognized as compensation expense in the income statement, and prior period results are not restated.  As a result of the adoption, the Company’s net loss increased by $224,000 or $0.01 per share for fiscal 2006.

For fiscal 2007 and 2006, stock-based compensation expense recognized in the income statement is as follows (in thousands):

	For the fiscal year ended September 30,
	2007	2006
Research and development expenses	$177	$43
General and administrative expenses	539	457
Total stock-based compensation expense	$716	$500

The fair value of the options associated with the above compensation expense for fiscal 2007 and 2006, was determined at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the fiscal year ended September 30,
	2007	2006
Dividend yield	0%	0%
Expected volatility	191% - 195%	189% - 191%
Risk-free interest rate	4.5% - 5.1%	4.3% - 5.2%
Expected option life after shares are vested	10 years	10 years

I. Income Taxes

As of September 30, 2007 and 2006, the Company had federal net operating loss (“NOL”) carryforwards of $103,008,000 and $100,383,000, respectively, state operating loss carryforwards of $26,424,000 and $23,799,000, respectively.  The use of these federal NOL carryforwards might be subject to limitation under the rules regarding a change in stock ownership as determined by the Internal Revenue Code (the “Code”). The Company may have had a change of control under Section 382 of the Code during fiscal 2004 and 2006; however, a complete analysis of the limitation of the NOL carryforwards will not be completed until the time the Company projects it will be able to utilize such NOLs. The federal net operating losses will begin to expire in 2010. The state net operating losses begin to expire in fiscal year 2008. Additionally, the Company had federal research and development carryforwards as of September 30, 2007 and 2006 of $3,027,000 and $2,981,000, respectively.  The Company had state research and development carryforwards as of September 30, 2007 and 2006 of $315,000 and $263,000, respectively.

Significant components of the Company’s deferred tax assets at September 30, 2007 and 2006 consisted of the following (in thousands):

	2007	2006

Net operating loss carryforwards	$36,846	$35,772
AMT credit carryforwards	37	37
Research and development credit carryforwards	3,342	3,244
Accrued payroll related liabilities	2,172	2,464
Charitable contribution carryforwards	1,109	1,109
Total deferred tax assets	43,506	42,626
Deferred tax liabilities	—	—
Valuation allowance for deferred assets	(43,506)	(42,626)
Net deferred tax asset	$—	$—

Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, all of the deferred tax assets have been fully offset by a valuation allowance. The change in the valuation allowance is primarily a result of the net operating loss carryforwards.

Taxes computed at the statutory federal income tax rate of 34% are reconciled to the provision for income taxes as follows (dollars in thousands):

	2007	2006	2005

Effective income tax rate	0%	0%	0%

United States Federal income tax at statutory rate	$(1,028)	$(1,975)	$(2,348)
State income taxes (net of federal benefit)	(170)	(277)	(296)
Stock option expense	—	—	—
Change in valuation reserves	1,244	2,351	2,629
Other	(46)	(99)	15
Provision for income taxes	$—	$—	$—

J. Agreements

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

K. Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(in thousands, except per share amounts)

Fiscal 2007
Total revenue	$—	$—	$—	$—	$—
Net loss attributable to common stockholders	$(949)	$(544)	$(509)	$(1,022)	$(3,024)
Net loss per common share (basic and diluted):
Net loss attributable to common stockholders	$(0.03)	$(0.02)	$(0.02)	$(0.03)	$(0.10)

Fiscal 2006
Total revenue	$1	$91	$—	$—	$92
Net loss attributable to common stockholders	$(1,523)	$(894)	$(3,178)	$(214)	$(5,809)
Net loss per common share (basic and diluted):
Net loss attributable to common stockholders	$(0.11)	$(0.06)	$(0.17)	$(0.01)	$(0.31)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

(a)                 As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer (the Company’s Principal Executive Officer) and Chief Financial Officer (the Company’s Principal Financial and Accounting Officer), of the effectiveness of the Company’s disclosure controls and procedures required by Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Principal Executive Officer and Principal Financial and Accounting Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

    (b)                 During the most recent fiscal quarter, there were no significant changes in the Company’s internal control over financial reporting or in other factors that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Certain information required by Part III is omitted from this report because the Registrant expects to file a definitive proxy statement for its 2008 Annual Meeting of Stockholders (the “Proxy Statement”) within 120 days after the end of its fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, and the information included therein is incorporated herein by reference to the extent provided below.

Item 10. Directors, Executive Officers and Corporate Governance.

The information set forth under the headings "Proposal No. 1: Election of Directors," "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated herein by reference. The information required by this Item 10 concerning the Registrant’s executive officers is set forth under the heading “Executive Officers” located at the end of Part I Item 1 of this Form 10-K.

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

        The information set forth under the headings "Compensation Discussion and Analysis," "Compensation Committee Report," "Compensation Committee Interlocks and Insider Participation," "Executive Compensation" and "Director Compensation" in our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information set forth under the headings “Other Information — Principal Stockholders” and "Equity Compensation Plan Information" in our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

        The information set forth under the headings "Information Concerning the Board of Directors and its Committees" and "Certain Related Transactions” in our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information set forth under the heading “Independent Registered Public Accounting Firm — Fees” in our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated herein by reference.

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

(2)           Exhibits.

		Incorporated by Reference To
Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

2.1	Agreement and Plan of Merger and Reorganization dated September 16, 2003 between Incara, Inc. and Incara Pharmaceuticals Corporation	S-4	09/19/03	2.1
3.1	Certificate of Incorporation, as amended	10-Q	06/30/04	3.1
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	3/27/06	3.1
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	10/27/06	3.1
3.4	Bylaws, as amended	8-K	10/25/05	3.1
3.5	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of the Company dated November 18, 2005	8-K	11/23/05	3.1
4.1	Form of Common Stock Certificate	10-Q	06/30/04	4.1
4.2	Warrant to Purchase Common Stock of Incara Pharmaceuticals Corporation dated July 11, 2003 issued to W. Ruffin Woody, Jr.	10-Q	06/30/03	4.5
4.3	Form of Series B Preferred Stock Certificate	S-4	09/19/03	4.8
4.4	Form of Warrant to Purchase Common Stock of Incara Pharmaceuticals Corporation dated April 19, 2004 issued to investors in April 2004	8-K	04/21/04	4.9
4.5	Warrant to Purchase Common Stock of Incara Pharmaceuticals Corporation dated April 19, 2004 issued to SCO Securities LLC	8-K	04/21/04	4.10
4.6	Registration Rights Agreement dated November 21, 2005 by and among the Company and each of the Purchasers whose names appear on the Schedule attached thereto	8-K	11/23/05	4.1
4.7	Form of Warrant to Purchase Common Stock dated November 21, 2005	8-K	11/23/05	10.2
4.8	Form of Warrant to Purchase Common Stock dated June 5, 2006.	8-K	6/5/06	10.3
4.9	Warrant to Purchase Common Stock dated June 5, 2006 issued to Efficacy Biotech Master Fund Ltd.	8-K	6/5/06	10.4
4.10	Registration Rights Agreement dated May 22, 2007 by and among the Company and each of the Purchasers whose names appear on the Schedule attached thereto.	8-K	5/22/07	4.1
4.11	Form of Warrant to Purchase Common Stock dated May 22, 2007.	8-K	5/22/07	10.2
10.1*	License Agreement between Duke University and Aeolus Pharmaceuticals, Inc., dated July 21, 1995	S-1	12/08/95	10.4
10.2	Amended and Restated Limited Liability Company Agreement of CPEC LLC dated July 15, 1999, among CPEC LLC, Intercardia, Inc. and Interneuron Pharmaceuticals, Inc.	8-K	07/23/99	10.42

Incorporated by Reference To
Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

10.3	Assignment, Assumption and License Agreement dated July 15, 1999, between CPEC LLC and Intercardia, Inc.	8-K	07/23/99	10.43
10.4*	License Agreement dated January 19, 2001 between Incara Pharmaceuticals Corporation and Incara Development, Ltd.	10-Q	12/31/00	10.59
10.5*	License Agreement dated January 19, 2001 between Elan Corporation, plc, Elan Pharma International Ltd. and Incara Development, Ltd.	10-Q	12/31/00	10.60
10.6	Registration Rights Agreement dated December 21, 2000 among Incara Pharmaceuticals Corporation, Elan International Services, Ltd. and Elan Pharma International Ltd.	10-Q	12/31/00	10.62
10.7	Agreement and Amendment, effective as of January 22, 2001, by and among Incara Pharmaceuticals Corporation, Elan International Services, Ltd. and Elan Pharma International Limited	10-Q	03/31/01	10.64
10.8	Second Agreement and Amendment, effective as of January 22, 2001, by and among Incara Pharmaceuticals Corporation, Elan International Services, Ltd. and Elan Pharma International Limited	10-Q	03/31/01	10.65
10.9	Third Agreement and Amendment, effective as of January 22, 2001, by and among Incara Pharmaceuticals Corporation, Elan International Services, Ltd. and Elan Pharma International Limited	8-K	06/01/01	10.66
10.10	Agreement and Fourth Amendment, effective February 13, 2002, by and among Incara Pharmaceuticals Corporation, Elan International Services, Ltd., Elan Pharma International Limited and Elan Pharmaceutical Investments III, Ltd.	10-Q	12/31/01	10.75
10.11*	License Agreement dated June 25, 1998 between Duke University and Aeolus Pharmaceuticals, Inc.	10-Q	03/31/02	10.82
10.12*	License Agreement dated May 7, 2002 between Duke University and Aeolus Pharmaceuticals, Inc.	10-Q	03/31/02	10.83
10.13*	License Agreement dated November 17, 2000 between National Jewish Medical and Research Center and Aeolus Pharmaceuticals, Inc.	10-Q	12/31/00	10.56
10.14*	Securities Purchase Agreement dated as of May 15, 2002, among Incara Pharmaceuticals Corporation, Aeolus Pharmaceuticals, Inc., Elan Pharma International Limited and Elan International Services, Ltd.	8-K	07/03/02	10.84

Incorporated by Reference To
Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

10.15*	Development and Option Agreement dated May 15, 2002, among Elan Pharma International Limited, Incara Pharmaceuticals Corporation and Aeolus Pharmaceuticals, Inc.	8-K	07/03/02	10.85
10.16	Amended and Restated Registration Rights Agreement dated as of May 15, 2002, among Incara Pharmaceuticals Corporation, Elan International Services, Ltd. and Elan Pharma International Limited	8-K	07/03/02	10.86
10.17	Amendment No. 1 to License Agreement dated May 14, 2002, between Aeolus Pharmaceuticals, Inc. and Duke University (amending License Agreement dated July 21, 1995)	8-K	07/03/02	10.87
10.18	Amendment No. 1 to License Agreement dated May 14, 2002, between Aeolus Pharmaceuticals, Inc. and Duke University (amending License Agreement dated June 25, 1998)	8-K	07/03/02	10.88
10.19	Amendment No. 1 to License Agreement dated May 14, 2002, between Aeolus Pharmaceuticals, Inc. and National Jewish Medical and Research Center (amending License Agreement dated November 17, 2000)	8-K	07/03/02	10.89
10.20	Convertible Secured Promissory Note dated July 28, 2003 issued by Incara, Inc. to Goodnow Capital, Inc.	10-Q	06/30/03	10.97
10.21	Guaranty dated July 28, 2003 issued by Incara Pharmaceuticals Incorporation to Goodnow Capital, Inc.	10-Q	06/30/03	10.98
10.22	Security Agreement dated July 28, 2003 issued by Incara Pharmaceuticals Incorporation to Goodnow Capital, Inc.	10-Q	06/30/03	10.90
10.23	Debenture and Warrant Purchase Agreement dated September 16, 2003 among Incara Pharmaceuticals Corporation, Incara, Inc. and Goodnow Capital, L.L.C.	S-4	09/19/03	10.100
10.24	Registration Rights Agreement dated September 16, 2003 among Incara Pharmaceuticals Corporation, Incara, Inc. and Goodnow Capital, L.L.C.	S-4	09/19/03	10.101
10.25	Registration Rights Agreement dated April 19, 2004 among Incara Pharmaceuticals Corporation, certain investors and SCO Securities LLC	8-K	04/21/04	10.103
10.26	Amendment No. 1 to Debenture and Warrant Purchase Agreement dated September 16, 2003 among Incara Pharmaceuticals Corporation, Incara, Inc. and Goodnow Capital, L.L.C.	8-K	04/21/04	10.104
10.27	Letter dated May 17, 2004 from Elan International Services, Limited and Elan Pharma International Limited to Incara Pharmaceuticals Corporation	10-Q	06/30/04	10.106
10.28+	Aeolus Pharmaceuticals, Inc. 1994 Stock Option Plan, as amended	10-Q	06/30/04	10.109
10.29+	Aeolus Pharmaceuticals, Inc. 2004 Stock Option Plan, as amended	8-K	12/15/04	10.110

Incorporated by Reference To
Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

10.30+	Employment Agreement dated July 14, 2006 between Aeolus Pharmaceuticals, Inc. and John L. McManus	8-K	7/14/06	10.1
10.31+	Letter Agreement dated July 10, 2006 between Aeolus Pharmaceuticals, Inc. and McManus & Company, Inc.	8-K	7/10/06	10.2
10.32+	Form of Indemnity Agreement	8-K	2/18/05	10.118
10.33	Terms of Outside Director Compensation	10-K	12/17/04	10.114
10.34+	Form of Incentive Stock Option Agreement	10-Q	2/8/05	10.115
10.35+	Form of Nonqualified Stock Option Agreement	10-Q	2/8/05	10.116
10.36	Purchase Agreement dated November 21, 2005 by and among the Company and the investors whose names appear on the signature pages thereof	8-K	11/23/05	10.1
10.37	Subscription Agreement dated June 5, 2006 by and between the Company and the investors whose names appear on the signature pages thereof.	8-K	6/5/06	10.1
10.38	Right of First Offer Agreement dated June 5, 2006 by and among the Company and Efficacy Biotech Master Fund Ltd.	8-K	6/5/06	10.5
10.39	Board Observer Letter dated June 5, 2006 by and among the Company and Efficacy Biotech Master Fund Ltd.	8-K	6/5/06	10.6
10.40	Securities Purchase Agreement dated May 22, 2007 by and among the Company and the investors whose names appear on the signature pages thereof.	8-K	5/22/07	10.1
10.41	Letter Agreement dated April 30, 2007 by and between the Company and Rodman and Renshaw, LLC	8-K	5/22/07	10.3
10.42	Convertible Promissory Note dated February 7, 2007 issued by Aeolus Pharmaceuticals, Inc. to Elan Pharma International Ltd.	S-1	6/4/07	10.43
14.1	Aeolus Pharmaceuticals, Inc. Code of Ethics for Chief Executive Officer and Senior Financial Officers, as amended on December 13, 2004	8-K	12/14/04	10.113
21.1	List of Subsidiaries				X
23.1	Consent of Haskell & White, LLP, Independent Registered Public Accounting Firm				X
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)				X
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a)				X
32.1	Certification by the Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

——————
*           The Company has received confidential treatment of certain portions of this agreement which have been omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

+           Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEOLUS PHARMACEUTICALS, INC.

By:	/s/ John L. McManus
John L. McManus President and Chief Executive Officer
Date: December 13, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John L. McManus	President and Chief Executive Officer	December 13, 2007
John L. McManus	(Principal Executive Officer)

/s/ Michael P. McManus	Chief Financial Officer, Treasurer and Secretary	December 13, 2007
Michael P. McManus	(Principal Financial and Accounting Officer)

/s/ David C. Cavalier	Chairman of the Board of Directors	December 13, 2007
David C. Cavalier

/s/ John M. Farah, Jr.	Director	December 13, 2007
John M. Farah, Jr., Ph.D.

/s/ Joseph J. Krivulka	Director	December 13, 2007
Joseph J. Krivulka

/s/ Amit Kumar	Director	December 13, 2007
Amit Kumar, Ph.D.

/s/ Michael E. Lewis	Director	December 13, 2007
Michael E. Lewis, Ph.D.

/s/ Chris A. Rallis	Director	December 13, 2007
Chris A. Rallis

/s/ Peter D. Suzdak	Director	December 13, 2007
Peter D. Suzdak, Ph.D.