Form 10-Q
period 2007-12-31
AEOLUS PHARMACEUTICALS, INC.
filed 2008-02-06
CIK 1261734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

X__	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007.

_____	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 6, 2008
Common Stock, par value $.01 per share	31,952,749 shares

AEOLUS PHARMACEUTICALS, INC.
FORM 10-Q
For the Quarter Ended December 31, 2007

AEOLUS PHARMACEUTICALS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.                      Financial Statements.

Statement Regarding Financial Information

The condensed consolidated financial statements of Aeolus Pharmaceuticals, Inc. and its wholly-owned subsidiary, Aeolus Sciences, Inc. (collectively the “Company”), included herein have been prepared by management, without audit (except for the Consolidated Balance Sheet as of September 30, 2007), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The Company recommends that you read the consolidated financial statements included herein in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007, filed with the SEC on December 13, 2007.

AEOLUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and per share data)

	December 31,	September 30,
	2007	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,127	$1,727
Prepaids and other current assets	41	79
Total current assets	1,168	1,806

Investments	125	125
Total assets	$1,293	$1,931

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$106	$266
Accrued expenses	5	2
Total current liabilities	111	268

Long-term note payable	495	483
Total liabilities	606	751

Commitments and contingences (Note F)

Stockholders' equity:
Preferred stock, $.01 par value per share, 10,000,000 shares authorized:
Series B nonredeemable convertible preferred stock, 600,000 shares authorized; 475,087 shares issued and outstanding at December 31,
2007 and September 30, 2007	5	5
Common stock, $.01 par value per share, 150,000,000 shares authorized;
31,952,749 shares issued and outstanding at December 31, 2007 and
September 30, 2007	320	320
Additional paid-in capital	156,929	156,781
Accumulated deficit	(156,567)	(155,926)
Total stockholders' equity	687	1,180
Total liabilities and stockholders' equity	$1,293	$1,931

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (In thousands, except per share data)

	Three Months Ended
	December 31,
	2007	2006
Revenue
Grant income	$-	$-

Costs and expenses:
Research and development	254	336
General and administrative	395	629
Total costs and expenses	649	965

Loss from operations	(649)	(965)
Interest income (expense), net	8	16

Net loss	$(641)	$(949)

Net loss per weighted share attributable to common stockholders:
(basic and diluted)	$(0.02)	$(0.03)

Weighted average common shares outstanding:
Basic and diluted	31,953	29,269

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(641)	$(949)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash compensation	147	238
Noncash interest and financing costs	12	38
Change in assets and liabilities:
Accounts receivable, prepaids and other assets	38	49
Accounts payable and accrued expenses	(157)	(303)
Net cash used in operating activities	(600)	(927)

Cash flows from financing activities:
Proceeds from exercise of stock options	-	21
Net cash provided by financing activities	-	21

Net decrease in cash and cash equivalents	(600)	(906)
Cash and cash equivalents at beginning of period	1,727	3,324
Cash and cash equivalents at end of period	$1,127	$2,418

The accompanying notes are integral part of these unaudited condensed consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.         Organization and Business and Basis of Presentation

Aeolus Pharmaceuticals, Inc. is biopharmaceutical company that is developing a new class of catalytic antioxidant compounds for diseases and disorders of the central nervous system, respiratory system, autoimmune system and oncology.  The Company’s initial target indications are for the side effects of mustard gas exposure, cancer radiation therapy and amyotrophic lateral sclerosis, also known as “ALS” or “Lou Gehrig’s disease.”  We have reported positive safety results from two Phase I clinical trials of AEOL 10150, our lead drug candidate, with no serious adverse events noted.  However, further development of AEOL 10150 for the treatment of ALS and cancer radiation therapy, if any, will be dependent upon future specific financing for this development or a partnership and the results of our ongoing studies of AEOL 10150 for the treatment of mustard gas exposure.  The Company is also conducting an additional pre-clinical study of AEOL 11207 for the treatment of patients with Parkinson’s Disease.

The “Company” or “Aeolus” refers collectively to Aeolus Pharmaceuticals, Inc., a Delaware corporation (“Aeolus”), and its wholly owned subsidiary, Aeolus Sciences, Inc., a Delaware corporation. As of December 31, 2007, Aeolus also owned a 35.0% interest in CPEC LLC, a Delaware limited liability company (“CPEC”). The Company’s primary operations are located in Laguna Niguel, California.

All significant intercompany activity has been eliminated in the preparation of the condensed consolidated financial statements. The unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Some information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. The consolidated balance sheet at September 30, 2007 was derived from the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in that Annual Report on Form 10-K and in the Company’s other SEC filings. Results for the interim period are not necessarily indicative of the results for any other period.

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of SFAS 115 (“FAS 159”).  FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. FAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of a company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which a company has chosen to use fair value on the face of the balance sheet.  FAS 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect the adoption of FAS 157 to significantly affect its financial condition or results of operations.

     In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  FAS 157 codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of FAS 157 to significantly affect its financial condition or results of operations.

B.         Liquidity

The Company has incurred significant losses from operations of $649,000 and $3,300,000, and cash outflows from operations of $600,000 and $3,079,000, for the three months ended December 31, 2007 and for the fiscal year ended September 30, 2007, respectively. The Company expects to incur additional losses and negative cash flow from operations during the remainder of fiscal year 2008 and for several more years.

Management believes the Company has adequate financial resources to conduct operations into the third quarter of fiscal year 2008. This raises substantial doubt about our ability to continue as a going concern, which will be dependent on our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing and, ultimately, to achieve operating profit.

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

If the Company is unable to obtain additional financing to fund operations beyond the third quarter of fiscal year 2008, it will need to eliminate some or all of its activities, merge with another company, sell some or all of its assets to another company, or cease operations entirely. There can be no assurance that the Company will be able to obtain additional financing on favorable terms or at all, or that the Company will be able to merge with another Company or sell any or all of its assets.

C.         Net Loss Per Common Share

The Company computes basic net loss per weighted average share attributable to common stockholders using the weighted average number of shares of common stock outstanding during the period. The Company computes diluted net loss per weighted average share attributable to common stockholders using the weighted average number of shares of common and dilutive potential common shares outstanding during the period. Diluted weighted average common shares excluded incremental shares of approximately 18,381,000 as of December 31, 2007 issuable upon the exercise or conversion of stock options to purchase common stock, convertible preferred stock, convertible debt and warrants to purchase common stock. These shares were excluded due to their antidilutive effect as a result of the Company’s net losses.

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

The remaining principal plus accrued interest will be due and payable in February 2009.  During the term of the note payable, Elan has the option to convert the note into shares of Series B Preferred Stock at a rate of $9.00 per share.  Upon the maturity of the note payable, Aeolus has the option to repay the note either in cash or in shares of Series B Stock and warrants having a then fair market value of the amount due; provided that the fair market value used for calculating the number of shares to be issued will not be less than $13.00 per share. As of December 31, 2007, the outstanding balance, including interest, on the note payable to Elan was $495,000.

D.           Stockholders’ Equity

As of December 31, 2007, warrants to purchase 14,025,427 shares of common stock were outstanding. Details of the warrants for common stock outstanding at December 31, 2007 were as follows:

Number of Shares	Exercise Price	Expiration Date
50,000	$ 0.50	May 2011
2,500,000	$ 0.50	November 2010
2,186,668	$ 0.75	May 2012
7,000,000	$ 0.75	June 2011
50,000	$ 1.00	May 2011
35,000	$ 1.00	July 2008
50,000	$ 1.50	May 2011
50,000	$ 2.00	May 2011
50,000	$ 2.50	May 2011
410,400	$ 2.50	April 2009
1,641,600	$ 4.00	April 2009
1,759	$ 19.90	October 2008
14,025,427	$ 1.15

E.         Stock-Based Compensation

Below is a summary of Aeolus stock option activity during the three-month period ended December 31, 2007:

	Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2007	3,873,617		$2.72	7.3 years		$2
Granted	50,000		$0.45
Exercised	---	$	---
Forfeited	(98,336)		$0.95
Outstanding at December 31, 2007 (unaudited)	3,825,281		$2.73	7.1 years	$	---
Exercisable at December 31, 2007 (unaudited)	3,412,781		$2.98	6.8 years	$	---

For the three months ended December 31, 2007 and 2006, all stock options were issued with an exercise price at or above the fair market value of the Company’s common stock on the date of grant.

The details of stock options outstanding at December 31, 2007 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2007	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable at December 31, 2007	Weighted Average Exercise Price

$0.38 - 0.60	491,050	$0.55	9.0 years	276,883	$0.56
$0.68 - $0.80	464,161	$0.75	8.5 years	464,161	$0.75
$0.81 - $0.89	388,035	$0.85	7.9 years	388,035	$0.85
$0.90	392,050	$0.90	8.9 years	246,217	$0.90
$0.91 - $1.45	224,500	$1.04	8.3 years	172,000	$1.05
$1.50	1,256,015	$1.50	5.6 years	1,256,015	$1.50
$1.52 - $5.10	394,391	$2.86	6.4 years	394,391	$2.86
$6.25 - $31.88	166,280	$20.48	3.4 years	166,280	$20.48
$50.9375	2,999	$50.94	2.3 years	2,999	$50.94
$51.25	45,800	$51.25	2.3 years	45,800	$51.25
$0.38 - $51.25	3,825,281	$2.73	7.1 years	3,412,781	$2.98

Stock-based compensation expense recognized in the statement of operations is as follows (in thousands):

	For the three months December 31,
	2007	2006
Research and development expenses	$20	$73
General and administrative expenses	127	165
Total stock-based compensation expense	$147	$238

The total deferred compensation expense for outstanding and unvested stock options was $105,000 as of December 31, 2007.  The weighted average remaining recognition period for the total deferred compensation expense is four months. The fair value of the options associated with the above compensation expense for the three months ended December 31, 2007, was determined at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the three months December 31,
	2007	2006
Dividend yield	0%	0%
Expected volatility	197%	191%
Risk-free interest rate	4.6%	4.5% - 5.0%
Expected option life after shares are vested	10 years	10 years

F.           Commitments

The Company has acquired assets still in development and entered into research and development arrangements with third parties that may require milestone and royalty payments to the third party contingent upon the occurrence of certain future events linked to the success of the asset in development. Milestone payments may be required, contingent upon the successful achievement of an important point in the development life-cycle of the pharmaceutical product (e.g., approval of the product for marketing by a regulatory agency). If required by the arrangement, the Company may have to make royalty payments based upon a percentage of the sales of the pharmaceutical product in the event that regulatory approval for marketing is obtained. Because of the contingent nature of these payments, they are not included in the table of contractual obligations.

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

This report contains, in addition to historical information, statements by us with respect to expectations about our business and future results which are “forward-looking” statements under the Private Securities Litigation Reform Act of 1995. These statements and other statements made elsewhere by us or by our representatives, which are identified or qualified by words such as “likely,” “will,” “suggests,” “expects,” “might,” “believe,” “could,” “should,” “may,” “estimates,” “potential,” “predict,” “continue,” “would,” “anticipates,” “plans,” or similar expressions, are based on a number of assumptions that are subject to risks and uncertainties. Such statements include, but are not limited to, those relating to Aeolus’ product candidates, as well as its proprietary technologies and uncertainties and other factors that may cause Aeolus’ actual results to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Important factors that could cause results to differ include risks associated with uncertainties of progress and timing of clinical trials, scientific testing, obtaining regulatory approval, the need to obtain funding for pre-clinical and clinical trails and operations, the scope and validity of intellectual property protection for Aeolus’ product candidates, proprietary technologies and their uses, new accounting and SEC requirements and competition from other biopharmaceutical companies. Certain of these factors and others are more fully described in Aeolus’ filings with the SEC, including, but not limited to, Aeolus’ Annual Report on Form 10-K for the fiscal year ended September 30, 2007. All forward-looking statements are based on information available as of the date hereof, and we do not assume any obligation to update such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Operations Summary

We are developing a series of catalytic antioxidant molecules to protect against the damaging effects of reactive oxygen derived molecules, commonly referred to as free radicals. Free radicals cause damage in a broad group of diseases and conditions. Our initial target applications will be the use of our catalytic antioxidants for the treatment of mustard gas exposure, cancer radiation therapy and amyotrophic lateral sclerosis, also known as “ALS” or “Lou Gehrig’s disease.”    However, further development of AEOL 10150 in radiation therapy and ALS, if any, will be dependent upon future specific financing for this development or a partnership and the results of our ongoing studies of AEOL 10150 for the treatment of mustard gas exposure.  We have reported positive safety results from two Phase I clinical trials of AEOL 10150 in patients diagnosed with ALS with no serious adverse events noted.   The Company is also conducting an additional pre-clinical study of AEOL 11207 for the treatment of patients with Parkinson’s Disease

We do not have any revenue, other than grant income, and therefore we must rely on public or private equity offerings, debt financings, collaboration arrangements or grants to finance our operations.

Need for Additional Funds

We believe we have adequate financial resources to fund our operations into the third quarter of fiscal year 2008, but in order to fund on-going operating cash requirements beyond the third quarter of fiscal year 2008, or to accelerate or expand our programs, we will need to raise significant additional funds. Our need for additional financing is discussed under “Liquidity and Capital Resources.”

Results of Operations

Three months ended December 31, 2007 versus three months ended December 31, 2006

We had net losses attributable to common stockholders of $641,000 for the three months ended December 31, 2007, versus net losses attributable to common stockholders of $949,000 for the three months ended December 31, 2006.

Research and development (“R&D”) expenses decreased $82,000, or 24%, to $254,000 for the three months ended December 31, 2007 from $336,000 for the three months ended December 31, 2006.  R&D expenses were lower during the three months ended December 31, 2007 versus December 31, 2006 due to a decline in employment, consulting and manufacturing costs.  Employment and consulting expenses were $56,000 during the three months ended December 31, 2007 versus $185,000 during the three months ended December 31, 2006.  The decline in employment and consulting expenses reflects that we were completing our multiple dose clinical trail and were in the process of manufacturing bulk quantities of our lead drug compound, AEOL 10150 during the three months ended December 31, 2006 whereas during the current quarter we had restructured our research program to utilize outside research institutions to perform our research activities and therefore employment and consulting costs declined.   During the three months ended December 31, 2006, manufacturing costs were $84,000 compared to $12,000 during the three months ended December 31, 2007.  Offsetting these declines was an increase of $148,000 in outside research services as a result of our transition to outsourcing of research activities during the current quarter.

R&D expenses for our antioxidant program have totaled $33,788,000 from inception through December 31, 2007. Because of the uncertainty of our research and development and clinical studies, we are unable to predict the level of spending and the anticipated program completion date, if any.

General and administrative (“G&A”) expenses decreased $234,000, or 37%, to $395,000 for the three months ended December 31, 2007 from $629,000 for the three months ended December 31, 2006. G&A expenses were lower during the three months ended December 31, 2007 versus December 31, 2006 due to a decline in employment costs and stock based compensation expense.   Employment costs declined by $133,000 during the three months ended December 31, 2007 compared to the three months ended December 31, 2006 as the current quarter reflects employment costs of our sole employee, our Chief Executive Officer, whereas the prior year quarter includes employments costs our two executive officers as well as severance and bonus costs to our former Chief Executive Officer in the amount of $88,000.  In addition, stock compensation expense decreased by $38,000 as a result of the lower headcount during the current quarter and legal and investor relations expenses declined by $38,000 as a result of our efforts to decrease the level of services performed by outside vendors.

Liquidity and Capital Resources

We do not have any revenue and therefore we rely on investors, grants, collaborations and licensing of our compounds to finance our operations. At December 31, 2007, we had $1,127,000 of cash, a decrease of $600,000 from September 30, 2007. The decrease in cash was primarily due to the $649,000 loss from operations for the three months ended December 31, 2007.  We believe we have adequate financial resources to conduct operations into the third quarter of fiscal year 2008, but in order to fund on-going operating cash requirements beyond that point, or to further accelerate or expand our programs, we need to raise significant additional funds.

We incurred significant losses from operations of $649,000 and $3,300,000, and cash outflows from operations of $600,000 and $3,079,000, for the three months ended December 31, 2007 and for the fiscal year ended September 30, 2007, respectively. Our ongoing future cash requirements will depend on numerous factors, particularly the progress of our catalytic antioxidant program and clinical trials and our ability to negotiate and complete collaborative agreements or out-licensing arrangements. In order to help fund our on-going operating cash requirements, we intend to seek new collaborations for our antioxidant research program that include initial cash payments and on-going research support. In addition, we might sell additional shares of our stock and explore other strategic and financial alternatives, including a merger with another company, the sale of stock, the establishment of new collaborations for current research programs, that include initial cash payments and ongoing research support and the out-licensing of our compounds for development by a third party.

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

ITEM 3.                      Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk is presently limited to the interest rate sensitivity of our cash and cash equivalents, which is affected by changes in the general level of U.S. interest rates. However, we believe that we are not subject to any material market risk exposure and do not expect that changes in interest rates would have a material effect upon our financial position. A hypothetical 10% change in interest rates would not have a material effect on our Statement of Operations or Cash Flows for the three months ended December 31, 2007. We do not have any foreign currency or other derivative financial instruments. Our debt bears interest at a fixed rate.

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

AEOLUS PHARMACEUTICALS, INC.

Date: February 6, 2008	By:	/s/ John L. McManus
John L. McManus President and Chief Executive Officer (Principal Executive Officer)

Date: February 6, 2008	By:	/s/ Michael P. McManus
Michael P. McManus Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)