Form 10-Q
period 2008-03-31
AEOLUS PHARMACEUTICALS, INC.
filed 2008-05-09
CIK 1261734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008.

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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2008
Common Stock, par value $.01 per share	31,952,749 shares

AEOLUS PHARMACEUTICALS, INC.
FORM 10-Q
For the Quarter Ended March 31, 2008

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

AEOLUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and per share data)

	March 31,	September 30,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$406	$1,727
Prepaids and other current assets	113	79
Total current assets	519	1,806

Investments, available-for-sale	476	-
Other Investments	125	125
Total assets	$1,120	$1,931

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$298	$266
Accrued expenses	6	2
Current maturity of long-term note payable	508	-
Short-term debt	230	-
Total current liabilities	1,042	268

Long-term note payable	-	483
Total liabilities	1,042	751

Commitments and contingences (Note H)

Stockholders' equity:
Preferred stock, $.01 par value per share, 10,000,000 shares authorized:
Series B nonredeemable convertible preferred stock, 600,000 shares authorized; 475,087 shares issued and outstanding at March 31,
2008 and September 30, 2007	5	5
Common stock, $.01 par value per share, 150,000,000 shares authorized;
31,952,749 shares issued and outstanding at March 31, 2008 and
September 30, 2007	320	320
Additional paid-in capital	157,017	156,781
Accumulated deficit	(157,264)	(155,926)
Total stockholders' equity	78	1,180
Total liabilities and stockholders' equity	$1,120	$1,931

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Revenue
Grant income	$-	$-	$-	$-

Costs and expenses:
Research and development	267	341	522	677
General and administrative	382	447	777	1,076
Total costs and expenses	649	788	1,299	1,753

Loss from operations	(649)	(788)	(1,299)	(1,753)
Interest income (expense), net	1	19	10	35
Other income	-	225	-	225
Other than temporary impairment on marketable investments	(49)	-	(49)	-

Net loss	$(697)	$(544)	$(1,338)	$(1,493)

Net loss per weighted share attributable to common stockholders:
(basic and diluted)	$(0.02)	$(0.02)	$(0.05)	$(0.05)

Weighted average common shares outstanding:
Basic and diluted	31,952	29,286	31,952	29,277

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,338)	$(1,493)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash compensation	236	403
Noncash interest and financing costs	25	28
Forgiveness of Note Payable	-	(225)
Other than Temporary Impairment charge	49	-
Change in assets and liabilities:
Accounts receivable	-	(199	) )
Prepaids and other assets	(34)	(44)
Accounts payable and accrued expenses	36	(602)
Net cash used in operating activities	(1,026)	(2,132)

Cash flows from investing activities:
Purchases of marketable securities	(525)	-
Net cash used in financing activities	(525)	-

Cash flows from financing activities:
Repayment of Note Payable	-	(300)
Proceeds from short term note payable	230	-
Proceeds from exercise of stock options	-	21
Net cash provided by (used in) financing activities	230	(279)

Net decrease in cash and cash equivalents	(1,321)	(2,411)
Cash and cash equivalents at beginning of period	1,727	3,324
Cash and cash equivalents at end of period	$406	$913

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

The “Company” or “Aeolus” refers collectively to Aeolus Pharmaceuticals, Inc., a Delaware corporation (“Aeolus”), and its wholly owned subsidiary, Aeolus Sciences, Inc., a Delaware corporation. As of March 31, 2008, Aeolus also owned a 35.0% interest in CPEC LLC, a Delaware limited liability company (“CPEC”). The Company’s primary operations are located in Laguna Niguel, California.

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

     In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  FAS 157 codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company does not expect the adoption of FAS 157 to significantly affect its financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“FAS 160”). FAS 160 is an amendment of Accounting Research Bulletin (“ARB”) No. 51 and was issued to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries. FAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and that a parent company must recognize a gain or loss in net income when a subsidiary is deconsolidated.  FAS 160 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The Company is currently evaluating the potential impact on its statement of financial position and results of operations.

B.         Liquidity

The Company has incurred significant losses from operations of $1,299,000 and $3,300,000, and cash outflows from operations of $1,026,000 and $3,079,000, for the six months ended March 31, 2008 and for the fiscal year ended September 30, 2007, respectively. The Company expects to incur additional losses and negative cash flow from operations during the remainder of fiscal year 2008 and for several more years.

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

C.         Net Loss Per Common Share

The Company computes basic net loss per weighted average share attributable to common stockholders using the weighted average number of shares of common stock outstanding during the period. The Company computes diluted net loss per weighted average share attributable to common stockholders using the weighted average number of shares of common and dilutive potential common shares outstanding during the period. Diluted weighted average common shares excluded incremental shares of approximately 18,437,000 as of March 31, 2008 issuable upon the exercise or conversion of stock options to purchase common stock, convertible preferred stock, convertible debt and warrants to purchase common stock. These shares were excluded due to their anti-dilutive effect as a result of the Company’s net losses.

D.           Investments

The Company has invested in auction-rate securities with a par value of $525,000.  The auction-rate securities are AAA rated, long-term debt obligations secured by student loans, which loans are generally guaranteed by the U.S. Government under the Federal Family Education Loan Program (FFELP). In addition to the U.S. Government guarantee on such student loans, many of the securities also have separate insurance policies guaranteeing both the principal and accrued interest. Liquidity for these securities has historically been provided by an auction process that resets the applicable interest rate at pre-determined intervals for up to 35 days. In the past, the auction process has generally allowed investors to obtain immediate liquidity if so desired by selling the securities at their face amounts. However, as has been recently reported in the financial press, the current disruptions in the credit markets have adversely affected the auction market for these types of securities. From February 26, 2008 to March 31, 2008, all auctions scheduled with respect to the Company’s auction-rate securities failed to close. This is the first time the Company has experienced this type of event for its holdings of auction-rate securities and the Company believes that prior to February 13, 2008, the Company’s investment advisor, UBS Financial Services, Inc. (“UBS”), had not had a failed auction.  The Company understands that the failure of auctions is broad based and not limited to those securities held by the Company. The auction-rate securities continue to pay interest and there has been no change in the rating of these securities to date.

As a result of the failed auctions, these auction-rate securities held by the Company are currently not liquid. Furthermore, the Company cannot predict how long they will remain illiquid. As such, at least in the near term, the Company believes it may not be able to liquidate some or all of its remaining auction-rate securities prior to their maturities at prices approximating their face amounts. The final maturity dates of the auction-rate securities which the Company owns is between 2029 and 2038.

The Company has taken an “other-than-temporary” impairment charge during the quarter ended March 31, 2008 of $49,000 based upon reduced market values as determined based upon investment statements as of March 31, 2008 received from UBS.  Taking into account this “other-than-temporary” impairment charge, our auction-rate securities had an estimated fair value of approximately $476,000 as of March 31, 2008.  The estimated fair value of the auction-rate securities could decrease or increase significantly in the future based on market conditions. Management will continue to assess the fair value of the auction-rate securities based on analysis of account statements and other correspondence from UBS.

The current market for the auction-rate securities held by the Company is uncertain and management will continue to monitor and evaluate the market for these securities to determine if further impairment of the carrying value of the securities has occurred due to the loss of liquidity or for other reasons. If the credit ratings of the security issuers deteriorate or if normal market conditions do not return in the near future, the Company may be required to further reduce the value of these securities through an impairment charge against net income.

E.         Notes Payable

In March 2008, Aeolus entered into a secured credit agreement (the “Margin Agreement”) in an amount up to $230,000 with UBS Financial Services, Inc and subsequently drew $230,000 under the Margin Agreement.  The Margin Agreement bears interest at the per annum rate of LIBOR plus 0.25 percent.  Availability of the line of credit is subject to the Company’s compliance with certain financial and other covenants.   Borrowings under the Margin Agreement are secured by the Company’s investments held by UBS.

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

The remaining principal plus accrued interest will be due and payable in February 2009.  During the term of the note payable, Elan has the option to convert the note into shares of Series B Preferred Stock at a rate of $9.00 per share.  Upon the maturity of the note payable, Aeolus has the option to repay the note either in cash or in shares of Series B Stock and warrants having a then fair market value of the amount due; provided that the fair market value used for calculating the number of shares to be issued will not be less than $13.00 per share. As of March 31, 2008, the outstanding balance, including interest, on the note payable to Elan was $508,000.

F.           Stockholders’ Equity

As of March 31, 2008, warrants to purchase 14,025,427 shares of common stock were outstanding. Details of the warrants for common stock outstanding at March 31, 2008 were as follows:

Number of Shares	Exercise Price	Expiration Date
50,000	$ 0.50	May 2011
2,500,000	$ 0.50	November 2010
2,186,668	$ 0.75	May 2012
7,000,000	$ 0.75	June 2011
50,000	$ 1.00	May 2011
35,000	$ 1.00	July 2008
50,000	$ 1.50	May 2011
50,000	$ 2.00	May 2011
50,000	$ 2.50	May 2011
410,400	$ 2.50	April 2009
1,641,600	$ 4.00	April 2009
1,759	$ 19.90	October 2008
14,025,427	$ 1.15

G.         Stock-Based Compensation

Below is a summary of Aeolus stock option activity during the six-month period ended March 31, 2008:

	Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2007	3,873,617		$2.72	7.3 years		$2
Granted	120,000		$0.42
Exercised	---	$	---
Forfeited	(113,336)		$0.87
Outstanding at March 31, 2008 (unaudited)	3,880,281		$2.70	6.9 years	$	---
Exercisable at March 31, 2008 (unaudited)	3,584,448		$2.87	6.7 years	$	---

For the six months ended March 31, 2008 and 2007, all stock options were issued with an exercise price at or above the fair market value of the Company’s common stock on the date of grant.

The details of stock options outstanding at March 31, 2008 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2008	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable at March 31, 2008	Weighted Average Exercise Price

$0.40 - 0.60	546,050	$0.54	9.1 years	363,550	$0.56
$0.68 - $0.80	464,161	$0.75	8.3 years	464,161	$0.75
$0.81 - $0.89	388,035	$0.85	7.6 years	388,035	$0.85
$0.90	392,050	$0.90	8.6 years	308,717	$0.90
$0.91 - $1.45	224,500	$1.04	8.1 years	194,500	$1.05
$1.50	1,256,015	$1.50	5.3 years	1,256,015	$1.50
$1.52 - $5.10	394,391	$2.86	6.2 years	394,391	$2.86
$6.25 - $31.88	166,280	$20.48	3.1 years	166,280	$20.48
$50.9375	2,999	$50.94	2.0 years	2,999	$50.94
$51.25	45,800	$51.25	2.0 years	45,800	$51.25
$0.40 - $51.25	3,880,281	$2.70	6.9 years	3,584,448	$2.87

Stock-based compensation expense recognized in the statement of operations is as follows (in thousands):

	For the six months March 31,
	2008	2007
Research and development expenses	$36	$130
General and administrative expenses	200	248
Total stock-based compensation expense	$236	$378

The total deferred compensation expense for outstanding and unvested stock options was $45,000 as of March 31, 2008.  The weighted average remaining recognition period for the total deferred compensation expense is three months. The fair value of the options associated with the above compensation expense for the six months ended March 31, 2008 and 2007, was determined at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the six months March 31,
	2008	2007
Dividend yield	0%	0%
Expected volatility	197%	191% – 195%
Risk-free interest rate	3.8% - 4.6%	4.5% - 5.1%
Expected option life after shares are vested	10 years	10 years

H.           Commitments

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

I.           Subsequent Events

On April 8, 2008, UBS agreed to lend an additional $130,000 to the Company under the Margin Agreement.  Aeolus agreed to the increase and on April 8, 2008, the Company drew the additional $130,000 under the amended agreement.

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

Operations Summary

We are developing a series of catalytic antioxidant molecules to protect against the damaging effects of reactive oxygen derived molecules, commonly referred to as free radicals. Free radicals cause damage in a broad group of diseases and conditions. Our initial target applications will be the use of our catalytic antioxidants for the treatment of mustard gas exposure, cancer radiation therapy and amyotrophic lateral sclerosis, also known as “ALS” or “Lou Gehrig’s disease.”    However, further development of AEOL 10150 in radiation therapy and ALS, if any, will be dependent upon future specific financing for this development or a partnership and the results of our ongoing studies of AEOL 10150 for the treatment of mustard gas exposure.  We have reported positive safety results from two Phase I clinical trials of AEOL 10150 in patients diagnosed with ALS with no serious adverse events noted.   The Company is also conducting an additional pre-clinical study of AEOL 11207 for the treatment of patients with Parkinson’s Disease

We do not have any revenue and therefore we must rely on public or private equity offerings, debt financings, collaboration arrangements or grants to finance our operations.

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

Results of Operations

Three months ended March 31, 2008 versus three months ended March 31, 2007

We had a net loss of $697,000 for the three months ended March 31, 2008 versus a net loss of $544,000 for the three months ended March 31, 2007.

Research and development (“R&D”) expenses decreased $74,000, or 22%, to $267,000 for the three months ended March 31, 2008 from $341,000 for the three months ended March 31, 2007.  The lower level of R&D expenses during the current quarter is a result of a decline in employment, consulting and manufacturing costs.  Employment and consulting expenses were $35,000 during the three months ended March 31, 2008 versus $181,000 during the three months ended March 31, 2007.  The decline in employment and consulting expenses reflects our efforts to restructure our research program to utilize outside research institutions and grants to perform our research activities.  During the three months ended March 31, 2008, manufacturing costs were $93,000 compared to $170,000 during the three months ended March 31, 2007.  During the three months ended March 31, 2007, we were in the process of manufacturing additional quantities of our lead drug candidate, AEOL 10150 whereas during the current quarter, we were producing only small quantities of our other drug candidates to support our development program.  Offsetting these declines was an increase of $144,000 in legal and patent fees during the current quarter.

R&D expenses for our antioxidant program have totaled $34,055,000 from inception through March 31, 2008.  Because of the uncertainty of our research and development and clinical studies, we are unable to predict the level of spending and the anticipated program completion date, if any.

General and administrative (“G&A”) expenses decreased $64,000, or 15%, to $382,000 for the three months ended March 31, 2008 from $447,000 for the three months ended March 31, 2007.  G&A expenses were lower during the three months ended March 31, 2008 versus March 31, 2007 due to a decline in consulting fees, investor relations expenses and insurance expense.  During the three months ended March 31, 2007, the Company incurred $35,000 in fees for a consultant engaged to provide strategic consulting services.  Investor relations expenses declined by $19,000 due to a reduction in activity and insurance expenses declined by $17,000 as a result of lower premiums on the Company’s policies.  Offsetting these increases was an increase in legal fees due to increased compliance activities and services surrounding the Company’s investment in auction-rate securities.

During the three months ended March 31, 2008, we recorded an “other-than-temporary” impairment charge of $49,000 based upon reduced market values of our auction-rate securities as determined based upon investment statements as of March 31, 2008 received from UBS Financial Services, Inc.   During the three months ended March 31, 2008, the auction rate securities which the Company has invested in have experienced auction failures as a result of the current disruptions in the credit markets.  This is the first time the Company has experienced this type of event for its holdings of auction-rate securities and the Company believes that prior to February 13, 2008, the Company’s investment advisor, UBS, had not had a failed auction.  The Company understands that the failure of auctions is broad based and not limited to those securities held by the Company. The auction-rate securities continue to pay interest and there has been no change in the rating of these securities to date. As a result of the failed auctions, our auction-rate securities are currently not liquid. Furthermore, the Company cannot predict how long they will remain illiquid.

Six months ended March 31, 2008 versus six months ended March 31, 2007

We had a net loss of $1,338,000 for the six months ended March 31, 2008, versus a net loss of $1,493,000 for the six months ended March 31, 2007.

R&D expenses decreased $155,000, or 23%, to $522,000 for the six months ended March 31, 2008 from $677,000 for the six months ended March 31, 2007.   The lower level of R&D expenses during the current quarter reflects a lower amount of employment, consulting and manufacturing expenses offset by a higher level of pre-clinical and patent expenses.  Employment and consulting expenses were $106,000 during the six months ended March 31, 2008 versus $422,000 during the six months ended March 31, 2007.  The decline in employment and consulting expenses reflects that we were completing our multiple dose clinical trail and were in the process of manufacturing bulk quantities of our lead drug candidate, AEOL 10150 during the six months ended March 31, 2007 whereas during the current quarter we had restructured our research program to utilize outside research institutions and grants to perform our research activities and therefore had a lower level of employment and consulting expenses.   During the six months ended March 31, 2008, manufacturing costs were $105,000 compared to $254,000 during the six months ended March 31, 2007.  Offsetting these declines was an increase of $191,000 in outside research services as a result of our transition to outsourcing of research activities during the current period and $143,000 in patent fees as a result of an increase in patent filing activity.

G&A expenses decreased $299,000, or 28%, to $777,000 for the six months ended March 31, 2008 from $1,076,000 for the six months ended March 31, 2007.  G&A expenses were lower during the six months ended March 31, 2008 versus the six months ended March 31, 2007 due to a decline in employment costs, stock compensation expense, investor relations expense, insurance expense and strategic consulting services.

Employment costs declined by $153,000 during the six months ended March 31, 2008 compared to the six months ended March 31, 2007 as the current period reflects employment costs of our sole employee, our Chief Executive Officer, whereas the prior year period includes employments costs of two additional executive officers as well as severance and bonus costs to our former Chief Executive Officer in the amount of $88,000.  Stock compensation expense decreased by $49,000 as a result of the lower headcount during the current period.  Investor relations expenses declined by $43,000, as a result of a decrease in the level of activity for our investor relations program.  In addition, insurance expense declined by $20,000 as a result of lower premiums.

During the three months ended March 31, 2008, we recorded an “other-than-temporary” impairment charge of $49,000 based upon reduced market values of our auction-rate securities.

During the three months ended March 31, 2007, we recognized $225,000 in income as a result of the forgiveness of a portion of the principal balance of a note payable from Elan.

Liquidity and Capital Resources

We do not have any revenue and therefore we rely on investors, grants, collaborations and licensing of our compounds to finance our operations. At March 31, 2008, we had $406,000 of cash, a decrease of $1,321,000 from September 30, 2007. The decrease in cash was primarily due to the $1,299,000 loss from operations for the six months ended March 31, 2008.  We believe we have adequate financial resources to conduct operations into the third quarter of fiscal year 2008, but in order to fund on-going operating cash requirements beyond that point, or to further accelerate or expand our programs, we need to raise significant additional funds.

We incurred significant losses from operations of $1,299,000 and $3,300,000, and cash outflows from operations of $1,026,000 and $3,079,000, for the six months ended March 31, 2008 and for the fiscal year ended September 30, 2007, respectively. Our ongoing future cash requirements will depend on numerous factors, particularly the progress of our catalytic antioxidant program and clinical trials and our ability to negotiate and complete collaborative agreements or out-licensing arrangements. In order to help fund our on-going operating cash requirements, we intend to seek new collaborations for our antioxidant research program that include initial cash payments and on-going research support. In addition, we might sell additional shares of our stock and explore other strategic and financial alternatives, including a merger with another company, the sale of stock, the establishment of new collaborations for current research programs, that include initial cash payments and ongoing research support and the out-licensing of our compounds for development by a third party.

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

ITEM 3.                      Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk is presently limited to the interest rate sensitivity of our cash and cash equivalents, which is affected by changes in the general level of U.S. interest rates. However, we believe that we are not subject to any material market risk exposure and do not expect that changes in interest rates would have a material effect upon our financial position. A hypothetical 10% change in interest rates would not have a material effect on our Statement of Operations or Cash Flows for the three months ended March 31, 2008. We do not have any foreign currency or other derivative financial instruments. Our debt bears interest at a fixed rate.

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

None.

ITEM 3.                      Defaults Upon Senior Securities.

None.

ITEM 4.                      Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders of Aeolus Pharmaceuticals was held on March 27, 2008.  The following is a brief description of each matter voted upon at the meeting and the number of affirmative votes and the number of negative votes cast with respect to each matter.

(a)
The stockholders elected the following persons as directors of Aeolus Pharmaceuticals:  David C. Cavalier, John M. Farah, Jr., Joseph J. Krivulka, Amit Kumar, Michael E. Lewis, Chris A. Rallis and Peter D. Suzdak,  The votes for and against (withheld) each nominee were as follows:

Nominee	Votes For	Votes Withheld	Votes Abstained
David C. Cavalier	19,338,304	134,726	0
John M. Farah, Jr.	19,364,453	108,577	0
Joseph J. Krivulka	19,363,453	109,577	0
Amit Kumar	19,364,153	108,877	0
Michael E. Lewis	19,364,453	108,577	0
Chris A. Rallis	19,364,153	108,877	0
Peter D. Suzdak	19,364,453	108,577	0

(b)
The stockholders approved the appointment by the Audit Committee of the Board of Directors of Haskell & White LLP as the Company’s independent public accountants to audit the Company’s financial statements for fiscal 2008, with 19,420,673 shares voting for approval, 4,955 shares voting against and 47,401 shares abstained.

(c)
The stockholders approved the amendment of the Company’s 2004 Stock Incentive Plan to provide for the issuance of restricted stock awards under the Plan, with 16,317,831 shares voting for approval, 223,735 shares voting against, 21,750 shares abstained and 2,909,714 shares were broker non-votes.

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

AEOLUS PHARMACEUTICALS, INC.

Date: May 9, 2008	By:	/s/ John L. McManus
John L. McManus President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2008	By:	/s/ Michael P. McManus
Michael P. McManus Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)