Form 10-Q
period 2008-06-30
AEOLUS PHARMACEUTICALS, INC.
filed 2008-08-04
CIK 1261734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X] Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2008
Common Stock, par value $.01 per share	31,952,749 shares

AEOLUS PHARMACEUTICALS, INC.
FORM 10-Q
For the Quarter Ended June 30, 2008

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

AEOLUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and per share data)

	June 30,	September 30,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$181	$1,727
Prepaids and other current assets	74	79
Total current assets	255	1,806

Investments, available-for-sale	459	-
Other investments	125	125
Total assets	$839	$1,931

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$432	$266
Accrued expenses	5	2
Current maturity of long-term note payable	520	-
Short-term debt	365	-
Total current liabilities	1,322	268

Long-term note payable	-	483
Total liabilities	1,322	751

Commitments and contingences (Note H)

Stockholders' equity:
Preferred stock, $.01 par value per share, 10,000,000 shares authorized:
Series B nonredeemable convertible preferred stock, 600,000 shares authorized; 475,087 shares issued and outstanding at June 30,
2008 and September 30, 2007	5	5
Common stock, $.01 par value per share, 150,000,000 shares authorized;
31,952,749 shares issued and outstanding at June 30, 2008 and
September 30, 2007	320	320
Additional paid-in capital	157,054	156,781
Unrealized gains (losses) on investments, available for sale	(17)	-
Accumulated deficit	(157,845)	(155,926)
Total stockholders' equity	(483)	1,180
Total liabilities and stockholders' equity	$839	$1,931

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue
Grant income	$-	$-	$-	$-

Costs and expenses:
Research and development	210	192	732	869
General and administrative	360	320	1,138	1,396
Total costs and expenses	570	512	1,870	2,265

Loss from operations	(570)	(512)	(1,870)	(2,265)
Interest income (expense), net	(10)	3	1	38
Other income	-	-	-	225
Other than temporary impairment on marketable investments	-	-	(49)	-

Net loss	$(580)	$(509)	$(1,918)	$(2,002)

Net loss per weighted share attributable to common stockholders:
(basic and diluted)	$(0.02)	$(0.02)	$(0.06)	$(0.07)

Weighted average common shares outstanding:
Basic and diluted	31,952	30,429	31,952	29,661

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,918)	$(2,002)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash compensation	272	471
Noncash interest and financing costs	40	40
Forgiveness of note payable	-	(225)
Other than temporary impairment charge	49	-
Change in assets and liabilities:
Prepaids and other assets	5	(194)
Accounts payable and accrued expenses	169	(723)
Net cash used in operating activities	(1,383)	(2,633)

Cash flows from investing activities:
Purchases of marketable securities	(525)	-
Net cash used in financing activities	(525)	-

Cash flows from financing activities:
Repayment of note payable	-	(300)
Proceeds from short term note payable	368	-
Repayments of short term note payable	(6)	-
Net proceeds from issuance of common stock	-	1,761
Proceeds from exercise of stock options	-	21
Net cash provided by (used in) financing activities	362	(1,482)

Net decrease in cash and cash equivalents	(1,546)	(1,151)
Cash and cash equivalents at beginning of period	1,727	3,324
Cash and cash equivalents at end of period	$181	$2,173

The accompanying notes are integral part of these unaudited condensed consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.         Organization and Business and Basis of Presentation

Aeolus Pharmaceuticals, Inc. is biopharmaceutical company that is developing a new class of catalytic antioxidant compounds for diseases and disorders of the central nervous system, respiratory system, autoimmune system and oncology.  The Company’s initial target indications are for the side effects of mustard gas exposure, as a protective agent against radiation exposure, cancer radiation therapy and amyotrophic lateral sclerosis, also known as “ALS” or “Lou Gehrig’s disease.”  We have reported positive safety results from two Phase I clinical trials of AEOL 10150, our lead drug candidate, with no serious adverse events noted.  However, further development of AEOL 10150 for the treatment of ALS and cancer radiation therapy, if any, will be dependent upon future specific financing for this development or a partnership and the results of our ongoing studies of AEOL 10150 for the treatment of mustard gas exposure.  The Company is also conducting an additional pre-clinical study of AEOL 11207 for the treatment of patients with Parkinson’s Disease.

The “Company” or “Aeolus” refers collectively to Aeolus Pharmaceuticals, Inc., a Delaware corporation (“Aeolus”), and its wholly owned subsidiary, Aeolus Sciences, Inc., a Delaware corporation. As of June 30, 2008, Aeolus also owned a 35.0% interest in CPEC LLC, a Delaware limited liability company (“CPEC”). The Company’s primary operations are located in Laguna Niguel, California.

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

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of SFAS 115 (“FAS 159”).  FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. FAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of a company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which a company has chosen to use fair value on the face of the balance sheet.  FAS 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect the adoption of FAS 159 to significantly affect its financial condition or results of operations.

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

B.         Liquidity

The Company has incurred significant losses from operations of $1,870,000 and $3,300,000, and cash outflows from operations of $1,383,000 and $3,079,000, for the nine months ended June 30, 2008 and for the fiscal year ended September 30, 2007, respectively. On August 1, 2008, the Company completed a $500,000 convertible note financing with an additional $500,000 expected to be invested over the next four months (See Note I).  The investors also have an option to invest an additional $4.0 million over the next eighteen months.  The Company expects to incur additional losses and negative cash flow from operations during the remainder of fiscal year 2008 and for several more years.

Management believes the Company has adequate financial resources to conduct operations through the second quarter of fiscal year 2009. This raises substantial doubt about our ability to continue as a going concern, which will be dependent on our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing and, ultimately, to achieve operating profit.

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

If the Company is unable to obtain additional financing to fund operations beyond the second quarter of fiscal year 2009, it will need to eliminate some or all of its activities, merge with another company, sell some or all of its assets to another company, or cease operations entirely. There can be no assurance that the Company will be able to obtain additional financing on favorable terms or at all, or that the Company will be able to merge with another Company or sell any or all of its assets.

C.         Net Loss Per Common Share

The Company computes basic net loss per weighted average share attributable to common stockholders using the weighted average number of shares of common stock outstanding during the period. The Company computes diluted net loss per weighted average share attributable to common stockholders using the weighted average number of shares of common and dilutive potential common shares outstanding during the period. Diluted weighted average common shares excluded incremental shares of approximately 18,439,000 as of June 30, 2008 issuable upon the exercise or conversion of stock options to purchase common stock, convertible preferred stock, convertible debt and warrants to purchase common stock. These shares were excluded due to their anti-dilutive effect as a result of the Company’s net losses.

D.           Investments

The Company has invested in auction-rate securities with a par value of $525,000.  The auction-rate securities are debt obligations secured by student loans, which loans are generally guaranteed by the U.S. Government under the Federal Family Education Loan Program (FFELP). In addition to the U.S. Government guarantee on such student loans, many of the securities also have separate insurance policies guaranteeing both the principal and accrued interest. Liquidity for these securities has historically been provided by an auction process that resets the applicable interest rate at pre-determined intervals for up to 35 days. In the past, the auction process has generally allowed investors to obtain immediate liquidity if so desired by selling the securities at their face amounts. However, as has been recently reported in the financial press, the current disruptions in the credit markets have adversely affected the auction market for these types of securities. From February 26, 2008 to June 30, 2008, all auctions scheduled with respect to the Company’s auction-rate securities failed to close. This is the first time the Company has experienced this type of event for its holdings of auction-rate securities and the Company believes that prior to February 13, 2008, the Company’s investment advisor, UBS Financial Services, Inc. (“UBS”), had not had a failed auction.  The Company understands that the failure of auctions is broad based and not limited to those securities held by the Company. The auction-rate securities continue to pay interest.

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

The Company has taken an “other-than-temporary” impairment charge during the quarter ended March 31, 2008 of $49,000 based upon reduced market values as determined based upon investment statements as of March 31, 2008 received from UBS.  The Company also holds these investments as available for sale and accordingly records its value on the balance at market value as determined by investments statements provided by UBS.  Our auction-rate securities had an estimated fair value of approximately $459,000 as of June 30, 2008.  The estimated fair value of the auction-rate securities could decrease or increase significantly in the future based on market conditions. Management will continue to assess the fair value of the auction-rate securities based on analysis of account statements and other correspondence from UBS.

In June 2008, the Company filed arbitration and mediation claims against UBS seeking recession of the purchase transactions of its four auction-rate securities, reimbursement for lost interest income and lost revenue due to delays in the development of its drug candidates and punitive damages.  However there can be no assurance as to the ultimate outcome of these claims.

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

E.         Notes Payable

Aeolus has entered into a secured credit agreement (the “Margin Agreement”) with UBS Financial Services, Inc and subsequently drew $368,000 under the Margin Agreement.  The Margin Agreement bears interest at the per annum rate of LIBOR plus 0.25 percent.  Availability of the line of credit is subject to the Company’s compliance with certain financial and other covenants.   Borrowings under the Margin Agreement are secured by the Company’s investments held by UBS.  In June 2008, UBS notified the Company that it is in violation of the Margin Agreement and has requested repayment of $20,000.  The Company has not made such payment and informed UBS that no such payment will be made pending the outcome of the arbitration claim as more fully discussed in Note D.

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

The remaining principal plus accrued interest will be due and payable in February 2009.  During the term of the note payable, Elan has the option to convert the note into shares of Series B Preferred Stock at a rate of $9.00 per share.  Upon the maturity of the note payable, Aeolus has the option to repay the note either in cash or in shares of Series B Stock and warrants having a then fair market value of the amount due; provided that the fair market value used for calculating the number of shares to be issued will not be less than $13.00 per share. As of June 30, 2008, the outstanding balance, including interest, on the note payable to Elan was $520,000.

F.           Stockholders’ Equity

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

Warrants

As of June 30, 2008, warrants to purchase 14,025,427 shares of common stock were outstanding. Details of the warrants for common stock outstanding at June 30, 2008 were as follows:

Number of Shares	Exercise Price	Expiration Date
50,000	$ 0.50	May 2011
2,500,000	$ 0.50	November 2010
2,186,668	$ 0.75	May 2012
7,000,000	$ 0.75	June 2011
50,000	$ 1.00	May 2011
35,000	$ 1.00	July 2008
50,000	$ 1.50	May 2011
50,000	$ 2.00	May 2011
50,000	$ 2.50	May 2011
410,400	$ 2.50	April 2009
1,641,600	$ 4.00	April 2009
1,759	$ 19.90	October 2008
14,025,427	$ 1.15

G.         Stock-Based Compensation

Below is a summary of Aeolus stock option activity during the nine-month period ended June 30, 2008:

	Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term		Aggregate Intrinsic Value
Outstanding at September 30, 2007	3,873,617		$2.72	7.3 years		$2
Granted	120,000		$0.42
Exercised	---	$	---
Forfeited	(113,336)		$0.87
Outstanding at June 30, 2008 (unaudited)	3,880,281		$2.70	6.6 years		$1
Exercisable at June 30, 2008 (unaudited)	3,776,948		$2.76	6.6 years	$	---

For the nine months ended June 30, 2008 and 2007, all stock options were issued with an exercise price at or above the fair market value of the Company’s common stock on the date of grant.

The details of stock options outstanding at June 30, 2008 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2008	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable at June 30, 2008	Weighted Average Exercise Price

$0.40 - 0.60	546,050	$0.54	8.9 years	471,050	$0.55
$0.68 - $0.80	464,161	$0.75	8.0 years	464,161	$0.75
$0.81 - $0.89	388,035	$0.85	7.4 years	388,035	$0.85
$0.90	392,050	$0.90	8.4 years	371,217	$0.90
$0.91 - $1.45	224,500	$1.04	7.8 years	217,000	$1.04
$1.50	1,256,015	$1.50	5.1 years	1,256,015	$1.50
$1.52 - $5.10	394,391	$2.86	5.9 years	394,391	$2.86
$6.25 - $31.88	166,280	$20.48	2.9 years	166,280	$20.48
$50.9375	2,999	$50.94	1.8 years	2,999	$50.94
$51.25	45,800	$51.25	1.8 years	45,800	$51.25
$0.40 - $51.25	3,880,281	$2.70	6.6 years	3,776,948	$2.76

Stock-based compensation expense recognized in the statement of operations is as follows (in thousands):

	For the nine months June 30,
	2008	2007
Research and development expenses	$43	$161
General and administrative expenses	229	283
Total stock-based compensation expense	$272	$444

The total deferred compensation expense for outstanding and unvested stock options was $8,000 as of June 30, 2008.  The weighted average remaining recognition period for the total deferred compensation expense is two months. The fair value of the options associated with the above compensation expense for the nine months ended June 30, 2008 and 2007, was determined at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

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

I.           Subsequent Events

On August 1, 2008, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with three accredited institutional investors  (the “Investors”) pursuant to which the Company agreed to sell to the Investors  (and one or more additional accredited investors)  units comprised of senior unsecured convertible notes of the Company (the “Notes”), in an aggregate principal amount of up to $5,000,000, which shall bear interest at a rate of 7% per year and mature on the 30-month anniversary of their date of issuance, and warrants to purchase up to an aggregate of 10,000,000 additional shares of Common Stock (the “Warrant Shares”), each with an initial exercise price of $0.50 per share, subject to adjustment pursuant to the warrants (the “Warrants”). Each unit (collectively, the "Units") is comprised of $1,000 in Note principal and Warrants to purchase up to 2,000 shares of the Company's common stock, par value $0.01 per share (the “Common Stock”), and has a purchase price of $1,000.

The Notes will be convertible, at the Investors' sole election, into shares of Common Stock at any time and from time to time.  The conversion price of the Notes (including the $0.20 floor and $0.75 ceiling price with respect to Notes issued at Election Closings) and the exercise price of the Warrants are subject to adjustment in the event of a stock dividend or split, reorganization, recapitalization or similar event.  Additionally, the conversion price of the Notes and the exercise price of the Warrants may be reduced in the event the Company issues securities at a price per share lower than the then current conversion price of the Notes.

On August 1, 2008, the Company sold and issued to the Investors 500 Units comprised of Notes in the aggregate principal amount of $500,000 and Warrants to purchase up to 1,000,000 shares of Common Stock for an aggregate purchase price of $500,000 (the "Financing").  The Notes and Warrants were issued pursuant to the Purchase Agreement. The Investors have also agreed, upon the satisfaction of certain conditions by the Company pursuant to the Purchase Agreement, to purchase an additional 125 Units on each of September 2, 2008, October 1, 2008, November 3, 2008 and December 1, 2008 (the "Subsequent Closings"), in each case for an aggregate purchase price of $125,000.  The Notes issued in the Financing and at the Subsequent Closings have, or will have, an initial conversion price of $0.35 per share, subject to adjustment pursuant to the Notes.  In addition, the Investors (and one or more additional accredited investors) have the option to purchase up to an additional 4,000 Units, in one or more closings (each, an "Election Closing"), and at their sole option at any time on or before February 1, 2010. The additional Units sold at an Election Closing would also be sold by the Company at a purchase price of $1,000 per Unit, except that the initial conversion price of the Notes issued in an Election Closing will equal the volume weighted average closing sale price for the Common Stock for the sixty consecutive trading day period ending on the trading day immediately preceding such Election Closing, provided that such initial conversion price may not be less than $0.20 per share or greater than $0.75 per share, in each case subject to adjustment pursuant to the Note.

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

Operations Summary

We are developing a series of catalytic antioxidant molecules to protect against the damaging effects of reactive oxygen derived molecules, commonly referred to as free radicals. Free radicals cause damage in a broad group of diseases and conditions. Our initial target applications will be the use of our catalytic antioxidants for the treatment of mustard gas exposure, protective agent against radiation exposure, cancer radiation therapy and amyotrophic lateral sclerosis, also known as “ALS” or “Lou Gehrig’s disease.”    However, further development of AEOL 10150 in radiation therapy and ALS, if any, will be dependent upon future specific financing for this development or a partnership and the results of our ongoing studies of AEOL 10150 for the treatment of mustard gas exposure.  We have reported positive safety results from two Phase I clinical trials of AEOL 10150 in patients diagnosed with ALS with no serious adverse events noted.   The Company is also conducting an additional pre-clinical study of AEOL 11207 for the treatment of patients with Parkinson’s Disease

We do not have any revenue and therefore we must rely on public or private equity offerings, debt financings, collaboration arrangements or grants to finance our operations.

Need for Additional Funds

We believe we have adequate financial resources to fund our operations through the second quarter of fiscal year 2009, but in order to fund on-going operating cash requirements beyond the second quarter of fiscal year 2009, or to accelerate or expand our programs, we will need to raise significant additional funds. Our need for additional financing is discussed under “Liquidity and Capital Resources.”

Results of Operations

Three months ended June 30, 2008 versus three months ended June 30, 2007

We had a net loss of $580,000 for the three months ended June 30, 2008 versus a net loss of $509,000 for the three months ended June 30, 2007.

Research and development (“R&D”) expenses increased $18,000, or 9%, to $210,000 for the three months ended June 30, 2008 from $192,000 for the three months ended June 30, 2007.  The higher level of R&D expenses during the current quarter is a result of an increase in preclinical and manufacturing costs as well as patent fees offset by a decline in consulting and clinical expenses.   The Company’s R&D activities were focused on preclinical activities during the three months ended June 30, 2008 whereas during the three months ended June 30, 2007 our research activities were focused on our clinical program.  The Company has four pre-clinical programs underway for the study of the effects of our drug candidates on exposure of mustard gas on the skin, the effects of our drug candidates on the exposure of mustard gas in the lungs, for the treatment of colitis and for the treatment of Parkinson’s disease.

R&D expenses for our antioxidant program have totaled $34,266,000 from inception through June 30, 2008.  Because of the uncertainty of our research and development and clinical studies, we are unable to predict the level of spending and the anticipated program completion date, if any.

General and administrative (“G&A”) expenses increased $40,000, or 13%, to $360,000 for the three months ended June 30, 2008 from $320,000 for the three months ended June 30, 2007.  G&A expenses were higher during the three months ended June 30, 2008 versus June 30, 2007 due to the engagement of a consulting firm to assist the Company in strategic activities resulting in $35,000 in consulting fees.  In addition, legal fees increased due to increased United States Securities and Exchange Commission compliance activities.

Nine months ended June 30, 2008 versus nine months ended June 30, 2007

We had a net loss of $1,918,000 for the nine months ended June 30, 2008, versus a net loss of $2,002,000 for the nine months ended June 30, 2007.

R&D expenses decreased $137,000, or 16%, to $732,000 for the nine months ended June 30, 2008 from $869,000 for the nine months ended June 30, 2007.   The lower level of R&D expenses during the current period reflects a lower amount of employment, consulting and manufacturing expenses offset by a higher level of pre-clinical and patent expenses.  Employment and consulting expenses were $103,000 during the nine months ended June 30, 2008 versus $371,000 during the nine months ended June 30, 2007.  The decline in employment and consulting expenses reflects that we were completing our multiple dose clinical trail and were in the process of manufacturing bulk quantities of our lead drug candidate, AEOL 10150 during the nine months ended June 30, 2007, whereas during the current period we had restructured our research program to utilize outside research institutions and grants to perform our research activities and therefore had a lower level of employment and consulting expenses.   During the nine months ended June 30, 2008, manufacturing costs were $117,000 compared to $226,000 during the nine months ended June 30, 2007.  Offsetting these declines was an increase of $255,000 in outside research services as a result of our transition to outsourcing of research activities during the current period and $173,000 in patent fees as a result of an increase in patent filing activity.

G&A expenses decreased $258,000, or 18%, to $1,138,000 for the nine months ended June 30, 2008 from $1,396,000 for the nine months ended June 30, 2007.  G&A expenses were lower during the nine months ended June 30, 2008 versus the nine months ended June 30, 2007 due to a decline in employment costs, stock compensation expense, investor relations expense and insurance expense.  Employment costs declined by $159,000 during the nine months ended June 30, 2008 compared to the nine months ended June 30, 2007, as the current period reflects employment costs of our sole employee, our Chief Executive Officer, whereas the prior year period includes employment costs of two additional executive officers as well as severance and bonus costs to three executive officers.  Stock compensation expense decreased by $54,000 as a result of the lower headcount during the current period.  Investor relations expenses declined by $49,000, as a result of a decrease in the level of activity for our investor relations program.  In addition, insurance expense declined by $27,000 as a result of lower premiums.

During the nine months ended June 30, 2008, we recorded an “other-than-temporary” impairment charge of $49,000 based upon reduced market values of our auction-rate securities as determined based upon investment statements as of June 30, 2008 received from UBS Financial Services, Inc.   During the nine months ended June 30, 2008, the auction rate securities which the Company has invested in have experienced auction failures as a result of the current disruptions in the credit markets.  This is the first time the Company has experienced this type of event for its holdings of auction-rate securities and the Company believes that prior to February 13, 2008, the Company’s investment advisor, UBS, had not had a failed auction.  The Company understands that the failure of auctions is broad based and not limited to those securities held by the Company.  As a result of the failed auctions, our auction-rate securities are currently not liquid. Furthermore, the Company cannot predict how long they will remain illiquid.

During the three months ended June 30, 2007, we recognized $225,000 in income as a result of the forgiveness of a portion of the principal balance of a note payable from Elan.

Liquidity and Capital Resources

We do not have any revenue and therefore we rely on investors, grants, collaborations and licensing of our compounds to finance our operations. At June 30, 2008, we had $181,000 of cash, a decrease of $1,546,000 from September 30, 2007. The decrease in cash was primarily due to the $1,870,000 loss from operations for the nine months ended June 30, 2008.  On August 1, 2008, the Company completed a $500,000 convertible note financing with an additional $500,000 expected to be invested over the next four months (See Note I).  The investors also have an option to invest an additional $4.0 million over the next eighteen months.  We believe we have adequate financial resources to conduct operations through the second quarter of fiscal year 2009, but in order to fund on-going operating cash requirements beyond that point, or to further accelerate or expand our programs, we need to raise significant additional funds.

We incurred significant losses from operations of $1,870,000 and $3,300,000, and cash outflows from operations of $1,383,000 and $3,079,000, for the nine months ended June 30, 2008 and for the fiscal year ended September 30, 2007, respectively. Our ongoing future cash requirements will depend on numerous factors, particularly the progress of our catalytic antioxidant program and clinical trials and our ability to negotiate and complete collaborative agreements or out-licensing arrangements. In order to help fund our on-going operating cash requirements, we intend to seek new collaborations for our antioxidant research program that include initial cash payments and on-going research support. In addition, we might sell additional shares of our stock and explore other strategic and financial alternatives, including a merger with another company, the sale of stock, the establishment of new collaborations for current research programs, that include initial cash payments and ongoing research support and the out-licensing of our compounds for development by a third party.

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

ITEM 3.                      Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk is presently limited to the interest rate sensitivity of our cash, cash equivalents and investments available for sale, which is affected by changes in the general level of U.S. interest rates. However, we believe that we are not subject to any material market risk exposure and do not expect that changes in interest rates would have a material effect upon our financial position. A hypothetical 10% change in interest rates would not have a material effect on our Statement of Operations or Cash Flows for the three months ended June 30, 2008. We do not have any foreign currency or other derivative financial instruments. Our debt bears interest at a fixed rate.

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

PART II. - OTHER INFORMATION

ITEM 1.                      Legal Proceedings.

Information regarding reportable legal proceedings is set forth in Part I, Item 1, Note E, Notes Payable.

ITEM 1A.                      Risk Factors.

The Company included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2007 a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (“Risk Factors”). There have been no material changes to the risk factors previously disclosed.

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

AEOLUS PHARMACEUTICALS, INC.

Date: August 4, 2008	By:	/s/ John L. McManus
John L. McManus President and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2008	By:	/s/ Michael P. McManus
Michael P. McManus Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)