Form 10-Q
period 2008-12-31
AEOLUS PHARMACEUTICALS, INC.
filed 2009-02-06
CIK 1261734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

X___	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008.

_____	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 5, 2009
Common Stock, par value $.01 per share	32,030,874 shares

AEOLUS PHARMACEUTICALS, INC.
FORM 10-Q
For the Quarter Ended December 31, 2008

AEOLUS PHARMACEUTICALS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.                      Financial Statements.

Statement Regarding Financial Information

The condensed consolidated financial statements of Aeolus Pharmaceuticals, Inc. and its wholly-owned subsidiary, Aeolus Sciences, Inc. (collectively the “Company”), included herein have been prepared by management, without audit (except for the Consolidated Balance Sheet as of September 30, 2008), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The Company recommends that you read the consolidated financial statements included herein in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008, filed with the SEC on December 12, 2008.

AEOLUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and per share data)

	December 31,	September 30,
	2008	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$169	$399
Prepaids and other current assets	113	156
Total current assets	282	555

Marketable Investments (Note D)	525	440
Investments	125	125
Total assets	$932	$1,120

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$669	$991
Margin loan (Note E)	367	366
Current maturity of long-term note payable (Note E)	548	534
Total current liabilities	1,584	1,891

Senior convertible notes to related parties, net (redemption value of $1,000,000 and $625,000 as of December 31, 2008 and September 30, 2008, respectively (Note E))	396	266
Total liabilities	1,980	2,157

Commitments and contingences (Note B and H)

Stockholders' equity:
Preferred stock, $.01 par value per share, 10,000,000 shares authorized:
Series B nonredeemable convertible preferred stock, 600,000 shares authorized; 475,087 shares issued and outstanding at December 31,
2008 and September 30, 2008	5	5
Common stock, $.01 par value per share, 150,000,000 shares authorized;
32,030,874 shares issued and outstanding at December 31, 2008 and
31,952,749 shares issued and outstanding at September 30, 2008	320	320
Additional paid-in capital	157,986	157,573
Unrealized losses on investments, available for sale	-	(36)
Accumulated deficit	(159,359)	(158,899)
Total stockholders' deficit	(1,048)	(1,037)
Total liabilities and stockholders' deficit	$932	$1,120

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (In thousands, except per share data)

	Three Months Ended
	December 31,
	2008	2007
Revenue
Grant income	$-	$-

Costs and expenses:
Research and development	125	254
General and administrative	283	395
Total costs and expenses	408	649

Loss from operations	(408)	(649)
Change in fair value of trading securities, net (Note D)	49	--
Interest income (expense), net	(100)	8

Net loss	$(459)	$(641)

Net loss per weighted share attributable to common stockholders:
Basic	$(0.01)	$(0.02)
Diluted	$(0.02)	$(0.02)

Weighted average common shares outstanding:
Basic	31,988	31,953
Diluted	34,472	31,953

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(459)	$(641)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash compensation	65	147
Change in fair value of trading securities	(49)	-
Noncash consulting expense	25	-
Noncash interest and financing costs	100	13
Change in assets and liabilities:
Accounts receivable, prepaids and other assets	34	38
Accounts payable and accrued expenses	(322)	(157)
Net cash used in operating activities	(606)	(600)

Cash flows from financing activities:
Draws on UBS margin loan	3	-
Payments on UBS margin loan	(2)	-
Proceeds from issuance of Senior Convertible Notes	375	-
Net cash provided by financing activities	376	-

Net decrease in cash and cash equivalents	(230)	(600)
Cash and cash equivalents at beginning of period	399	1,727
Cash and cash equivalents at end of period	$169	$1,127

Supplemental disclosure of cash flow information:
Cash payments of interest	$2	$-

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

The “Company” or “Aeolus” refers collectively to Aeolus Pharmaceuticals, Inc., a Delaware corporation (“Aeolus”), and its wholly owned subsidiary, Aeolus Sciences, Inc., a Delaware corporation. As of December 31, 2008, Aeolus also owned a 35.0% interest in CPEC LLC, a Delaware limited liability company (“CPEC”). The Company’s primary operations are located in Mission Viejo, California.

All significant intercompany activity has been eliminated in the preparation of the condensed consolidated financial statements. The unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Some information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. The consolidated balance sheet at September 30, 2008 was derived from the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in that Annual Report on Form 10-K and in the Company’s other SEC filings. Results for the interim period are not necessarily indicative of the results for any other period.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“FAS 160”).  FAS 160 is an amendment of Accounting Research Bulletin (“ARB”) No. 51 and was issued to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements.  This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries.  FAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and that a parent company must recognize a gain or loss in net income when a subsidiary is deconsolidated.  FAS 160 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited.  The Company does not expect the application of FAS 160 to have a material effect on the financial statements.

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

B.         Liquidity

The Company has incurred significant losses from operations of $408,000 and $2,517,000, and cash outflows from operations of $606,000 and $1,813,000, for the three months ended December 31, 2008 and for the fiscal year ended September 30, 2008, respectively. The Company expects to incur additional losses and negative cash flow from operations during the remainder of fiscal year 2009 and for several more years.

Management believes the Company has adequate financial resources to conduct operations into the third quarter of fiscal year 2009. This raises substantial doubt about our ability to continue as a going concern, which will be dependent on our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing and, ultimately, to achieve operating profits.

The Company intends to explore strategic and financial alternatives, including a merger or acquisition with or by another company, the sale of shares of stock and/or convertible debentures, the establishment of new collaborations for current research programs that include initial cash payments and on-going research support and the out-licensing of our compounds for development by a third party. The Company believes that without additional investment capital it will not have sufficient cash to fund its activities in the near future, and will not be able to continue operating. As such, the Company’s continuation as a going concern is dependent upon its ability to raise additional financing. The Company is actively pursuing additional equity and/or debt financing to provide the necessary funds for working capital and other planned activities.

If the Company is unable to obtain additional financing to fund operations beyond the third quarter of fiscal year 2009, it will need to eliminate some or all of its activities, merge with another company, sell some or all of its assets to another company, or cease operations entirely. There can be no assurance that the Company will be able to obtain additional financing on favorable terms or at all, or that the Company will be able to merge with another Company or sell any or all of its assets.

C.         Net Loss Per Common Share

The Company computes basic net loss per weighted average share attributable to common stockholders using the weighted average number of shares of common stock outstanding during the period. The Company computes diluted net loss per weighted average share attributable to common stockholders using the weighted average number of shares of common and dilutive potential common shares outstanding during the period. Potential common shares consist of stock options, convertible debt, warrants and convertible preferred stock using the treasury stock method and are excluded if their effect is anti-dilutive.  Diluted weighted average common shares included incremental shares issuable upon conversion of the Senior Convertible Notes.  Diluted weighted average common shares excluded incremental shares of approximately 20,954,000 as of December 31, 2008 issuable upon the exercise or conversion of stock options to purchase common stock, convertible preferred stock and warrants to purchase common stock. These shares were excluded due to their antidilutive effect as a result of the Company’s net losses. Diluted weighted average common shares excluded incremental shares of approximately 18,381,000 as of December 31, 2007 issuable upon the exercise or conversion of stock options to purchase common stock, convertible preferred stock and warrants to purchase common stock. These shares were excluded due to their antidilutive effect as a result of the Company’s net losses.

D.           Investments

The Company has invested in auction-rate securities with a par value of $525,000.  The auction-rate securities are debt obligations secured by student loans, which loans are generally guaranteed by the U.S. Government under the Federal Family Education Loan Program (FFELP).  In addition to the U.S. Government guarantee on such student loans, many of the securities also have separate insurance policies guaranteeing both the principal and accrued interest.  Liquidity for these securities has historically been provided by an auction process that resets the applicable interest rate at pre-determined intervals for up to 35 days.  In the past, the auction process has generally allowed investors to obtain immediate liquidity if so desired by selling the securities at their face amounts.  However, as has been reported in the financial press, the current disruptions in the credit markets have adversely affected the auction market for these types of securities.  From February 26, 2008 to December 31, 2008, all auctions scheduled with respect to the Company’s auction-rate securities failed to close.  The final maturity dates of the auction-rate securities which the Company owns is between 2029 and 2038.  The Company’s auction-rate securities had an estimated fair value of approximately $395,000 as of December 31, 2008.

In June 2008, the Company filed an arbitration claim against UBS Financial Services, Inc. (“UBS”) seeking recession of the purchase transactions of its four auction-rate securities, reimbursement for lost interest income and lost revenue due to delays in the development of its drug candidates and punitive damages.  In January 2009, the Company settled its arbitration claim against UBS.

In October 2008, the Company entered into an agreement (the “UBS Agreement”) with UBS for which the Company received the right (“Put Option”) to sell all four of the auction rate securities back to UBS at par, at its sole discretion, anytime during the period from January 2, 2009 through January 4, 2011, and gave UBS the right to purchase these auction rate securities or sell them on the Company’s behalf at par anytime after the execution of the Agreement through January 4, 2011.  The Put Option is not transferable, tradable or marginable, and will not be listed or quoted on any securities exchange or any electronic communications network.  Since the UBS Agreement is a legally enforceable firm commitment, the Put Option is recognized as a financial asset at fair value in the financial statements, and accounted for separately from the associated securities as a noncurrent asset. Since we intend to and subsequently did exercise the Put Option in January 2009, we did not have the intent to hold the associated auction rate securities until recovery or maturity. Therefore, we have classified these securities as trading pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”).  SFAS 115 requires changes in the fair value of these securities to be recorded in current period earnings. As a result of this transfer, the Company recognized in the Statement of Operations a change in market value of $65,000, reflecting a reversal of the related temporary valuation allowance that was previously recorded in other comprehensive loss.

Prior to entering into the UBS Agreement, we recorded the auction rate securities as investments available-for-sale.  We recorded unrealized gains and losses on the available-for-sale debt securities in accumulated other comprehensive income in the shareholders’ equity section of the balance sheets.  Such an unrealized loss did not reduce net income for the applicable accounting period.

The Company elected to measure the Put Option under the fair value option of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, recorded income of approximately $114,000 and recorded a corresponding long term investment.  The Company anticipates that any future changes in the fair value of the Put Option will be offset by the changes in the fair value of the related auction rate securities with no material net impact to the Statement of Operations.

Following the reclassification of the auction rate securities to trading, we recorded an additional charge to the Statement of Operations of $16,000 to reduce the value of the auction rate securities, offset by the gain on the Put Option of $16,000.

The Company's investments in auction rate securities and the related Put Option are classified within Level 3 of SFAS No. 157, “Fair Value Measurements” because there are currently no active markets or observable market prices. Therefore, the auction rate securities and the Put Option were valued primarily based on an income approach using an estimate of future cash flows. The Company has estimated the fair value using a discounted cash flow analysis which considered the following key inputs: (i) the underlying structure and maturity of each security; (ii) the timing of expected future principal and interest payments; and (iii) discount rates that are believed to reflect current market conditions and the relevant risk associated with each security.

E.         Note Payable

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

On each of September 4, 2008, October 1, 2008, November 3, 2008 and December 1, 2008, the Company sold and issued to the Investors 125 Units comprised of Notes in the aggregate principal amount of $125,000 and Warrants to purchase up to 250,000 shares of Common Stock for an aggregate purchase price of $125,000 (the "Subsequent Financings").

The Notes issued in the Financing and the Subsequent Financings have an initial conversion price of $0.35 per share, subject to adjustment pursuant to the Notes.  In addition, the Investors have the option to purchase up to an additional 4,000 Units, in one or more closings (each, an "Election Closing"), and at their sole option at any time on or before February 1, 2010.  The additional Units sold at an Election Closing would also be sold by the Company at a purchase price of $1,000 per Unit, except that the initial conversion price of the Notes issued in an Election Closing will equal the volume weighted average closing sale price for the Common Stock for the sixty consecutive trading day period ending on the trading day immediately preceding such Election Closing, provided that such initial conversion price may not be less than $0.20 per share or greater than $0.75 per share, in each case subject to adjustment pursuant to the Note.

The Notes will be convertible, at the Investors' sole election, into shares of Common Stock at any time and from time to time.  As of December 31, 2008, the Notes would be convertible into 2,857,000 shares of Common Stock with a fair value of $1,000,000.  The conversion price of the Notes (including the $0.20 floor and $0.75 ceiling price with respect to Notes issued at Election Closings) and the exercise price of the Warrants are subject to adjustment in the event of a stock dividend or split, reorganization, recapitalization or similar event.  Additionally, the conversion price of the Notes and the exercise price of the Warrants may be reduced in the event the Company issues securities at a price per share lower than the then current conversion price of the Notes.  The Notes are due and payable in cash at the aggregate principal value plus accrued interest 30 months from the date of issuance if not converted earlier by the Investors.

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

The net proceeds to the Company from the sale of 1,000 Units in the Financing and Subsequent Financing, after deducting for expenses, were approximately $844,000.  The Company intends to use the net proceeds to fund the development of AEOL 10150 and to fund ongoing operations of the Company.  Offering costs of the private placement were $156,000 and were allocated to the Notes and Warrants based upon their respective fair values.  The offering costs attributed to the Notes in the amount of $100,000 were capitalized as Debt Issuance Costs and are included in Prepaid and other current assets in the Condensed Consolidated Balance Sheet.  The Debt Issuance Costs are being amortized over the 30-month life of the Notes in the Financing.

As of December 31, 2008, the carrying value of the Notes was $396,000 and the redemption value was $1,000,000.  In connection with the Financing and the Subsequent Financings, the Company recorded a note discount in the amount of $365,000 based on the relative fair value of the warrants issued in connection with the Notes.  In addition, the Company determined that the Notes contained an embedded conversion feature with a computed value of $347,000 which was also recorded as a discount to the Notes.  The note discounts are being amortized to interest expense over the thirty-month term of the Notes.  The effective interest rate of the Note including the effect of the amortization of the embedded conversion feature and the note discount is 39.4 percent.

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

The remaining principal plus accrued interest will be due and payable in February 2009.  During the term of the note payable, Elan has the option to convert the note into shares of Series B Preferred Stock at a rate of $9.00 per share.  Upon the maturity of the note payable, Aeolus has the option to repay the note either in cash or in shares of Series B Stock and warrants having a then fair market value of the amount due; provided that the fair market value used for calculating the number of shares to be issued will not be less than $13.00 per share. As of December 31, 2008, the outstanding balance, including interest, on the note payable to Elan was $548,000.

Margin Loan with UBS Financial Services, Inc.

Aeolus has entered into a secured credit agreement (the “Margin Agreement”) with UBS Financial Services, Inc and subsequently drew $367,000 under the Margin Agreement.  The Margin Agreement bears interest at the per annum rate of LIBOR plus 0.25 percent.  The Company repaid the loan in full on January 2, 2009.

F.           Stockholders’ Equity

In connection with the SCN Financing (Note E), Aeolus issued warrants to purchase 2,000,000 shares at an exercise price of $0.50 per share with a five year term.  The fair value of the warrants issued on August 1, 2008 was estimated to be $282,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 128% risk free interest rate of 3.2%; and an expected life of five years.  The fair value of the warrants issued on September 4, 2008 was estimated to be $53,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 130% risk free interest rate of 3.0%; and an expected life of five years.    The fair value of the warrants issued on October 1, 2008 was estimated to be $93,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 133% risk free interest rate of 2.9%; and an expected life of five years.    The fair value of the warrants issued on November 3, 2008 was estimated to be $76,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 139% risk free interest rate of 2.7%; and an expected life of five years.    The fair value of the warrants issued on December 1, 2008 was estimated to be $75,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 138% risk free interest rate of 1.7%; and an expected life of five years.

In addition, as a result of the SCN Financing, the Company was required to lower the exercise price of 4,687,000 warrants previously issued in the November 2005 Financing and in the 2007 Financing to $0.35 per share, the conversion price of the Notes issued in the SCN Financing.   As a result of the change in the exercise price, these warrants were revalued resulting in an increase in the value of $118,000 which was charged to the statement of operations during the fourth quarter of fiscal year 2008.

As of December 31, 2008, warrants to purchase 15,988,668 shares of common stock were outstanding. Details of the warrants for common stock outstanding at December 31, 2008 were as follows:

Number of Shares	Exercise Price	Expiration Date
50,000	$ 0.35	May 2011
2,500,000	$ 0.35	November 2010
2,186,668	$ 0.35	May 2012
1,000,000	$ 0.50	August 2013
250,000	$ 0.50	September 2013
250,000	$ 0.50	October 2013
250,000	$ 0.50	November 2013
250,000	$ 0.50	December 2013
7,000,000	$ 0.75	June 2011
50,000	$ 1.00	May 2011
50,000	$ 1.50	May 2011
50,000	$ 2.00	May 2011
50,000	$ 2.50	May 2011
410,400	$ 2.50	April 2009
1,641,600	$ 4.00	April 2009
15,988,668	$ 0.99

G.         Stock-Based Compensation

Below is a summary of Aeolus stock option activity during the three-month period ended December 31, 2008:

	Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2008	4,235,281		$2.50	6.7 years	$46
Granted	194,000		$0.41
Exercised	---	$	---
Forfeited	---	$	---
Outstanding at December 31, 2008 (unaudited)	4,429,281		$2.40	6.6 years	$8
Exercisable at December 31, 2008 (unaudited)	4,081,114		$2.58	6.3 years	$4

For the three months ended December 31, 2008 and 2007, all stock options were issued with an exercise price at or above the fair market value of the Company’s common stock on the date of grant.

The details of stock options outstanding at December 31, 2008 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2008	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable at December 31, 2008	Weighted Average Exercise Price

$0.32 - 0.40	569,000	$0.36	9.6 years	220,833	$0.35
$0.44 - $0.60	526,050	$0.55	8.4 years	526,050	$0.55
$0.68 - $0.80	464,161	$0.75	7.5 years	464,161	$0.75
$0.81 - $0.90	780,085	$0.88	7.4 years	780,085	$0.88
$0.91 - $1.45	224,500	$1.04	7.3 years	224,500	$1.04
$1.50	1,256,015	$1.50	4.6 years	1,256,015	$1.50
$1.52 - $12.85	461,418	$4.24	5.1 years	461,418	$4.24
$14.50 - $31.88	99,253	$25.97	1.9 years	99,253	$25.97
$50.9375	2,999	$50.94	1.3 years	2,999	$50.94
$51.25	45,800	$51.25	1.3 years	45,800	$51.25
$0.32 - $51.25	4,429,281	$2.40	6.6 years	4,081,114	$2.58

Stock-based compensation expense recognized in the statement of operations is as follows (in thousands):

	For the three months December 31,
	2008	2007
Research and development expenses	$22	$20
General and administrative expenses	43	127
Total stock-based compensation expense	$65	$147

The total deferred compensation expense for outstanding and unvested stock options was $70,000 as of December 31, 2008.  The weighted average remaining recognition period for the total deferred compensation expense is four months. The fair value of the options associated with the above compensation expense was determined at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the three months December 31,
	2008	2007
Dividend yield	0%	0%
Expected volatility	200%– 201%	197%
Risk-free interest rate	2.6% - 3.8%	4.6%
Expected option life after shares are vested	10 years	10 years

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

I.           Subsequent Events

On January 2, 2009, the Company exercised its rights under the Put Option and sold its four auction rate securities for their par value of $525,000 to UBS and upon settlement of the trade the Company paid in full the UBS Margin Loan.  In addition, the Company settled its arbitration claim against UBS Financial Services, Inc.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

Unless otherwise noted, the terms “we,” “our” or “us” refer collectively to Aeolus Pharmaceuticals, Inc. and our wholly owned subsidiary, Aeolus Sciences, Inc.

This report contains, in addition to historical information, statements by us with respect to expectations about our business and future results which are “forward-looking” statements under the Private Securities Litigation Reform Act of 1995. These statements and other statements made elsewhere by us or by our representatives, which are identified or qualified by words such as “likely,” “will,” “suggests,” “expects,” “might,” “believe,” “could,” “should,” “may,” “estimates,” “potential,” “predict,” “continue,” “would,” “anticipates,” “plans,” or similar expressions, are based on a number of assumptions that are subject to risks and uncertainties. Such statements include, but are not limited to, those relating to Aeolus’ product candidates, as well as its proprietary technologies and uncertainties and other factors that may cause Aeolus’ actual results to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Important factors that could cause results to differ include risks associated with uncertainties of progress and timing of clinical trials, scientific testing, obtaining regulatory approval, the need to obtain funding for pre-clinical and clinical trails and operations, the scope and validity of intellectual property protection for Aeolus’ product candidates, proprietary technologies and their uses, new accounting and SEC requirements and competition from other biopharmaceutical companies. Certain of these factors and others are more fully described in Aeolus’ filings with the SEC, including, but not limited to, Aeolus’ Annual Report on Form 10-K for the fiscal year ended September 30, 2008. All forward-looking statements are based on information available as of the date hereof, and we do not assume any obligation to update such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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

Need for Additional Funds

We believe we have adequate financial resources to fund our operations into the third quarter of fiscal year 2009, but in order to fund on-going operating cash requirements beyond the third quarter of fiscal year 2009, or to accelerate or expand our programs, we will need to raise significant additional funds. Our need for additional financing is discussed under “Liquidity and Capital Resources.”

Results of Operations

Three months ended December 31, 2008 versus three months ended December 31, 2007

We had net losses attributable to common stockholders of $459,000 for the three months ended December 31, 2008, versus net losses attributable to common stockholders of $641,000 for the three months ended December 31, 2007.

Research and development (“R&D”) expenses decreased $129,000, or 51%, to $125,000 for the three months ended December 31, 2008 from $254,000 for the three months ended December 31, 2007.  R&D expenses were lower during the three months ended December 31, 2008 versus December 31, 2007 due to a decline in grant expenses. During the three months ended December 31, 2008, our development program was focused on the development of AEOL 10150 as a protective agent against chemical agents which were funded through grants from the National Institutes of Health CounterAct Program, whereas during the three months ended December 31, 2007 there were two studies underway which were funded by the Company in the amount of $110,000.

R&D expenses for our antioxidant program have totaled $34,636,000 from inception through December 31, 2008. Because of the uncertainty of our research and development and clinical studies, we are unable to predict the level of spending and the anticipated program completion date, if any.

General and administrative (“G&A”) expenses decreased $112,000, or 28%, to $283,000 for the three months ended December 31, 2008 from $395,000 for the three months ended December 31, 2007.  G&A expenses were lower during the three months ended December 31, 2008 versus December 31, 2007 due to a decline in stock based compensation expense and Board of Directors expense.   Stock compensation expense decreased by $84,000 as a result of the lower level of grant activity during the current quarter and an average lower valuation assigned to such grants in the current quarter when compared to the prior year quarter.  Board of Directors expense decreased by $34,000 as the Board of Directors adopted a stock based compensation plan in July 2008 whereas during the quarter ended December 31, 2007, the Board of Directors received cash and stock based compensation.

We incurred net interest expense of $100,000 for the three months ended December 31, 2008 compared to net interest income of $8,000 for the three months ended December 31, 2007.  The change reflects higher interest expense as a result of the issuance of the Senior Convertible Notes which bear interest at a rate of 7% as well as the related amortization of debt issuance costs and a note issuance discounts related to warrant issuances and beneficial conversion features.  Interest expense also increased as a result of a higher average balance of our note payable with Elan and the draws on our margin loan with UBS Financial Services, Inc.  Interest income on our investments also decreased due to a lower level of investable assets as well as a lower level of interest rates during the current quarter.

We recorded a gain of $49,000 related to the net increase in the market value of our trading securities during the three months ended December 31, 2008.

Liquidity and Capital Resources

We do not have any revenue and therefore we rely on investors, grants, collaborations and licensing of our compounds to finance our operations. At December 31, 2008, we had $169,000 of cash, a decrease of $230,000 from September 30, 2008. The decrease in cash was primarily due to the $408,000 loss from operations for the three months ended December 31, 2008.  We believe we have adequate financial resources to conduct operations into the third quarter of fiscal year 2009, but in order to fund on-going operating cash requirements beyond that point, or to further accelerate or expand our programs, we need to raise significant additional funds.

We incurred significant losses from operations of $408,000 and $2,517,000, and cash outflows from operations of $606,000 and $1,813,000, for the three months ended December 31, 2008 and for the fiscal year ended September 30, 2008, respectively. Our ongoing future cash requirements will depend on numerous factors, particularly the progress of our catalytic antioxidant program and clinical trials and our ability to negotiate and complete collaborative agreements or out-licensing arrangements. In order to help fund our on-going operating cash requirements, we intend to seek new collaborations for our antioxidant research program that include initial cash payments and on-going research support. In addition, we might sell additional shares of our stock and/or convertible debentures and explore other strategic and financial alternatives, including a merger with another company, the sale of stock and/or debt, the establishment of new collaborations for current research programs, that include initial cash payments and ongoing research support and the out-licensing of our compounds for development by a third party.

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

ITEM 3.                      Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk is presently limited to the interest rate sensitivity of our cash and cash equivalents, which is affected by changes in the general level of U.S. interest rates. However, we believe that we are not subject to any material market risk exposure and do not expect that changes in interest rates would have a material effect upon our financial position. A hypothetical 10% change in interest rates would not have a material effect on our Statement of Operations or Cash Flows for the three months ended December 31, 2008. We do not have any foreign currency or other derivative financial instruments. Our debt bears interest at a fixed rate.

ITEM 4.                      Controls and Procedures.

(a)                 As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer (the Company’s Principal Executive Officer) and Chief Financial Officer (the Company’s Principal Financial and Accounting Officer), of the effectiveness of the Company’s disclosure controls and procedures required by Exchange Act Rule 13a-15.  Based upon that evaluation, the Company’s Principal Executive Officer and Principal Financial and Accounting Officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2008 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms because of the material weakness discussed below.

As a result of the lack of segregation of duties, management has determined that a material weakness in internal control over financial reporting related to the segregation of duties existed as of December 31, 2008, and based on the criteria set forth by by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2008.

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

AEOLUS PHARMACEUTICALS, INC.

Date: February 6, 2009	By:	/s/ John L. McManus
John L. McManus President and Chief Executive Officer (Principal Executive Officer)

Date: February 6, 2009	By:	/s/ Michael P. McManus
Michael P. McManus Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)