Form 10-Q
period 2009-03-31
AEOLUS PHARMACEUTICALS, INC.
filed 2009-05-01
CIK 1261734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

X___	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009.

_____	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from _____ to _____.

Commission File Number
0-50481

AEOLUS PHARMACEUTICALS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	56-1953785
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

26361 Crown Valley Parkway #150 Mission Viejo, California	92691
(Address of Principal Executive Offices)	(Zip Code)

(Registrant’s Telephone Number, Including Area Code) 949-481-9825

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [   ]  Smaller reporting company [ X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2009
Common Stock, par value $.01 per share	37,467,855 shares

AEOLUS PHARMACEUTICALS, INC.
FORM 10-Q
For the Quarter Ended March 31, 2009

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

AEOLUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and per share data)

	March 31,	September 30,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,433	$399
Prepaids and other current assets	160	156
Total current assets	1,593	555

Marketable investments (Note D)	-	440
Other investments	125	125
Total assets	$1,718	$1,120

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$873	$991
Margin loan (Note E)	-	366
Current maturity of long-term note payable (Note E)	-	534
Total current liabilities	873	1,891

Senior convertible notes to related parties, net (redemption value of $1,000,000 and $625,000 as of March 31, 2009 and September 30, 2008, respectively (Note E))	457	266
Long-term note payable (Note E)	562	-
Total liabilities	1,892	2,157

Commitments and contingences (Note H)

Stockholders' deficit:
Preferred stock, $.01 par value per share, 10,000,000 shares authorized:
Series B nonredeemable convertible preferred stock, 600,000 shares authorized; 475,087 shares issued and outstanding at March 31,
2009 and September 30, 2008	5	5
Common stock, $.01 par value per share, 200,000,000 shares authorized;
37,467,855 shares issued and outstanding at March 31, 2009 and
31,952,749 shares issued and outstanding at September 30, 2008	375	320
Additional paid-in capital	159,470	157,573
Unrealized losses on investments, available for sale	-	(36)
Accumulated deficit	(160,024)	(158,899)
Total stockholders' deficit	(174)	(1,037)
Total liabilities and stockholders' deficit	$1,718	$1,120

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Revenue
Grant income	$-	$-	$-	$-

Costs and expenses:
Research and development	214	267	340	522
General and administrative	305	382	587	777
Total costs and expenses	519	649	927	1,299

Loss from operations	(519)	(649)	(927)	(1,299)
Interest income (expense), net	(108)	1	(208)	10
Other (expense) income, net	(38)	(49)	11	(49)

Net loss	$(665)	$(697)	$(1,124)	$(1,338)

Net loss per weighted share attributable to common stockholders:
Basic	$(0.02)	$(0.02)	$(0.04)	$(0.05)
Diluted	$(0.02)	$(0.02)	$(0.04)	$(0.05)

Weighted average common shares outstanding:
Basic	32,143	31,952	32,064	31,952
Diluted	35,000	31,952	34,733	31,952

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,124)	$(1,338)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash compensation	111	236
Change in fair value of trading securities	(49)	-
Noncash consulting expense	25	-
Noncash interest and financing costs	242	25
Other than temporary impairment charge	-	49
Change in assets and liabilities:
Prepaids and other assets	(14)	(34)
Accounts payable and accrued expenses	(118)	36)
Net cash used in operating activities	(927)	(1,026)

Cash flows from investing activities:
Sales (purchases) of marketable securities	525	(525)
Net cash provided by (used in) financing activities	525	(525)

Cash flows from financing activities:
Repayment of short term note payable	(368)	-
Proceeds from short term note payable	3	230
Proceeds from the issuance of common stock and warrants	1,500	-
Proceeds from issuance of Senior Convertible Notes	375	-
Costs related to the issuance of common stock and warrants	(74)	-
Net cash provided by financing activities	1,436	230

Net increase (decrease) in cash and cash equivalents	1,034	(1,321)
Cash and cash equivalents at beginning of period	399	1,727
Cash and cash equivalents at end of period	$1,433	$406

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

The “Company” or “Aeolus” refers collectively to Aeolus Pharmaceuticals, Inc., a Delaware corporation (“Aeolus”), and its wholly owned subsidiary, Aeolus Sciences, Inc., a Delaware corporation. As of March 31, 2009, Aeolus also owned a 35.0% interest in CPEC LLC, a Delaware limited liability company (“CPEC”). The Company’s primary operations are located in Mission Viejo, California.

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

New Accounting Pronouncements

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” This FSP applies to convertible debt instruments that may be settled in cash, or other assets, upon conversion and are not addressed by APB Opinion No. 14 “Accounting for Convertible Debt Instruments and Debt Issued with Stock Purchase Warrants.” If the embedded conversion option is required to be separately accounted for as a derivative, then such convertible debt instruments should be accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” and this FSP does not apply .This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. This FSP is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This Statement is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Board does not expect that this Statement will result in a change in current practice. The adoption of this Statement is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). Equity-linked instruments (or embedded features) that otherwise meet the definition of a derivative as outlined in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), are not accounted for as derivatives if certain criteria are met, one of which is that the instrument (or embedded feature) must be indexed to the entity’s own stock. EITF 07-5 provides guidance on how to determine if equity-linked instruments (or embedded features) such as warrants to purchase our stock and convertible notes are considered indexed to our stock. The Company will adopt EITF 07-5, effective October 1, 2009, and apply its provisions to outstanding instruments as of that date. The Company is evaluating the effect of adoption of EITF 07-5.

B.         Liquidity

The Company has incurred significant losses from operations of $927,000 and $2,517,000, and cash outflows from operations of $927,000 and $1,813,000, for the six months ended March 31, 2009 and for the fiscal year ended September 30, 2008, respectively. The Company expects to incur additional losses and negative cash flow from operations during the remainder of fiscal year 2009 and for several more years.

Management believes the Company has adequate financial resources to conduct operations into the first quarter of fiscal year 2010. This raises substantial doubt about our ability to continue as a going concern, which will be dependent on our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing and, ultimately, to achieve operating profits.

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

If the Company is unable to obtain additional financing to fund operations beyond the first quarter of fiscal year 2010, it will need to eliminate some or all of its activities, merge with another company, sell some or all of its assets to another company, or cease operations entirely. There can be no assurance that the Company will be able to obtain additional financing on favorable terms or at all, or that the Company will be able to merge with another Company or sell any or all of its assets.

C.         Net Loss Per Common Share

The Company computes basic net loss per weighted average share attributable to common stockholders using the weighted average number of shares of common stock outstanding during the period. The Company computes diluted net loss per weighted average share attributable to common stockholders using the weighted average number of shares of common and dilutive potential common shares outstanding during the period. Potential common shares consist of stock options, convertible debt, warrants and convertible preferred stock using the treasury stock method and are excluded if their effect is anti-dilutive.  Diluted weighted average common shares included incremental shares issuable upon conversion of the Senior Convertible Notes.  Diluted weighted average common shares excluded incremental shares of approximately 34,438,000 as of March 31, 2009 issuable upon the exercise or conversion of stock options to purchase common stock, convertible preferred stock, convertible debt and warrants to purchase common stock. These shares were excluded due to their antidilutive effect as a result of the Company’s net losses. Diluted weighted average common shares excluded incremental shares of approximately 18,437,000 as of March 31, 2008 issuable upon the exercise or conversion of stock options to purchase common stock, convertible preferred stock, convertible debt and warrants to purchase common stock. These shares were excluded due to their antidilutive effect as a result of the Company’s net losses.

D.           Investments

In fiscal year 2008, the Company invested in auction-rate securities with a par value of $525,000.  Liquidity for these securities has historically been provided by an auction process that resets the applicable interest rate at pre-determined intervals for up to 35 days.  In the past, the auction process has generally allowed investors to obtain immediate liquidity if so desired by selling the securities at their face amounts.  However, disruptions in the credit markets adversely affected the auction market for these types of securities.  From February 26, 2008 to January 2, 2009, all auctions scheduled with respect to the Company’s auction-rate securities failed to close.

In October 2008, the Company entered into an agreement (the “UBS Agreement”) with UBS Financial Services, Inc. (“UBS”) for which the Company received the right (“Put Option”) to sell all four of the auction rate securities back to UBS at par, at its sole discretion, anytime during the period from January 2, 2009 through January 4, 2011, and gave UBS the right to purchase these auction rate securities or sell them on the Company’s behalf at par anytime after the execution of the Agreement through January 4, 2011.  The Put Option is not transferable, tradable or marginable, and will not be listed or quoted on any securities exchange or any electronic communications network.  Since the UBS Agreement is a legally enforceable firm commitment, the Put Option was recognized as a financial asset at fair value in the financial statements, and accounted for separately from the associated securities as a noncurrent asset. Since we intended to and subsequently exercised the Put Option on January 2, 2009, we did not have the intent to hold the associated auction rate securities until recovery or maturity. Therefore, we classified these securities as trading pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”).  SFAS 115 requires changes in the fair value of these securities to be recorded in current period earnings. As a result of this transfer, the Company recognized in the Statement of Operations a change in market value of $65,000, reflecting a reversal of the related temporary valuation allowance that was previously recorded in other comprehensive loss.

Prior to entering into the UBS Agreement, we recorded the auction rate securities as investments available-for-sale.  We recorded unrealized gains and losses on the available-for-sale debt securities in accumulated other comprehensive income in the shareholders’ equity section of the balance sheets.  Such an unrealized loss did not reduce net income for the applicable accounting period.

The Company elected to measure the Put Option under the fair value option of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, recorded income of approximately $114,000 and recorded a corresponding long term investment during the first quarter of fiscal year 2009.

Following the reclassification of the auction rate securities to trading, we recorded an additional charge to the Statement of Operations of $16,000 to reduce the value of the auction rate securities, offset by the gain on the Put Option of $16,000.

On January 2, 2009, the Company exercised its rights under the Put Option and sold its four auction rate securities for their par value of $525,000 to UBS.

E.         Notes Payable

Senior Convertible Notes to Related Parties

On August 1, 2008, the Company entered into a Securities Purchase Agreement (the "SCN Purchase Agreement") with two accredited institutional investors  (the "Investors") pursuant to which the Company agreed to sell to the Investors units comprised of senior unsecured convertible notes of the Company (the "Notes"), in an aggregate principal amount of up to $5,000,000, which shall bear interest at a rate of 7% per year and mature on the 30-month anniversary of their date of issuance, and warrants to purchase up to an aggregate of 10,000,000 additional shares of Common Stock (the "Warrant Shares"), each with an initial exercise price of $0.50 per share, subject to adjustment pursuant to the warrants (the "Warrants") (collectively the “SCN Financing”). Each unit (collectively, the "Units") is comprised of $1,000 in Note principal and Warrants to purchase up to 2,000 shares of the Company's common stock, par value $0.01 per share (the "Common Stock"), and has a purchase price of $1,000.

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

The Notes issued in the Financing and the Subsequent Financings have an initial conversion price of $0.35 per share, subject to adjustment pursuant to the Notes.  In addition, the Investors have the option to purchase up to an additional 4,000 Units, in one or more closings (each, an "Election Closing"), and at their sole option at any time on or before December 31, 2013.  The additional Units sold at an Election Closing would also be sold by the Company at a purchase price of $1,000 per Unit, except that the initial conversion price of the Notes issued in an Election Closing will equal the volume weighted average closing sale price for the Common Stock for the sixty consecutive trading day period ending on the trading day immediately preceding such Election Closing, provided that such initial conversion price may not be less than $0.20 per share or greater than $0.75 per share, in each case subject to adjustment pursuant to the Note.

The Notes will be convertible, at the Investors' sole election, into shares of Common Stock at any time and from time to time.  As of March 31, 2009, the Notes would be convertible into 2,857,000 shares of Common Stock with a fair value of $943,000.  The conversion price of the Notes (including the $0.20 floor and $0.75 ceiling price with respect to Notes issued at Election Closings) and the exercise price of the Warrants are subject to adjustment in the event of a stock dividend or split, reorganization, recapitalization or similar event.  Additionally, the exercise price of the Warrants may be reduced in the event the Company issues securities at a price per share lower than the then current exercise price of the Warrants.  The Notes are due and payable in cash at the aggregate principal value plus accrued interest 30 months from the date of issuance if not converted earlier by the Investors.

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

The net proceeds to the Company from the sale of 1,000 Units in the Financing and Subsequent Financing, after deducting for expenses, were approximately $844,000.  The Company used the net proceeds to fund the development of AEOL 10150 and to fund ongoing operations of the Company.  Offering costs of the private placement were $156,000 and were allocated to the Notes and Warrants based upon their respective fair values.  The offering costs attributed to the Notes in the amount of $100,000 were capitalized as Debt Issuance Costs and are included in Prepaid and other current assets in the Condensed Consolidated Balance Sheet.  The Debt Issuance Costs are being amortized over the 30-month life of the Notes in the Financing.

As of March 31, 2009, the carrying value of the Notes was $457,000 and the redemption value was $1,000,000.  In connection with the Financing and the Subsequent Financings, the Company recorded a note discount in the amount of $365,000 based on the relative fair value of the warrants issued in connection with the Notes.  In addition, the Company determined that the Notes contained an embedded beneficial conversion feature with a computed value of $347,000 which was also recorded as a discount to the Notes.  The note discounts are being amortized to interest expense over the thirty-month term of the Notes.  The effective interest rate of the Note including the effect of the amortization of the embedded conversion feature and the note discount is 39.4 percent.

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

Affiliates of Xmark Opportunity Partners, LLC are the sole investors in the SCN Financing. Together with its affiliates, Xmark Opportunity Partners, LLC beneficially owned approximately 52% of the Company's outstanding common stock prior to the SCN Financing. Xmark Opportunity Partners, LLC is the sole manager of Goodnow Capital, L.L.C. and possesses sole power to vote and direct the disposition of all securities of the Company held by Goodnow. Goodnow has the right to designate up to two directors for election to the Company's Board of Directors pursuant to the terms of a purchase agreement between Goodnow and the Company. David C. Cavalier, a current director of the Company, is President of Goodnow.  The transaction was evaluated by Management and the Board of Directors for fairness to ensure the terms were reasonable given the related party nature of the SCN Financing by providing an option for non-related party investors to participate in the transaction.

Elan Note Payable

In August 2002, Aeolus borrowed from Elan Corporation, plc. (“Elan”) $638,000.  The note payable accrued interest at 10% compounded semi-annually. The note was convertible at the option of Elan into shares of the Company’s Series B non-voting convertible preferred stock (“Series B Stock”) at a rate of $43.27 per share. The original note matured on December 21, 2006.  However, in February 2007, the Company and Elan terminated the note, the Company paid $300,000 in cash to Elan,  Elan forgave $225,000 of the note payable and Elan and the Company entered into a new two-year note payable in the amount of $453,000 under substantially the same terms as the original note.  In February 2009, the Company and Elan agreed to amend the note payable to extend the maturity date of the convertible promissory note from February 7, 2009 to February 7, 2011 and increased the interest rate of the convertible promissory note from 10% to 11% effective February 7, 2009. As of the date of the Amendment, an aggregate of $553,000 in principal and interest was outstanding under the convertible promissory note. In the event of an event of default under the convertible promissory note, Elan may demand immediate payment of all amounts outstanding under the note. For purposes of the note, an event of default includes, among other items, a default in the payment of the note principal or interest when due and payable, an uncured breach by the Company of its obligations to Elan pursuant the agreements under which the convertible promissory note was issued, an inability of the Company to pay its debts in the normal course of business, the cessation of business activities by the Company (other than as a result of a merger or consolidation with a third party) without Elan’s prior written consent and the appointment of a liquidator, receiver, administrator, examiner, trustee or similar officer of the Company or over all or substantially all of its assets under the law.

During the term of the note payable, Elan has the option to convert the note into shares of Series B Preferred Stock at a rate of $9.00 per share.  Upon the maturity of the note payable, Aeolus has the option to repay the note either in cash or in shares of Series B Stock and warrants having a then fair market value of the amount due; provided that the fair market value used for calculating the number of shares to be issued will not be less than $13.00 per share. As of March 31, 2009, the outstanding balance, including interest, on the note payable to Elan was $562,000.

Margin Loan with UBS

During fiscal year 2008, Aeolus entered into a secured credit agreement (the “Margin Agreement”) with UBS and subsequently drew $367,000 under the Margin Agreement.  The Margin Agreement bears interest at the per annum rate of LIBOR plus 0.25 percent.  The Company repaid the loan in full on January 2, 2009.

F.           Stockholders’ Deficit

Common Stock

On March 30, 2009, Aeolus entered into a Securities Purchase Agreement (the "Purchase Agreement") with two accredited institutional investors  (the "March 2009 Investors") pursuant to which the Company sold and issued to the March 2009 Investors in a private placement an aggregate of 5,357,143 units (the “March 2009 Units”), comprised of an aggregate of 5,357,143 shares of Common Stock of the Company (the “Shares”) and warrants to purchase up to an aggregate of 13,392,857 additional shares of Common Stock (the “March 2009 Warrants”), with an initial exercise price of $0.35 per share, subject to adjustment pursuant to the March 2009 Warrants, with each March 2009 Unit representing one share of Common Stock and a March 2009 Warrant to purchase two-and-one-half shares of Common Stock, at a purchase price of $0.28 per March 2009 Unit for aggregate gross proceeds of $1,500,000 (collectively, the “ March 2009 Financing”).  The March 2009 Warrants are exercisable for a five year period from their date of issuance; contain a “cashless exercise” feature that allows the holder to exercise the March 2009 Warrants without a cash payment to the Company under certain circumstances; contain a dividend participation right which allows the holder to receive any cash dividends paid on the Common Stock without exercising the March 2009 Warrant and contain a provision that provides for the reduction of the exercise price to $0.01 in the event of any such payment of cash dividends by the Company; and contain standard anti-dilution provisions that provide for the adjustment of the exercise price and the number of shares of common stock that can be purchased in the event of a financing at a price per share below the exercise price, a stock dividend or split, dividend payment or other issuance, reorganization, recapitalization or similar event.

The fair value of the March 2009 Warrants was estimated to be $4,129,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; risk free interest rate of 1.7%; expected volatility of 164%; and an expected life of five years.

In connection with the March 2009 Financing, the Company also entered into a Registration Rights Agreement (the “Rights Agreement”) with the March 2009 Investors.  Pursuant to the Rights Agreement, the Company agreed to file one or more registration statements (collectively, the “Registration Statements”) with the Securities and Exchange Commission (the “SEC”) covering the resale of the Shares and all shares of common stock issuable upon exercise of the March 2009 Warrants (together with the Shares, the “Registrable Securities”) upon demand of the holders of a majority of the Registrable Securities  (a “Demand Registration”).  Such holders have the right to two (2) Demand Registrations; provided, however, that the Company is not obligated to effect more than one (1) Demand Registration within any period of 12 consecutive months, subject to certain exceptions.  In the event the holders exercise their right to a Demand Registration, the Company has agreed to file a Registration Statement to register the resale of the Registrable Securities within a certain numbers of days after the request and to use commercially reasonable efforts to cause the Registration Statement to be declared effective by the SEC as soon as practicable after the filing thereof.  The Company also agreed to use its commercially reasonable efforts to keep the Registration Statements effective for a specified period.

Offering costs of the private placement were $74,000 resulting in net proceeds to the Company from the March 2009 Financing, after deducting for expenses, of approximately $1.4 million. The Company intends to use the net proceeds from the March 2009 Financing to finance the development of AEOL 10150 and to fund ongoing operations of the Company.

Affiliates of Xmark Opportunity Partners, LLC are the sole investors in the Financing. Together with its affiliates, Xmark Opportunity Partners, LLC beneficially owned approximately 57% of the Company's outstanding common stock prior to the March 2009 Financing.

Warrants

As a result of the March 2009 Financing, the Company was required to lower the exercise price of 4,687,000 warrants previously issued in November 2005 and May 2007 to $0.28 per share, the purchase price of the March 2009 Units issued in the March 2009 Financing.   As a result of the change in the exercise price, these warrants were revalued resulting in an increase in the value of $38,000 which was charged to the statement of operations.

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

As of March 31, 2009, warrants to purchase 29,381,525 shares of common stock were outstanding. Details of the warrants for common stock outstanding at March 31, 2009 were as follows:

Number of Shares	Exercise Price	Expiration Date
2,500,000	$ 0.28	November 2010
2,186,668	$ 0.28	May 2012
13,392,857	$ 0.35	March 2014
50,000	$ 0.50	May 2011
1,000,000	$ 0.50	August 2013
250,000	$ 0.50	September 2013
250,000	$ 0.50	October 2013
250,000	$ 0.50	November 2013
250,000	$ 0.50	December 2013
7,000,000	$ 0.75	June 2011
50,000	$ 1.00	May 2011
50,000	$ 1.50	May 2011
50,000	$ 2.00	May 2011
50,000	$ 2.50	May 2011
410,400	$ 2.50	April 2009
1,641,600	$ 4.00	April 2009
29,381,525	$ 0.69

G.         Stock-Based Compensation

Below is a summary of Aeolus stock option activity during the six-month period ended March 31, 2009:

	Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2008	4,235,281		$2.50	6.7 years	$46
Granted	284,000		$0.38
Exercised	---	$	---
Forfeited	---	$	---
Outstanding at March 31, 2009 (unaudited)	4,519,281		$2.37	6.4 years	$3
Exercisable at March 31, 2009 (unaudited)	4,208,885		$2.52	6.2 years	$2

For the six months ended March 31, 2009 and 2008, all stock options were issued with an exercise price at or above the fair market value of the Company’s common stock on the date of grant.

The details of stock options outstanding at March 31, 2009 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2009	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable at March 31, 2009	Weighted Average Exercise Price

$0.29 - 0.40	659,000	$0.35	9.4 years	348,604	$0.35
$0.44 - $0.60	526,050	$0.55	8.2 years	526,050	$0.55
$0.68 - $0.80	464,161	$0.75	7.3 years	464,161	$0.75
$0.81 - $0.90	780,085	$0.88	7.1 years	780,085	$0.88
$0.91 - $1.45	224,500	$1.04	7.1 years	224,500	$1.04
$1.50	1,256,015	$1.50	4.3 years	1,256,015	$1.50
$1.52 - $12.85	461,418	$4.24	4.8 years	461,418	$4.24
$14.50 - $31.88	99,253	$25.97	1.6 years	99,253	$25.97
$50.9375	2,999	$50.94	1.0 years	2,999	$50.94
$51.25	45,800	$51.25	1.0 years	45,800	$51.25
$0.29 - $51.25	4,519,281	$2.37	6.4 years	4,208,885	$2.52

Stock-based compensation expense recognized in the statement of operations is as follows (in thousands):

	For the six months March 31,
	2009	2008
Research and development expenses	$23	$36
General and administrative expenses	88	200
Total stock-based compensation expense	$111	$236

The total deferred compensation expense for outstanding and unvested stock options was $54,000 as of March 31, 2009.  The weighted average remaining recognition period for the total deferred compensation expense is four months. The fair value of the options associated with the above compensation expense for the six months ended March 31, 2009 and 2008, was determined at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the six months March 31,
	2009	2008
Dividend yield	0%	0%
Expected volatility	200% - 209%	197%
Risk-free interest rate	2.6% - 3.8%	3.8% - 4.6%
Expected option life after shares are vested	10 years	10 years

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

Need for Additional Funds

We believe we have adequate financial resources to fund our operations into the first quarter of fiscal year 2010, but in order to fund on-going operating cash requirements beyond the first quarter of fiscal year 2010, or to accelerate or expand our programs, we will need to raise significant additional funds. Our need for additional financing is discussed under “Liquidity and Capital Resources.”

Results of Operations

Three months ended March 31, 2009 versus three months ended March 31, 2008

We had a net loss of $665,000 for the three months ended March 31, 2009 versus a net loss of $697,000 for the three months ended March 31, 2008.

Research and development (“R&D”) expenses decreased $53,000, or 20%, to $214,000 for the three months ended March 31, 2009 from $267,000 for the three months ended March 31, 2008.  The lower level of R&D expenses during the current quarter is a result of a decline in manufacturing expenses offset by an increase in outside development expenses.  During the three months ended March 31, 2008, we were in the process of manufacturing small quantities of our drug candidates to support our development program whereas during the current quarter we had no manufacturing underway and were running only stability studies on existing drug supplies resulting in a decrease of $74,000 in manufacturing expenses. Offsetting this decline was an increase of $17,000 in outside research expenses during the current quarter as we expanded our research of AEOL 10150.

R&D expenses for our antioxidant program have totaled $34,850,000 from inception through March 31, 2009.  Because of the uncertainty of our research and development and clinical studies, we are unable to predict the level of spending and the anticipated program completion date, if any.

General and administrative (“G&A”) expenses decreased $77,000, or 20%, to $305,000 for the three months ended March 31, 2009 from $382,000 for the three months ended March 31, 2008.  G&A expenses were lower during the three months ended March 31, 2009 versus March 31, 2008 due to a decline in stock based compensation expense, Board of Directors expense and legal fees.   Stock compensation expense decreased by $28,000 as a result of a lower valuation assigned to our stock option grants in the current quarter when compared to the prior year quarter.  Board of Directors expense decreased by $34,000 as the Board of Directors adopted a stock based compensation plan in July 2008 whereas during the quarter ended March 31, 2008, the Board of Directors received cash and stock based compensation. Legal fees declined by $33,000 due to management’s continued efforts to reduce costs by performing regulatory and compliance activities in-house.

We incurred net interest expense of $108,000 for the three months ended March 31, 2009 compared to net interest income of $1,000 for the three months ended March 31, 2008.  The change reflects higher interest expense as a result of the issuance of the Senior Convertible Notes which bear interest at a rate of 7% as well as the related amortization of debt issuance costs and note issuance discounts related to warrant issuances and beneficial conversion features.  Interest expense also increased as a result of a higher average balance of our note payable with Elan.  Interest income on our investments also decreased due to a lower level of investable assets as well as a lower level of interest rates during the current quarter.

During the three months ended March 31, 2009 and as a result of our March 2009 Financing, we were required to lower the exercise price of 4,687,000 warrants previously issued in November 2005 and May 2007 to $0.28 per share, the purchase price of the March 2009 Units issued on March 30, 2009.  As a result of the change in the exercise price, these warrants were revalued resulting in an increase in the value of $38,000 which was charged to the statement of operations.

During the three months ended March 31, 2008, we recorded an “other-than-temporary” impairment charge of $49,000 based upon reduced market values of our auction-rate securities as determined based upon investment statements as of March 31, 2008 received from UBS Financial Services, Inc.

Six months ended March 31, 2009 versus six months ended March 31, 2008

We had a net loss of $1,124,000 for the six months ended March 31, 2009, versus a net loss of $1,338,000 for the six months ended March 31, 2008.

R&D expenses decreased $182,000, or 35%, to $340,000 for the six months ended March 31, 2009 from $522,000 for the six months ended March 31, 2008.   The lower level of R&D expenses during the current period reflects a lower amount of manufacturing and outside development expenses.  During the six months ended March 31, 2008, we were in the process of manufacturing small quantities of our drug candidates to support our development program whereas during the current year we had no manufacturing underway and were only running stability studies on existing drug supplies resulting in a decrease of $77,000 in manufacturing expenses.  Outside research expenses also declined during the current period as more of the Company’s research programs were funded by external grants during the current six month period.  During the six months ended March 31, 2009, outside research expenses were $98,000 compared to $212,000 during the six months ended March 31, 2008.

G&A expenses decreased $190,000, or 24%, to $587,000 for the six months ended March 31, 2009 from $777,000 for the six months ended March 31, 2008.  G&A expenses were lower during the six months ended March 31, 2009 versus the six months ended March 31, 2008 due to a decline in stock based compensation expense, Board of Directors expense and legal fees offset by an increase in consulting expenses.   Stock compensation expense decreased by $112,000 as a result of a lower valuation assigned to our stock option grants in the current period when compared to the prior year period.  Board of Directors expense decreased by $68,000 as the Board of Directors adopted a stock based compensation plan in July 2008 whereas during the six months ended March 31, 2008, the Board of Directors received cash and stock based compensation.  Legal fees declined by $54,000 due to management’s continued efforts to reduce costs by performing regulatory and compliance activities in-house.  Offsetting these declines was an increase in consulting fees related to the engagement of a consultant to assist the Company in strategic activities.

We incurred net interest expense of $208,000 for the six months ended March 31, 2009 compared to net interest income of $10,000 for the six months ended March 31, 2008.  The change reflects higher interest expense as a result of the issuance of our Senior Convertible Notes as well as the related amortization of debt issuance costs and note issuance discounts.  Interest expense also increased as a result of a higher average balance of our note payable with Elan and interest on our margin loan with UBS Financial Services, Inc. which was outstanding during the first quarter of fiscal year 2009.  Interest income on our investments also decreased due to a lower level of investable assets as well as a lower level of interest rates during the current year period.

During the three months ended March 31, 2009 as a result of our March 2009 Financing, we were required to lower the exercise price of 4,687,000 warrants previously issued in November 2005 and May 2007 to $0.28 per share, the purchase price of the March 2009 Units issued on March 30, 2009.  As a result of the change in the exercise price, these warrants were revalued resulting in an increase in the value of $38,000 which was charged to the statement of operations.

We recorded a gain of $49,000 related to the net increase in the market value of our trading securities during the six months ended March 31, 2009.  While during the six months ended March 31, 2008, we recorded an “other-than-temporary” impairment charge of $49,000 based upon reduced market values of our auction-rate securities.

Liquidity and Capital Resources

We do not have any revenue and therefore we rely on investors, grants, collaborations and licensing of our compounds to finance our operations. At March 31, 2009, we had $1,433,000 of cash, an increase of $1,034,000 from September 30, 2008. The increase in cash was primarily due to the March 2009 Financing and the SCN Financing which generated net proceeds of $1.8 million offset by our $927,000 loss from operations for the six months ended March 31, 2009.  We believe we have adequate financial resources to conduct operations into the first quarter of fiscal year 2010, but in order to fund on-going operating cash requirements beyond that point, or to further accelerate or expand our programs, we need to raise significant additional funds.

We incurred significant losses from operations of $927,000 and $2,517,000, and cash outflows from operations of $927,000 and $1,813,000, for the six months ended March 31, 2009 and for the fiscal year ended September 30, 2008, respectively. Our ongoing future cash requirements will depend on numerous factors, particularly the progress of our catalytic antioxidant program and clinical trials and our ability to negotiate and complete collaborative agreements or out-licensing arrangements. In order to help fund our on-going operating cash requirements, we intend to seek new collaborations for our antioxidant research program that include initial cash payments and on-going research support. In addition, we might sell additional shares of our stock and explore other strategic and financial alternatives, including a merger with another company, the sale of stock, the establishment of new collaborations for current research programs, that include initial cash payments and ongoing research support and the out-licensing of our compounds for development by a third party.

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

ITEM 3.                      Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk is presently limited to the interest rate sensitivity of our cash and cash equivalents, which is affected by changes in the general level of U.S. interest rates. However, we believe that we are not subject to any material market risk exposure and do not expect that changes in interest rates would have a material effect upon our financial position. A hypothetical 10% change in interest rates would not have a material effect on our Statement of Operations or Cash Flows for the three and six months ended March 31, 2009. We do not have any foreign currency or other derivative financial instruments. Our debt bears interest at a fixed rate.

ITEM 4T.                                Controls and Procedures.

(a)                 As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer (the Company’s Principal Executive Officer) and Chief Financial Officer (the Company’s Principal Financial and Accounting Officer), of the effectiveness of the Company’s disclosure controls and procedures required by Exchange Act Rule 13a-15.  Based upon that evaluation, the Company’s Principal Executive Officer and Principal Financial and Accounting Officer have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2009 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms because of the material weakness discussed below.

As a result of the lack of segregation of duties, management has determined that a material weakness in internal control over financial reporting related to the segregation of duties existed as of March 31, 2009, and based on the criteria set forth by by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2009.

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

None.

ITEM 1A.                      Risk Factors.

None.

ITEM 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

The following list sets forth information regarding all unregistered securities sold by the registrant since December 31, 2008:

(1)           On March 30, 2009, the registrant sold and issued to two accredited investors an aggregate of 5,357,143 units, comprised of an aggregate of 5,357,143 shares of Common Stock of the Company and warrants to purchase up to an aggregate of 13,392,857 additional shares of Common Stock, with an initial exercise price of $0.35 per share, subject to adjustment to the warrant agreement, with each unit representing one share of Common Stock and a warrant to purchase two-and-one-half shares of Common Stock, at a purchase price of $0.28 per unit for aggregate gross proceeds of $1,500,000.  This transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

(2)           On January 31, 2009, the registrant issued to two accredited investors an aggregate of 79,838 shares of its Common Stock for payment of interest in accordance with the terms of the Senior Convertible Notes.  This transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.                      Defaults Upon Senior Securities.

None.

ITEM 4.                      Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders of Aeolus Pharmaceuticals was held on March 26, 2009.  The following is a brief description of each matter voted upon at the meeting and the number of affirmative votes and the number of negative votes cast with respect to each matter.

(a)
The stockholders elected the following persons as directors of Aeolus Pharmaceuticals:  David C. Cavalier, John M. Farah, Jr., Joseph J. Krivulka, Amit Kumar, Michael E. Lewis, Chris A. Rallis and Peter D. Suzdak,  The votes for and against (withheld) each nominee were as follows:

Nominee	Votes For	Votes Withheld	Votes Abstained
David C. Cavalier	29,130,357	72,769	0
John M. Farah, Jr., Ph.D.	29,130,558	72,568	0
Joseph J. Krivulka	29,181,043	22,083	0
Amit Kumar, Ph.D.	29,130,093	73,033	0
Michael E. Lewis, Ph.D.	29,181,043	22.083	0
Chris A. Rallis	29,130,598	72,528	0
Peter D. Suzdak, Ph.D.	28,181.043	22.083	0

(b)
The stockholders approved the amendment of the Company’s Amended and Restated Certificate of Incorporation to increase the authorized number of shares of Common Stock of Aeolus from 150,000,000 shares to 200,000,000 shares, with 29,058,765 shares voting for approval, 143,511 shares voting against and 850 shares abstained.

(c)
The stockholders approved the appointment by the Audit Committee of the Board of Directors of Haskell & White LLP as the Company’s independent public accountants to audit the Company’s financial statements for fiscal 2009, with 29,110,246 shares voting for approval, 91,011 shares voting against and 1,868 shares abstained.

ITEM 5.                      Other Information.

None.

ITEM 6.                      Exhibits

Exhibit #	Description

4.1
Registration Rights Agreement dated March 30, 2009 by and among the Company and the investors whose names appear on the signature pages thereof (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K dated March 30, 2009).

10.1
Securities Purchase Agreement dated March 30, 2009 by and among the Company and the investors whose names appear on the signature pages thereof (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated March 30, 2009).

10.2	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K dated March 30, 2009).

10.3
Amendment No. 2 dated March 30, 2009 to the Securities Purchase Agreement dated August 1, 2008, as amended by Amendment No. 1 thereto, dated August 4, 2008, by and among the Company and the investors whose names appear on the signature pages thereof (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K dated March 30, 2009).

10.4
Amendment No. 1 To Convertible Promissory Note dated February 7, 2009 by and between Aeolus Pharmaceuticals, Inc. and Elan Pharma International Limited (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated February 7, 2009).

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

AEOLUS PHARMACEUTICALS, INC.

Date: May 1, 2009	By:	/s/ John L. McManus
John L. McManus President and Chief Executive Officer (Principal Executive Officer)

Date: May 1, 2009	By:	/s/ Michael P. McManus
Michael P. McManus Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)