Form 10-Q
period 2009-06-30
AEOLUS PHARMACEUTICALS, INC.
filed 2009-07-31
CIK 1261734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

X__	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009.

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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [   ]  Smaller reporting company [ X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 30, 2009
Common Stock, par value $.01 per share	37,467,855 shares

AEOLUS PHARMACEUTICALS, INC.
FORM 10-Q
For the Quarter Ended June 30, 2009

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

AEOLUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and per share data)

	June 30,	September 30,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,179	$399
Prepaids and other current assets	122	156
Total current assets	1,301	555

Marketable investments (Note D)	-	440
Other investments	32	125
Total assets	$1,333	$1,120

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$744	$991
Margin loan (Note E)	-	366
Current maturity of long-term note payable (Note E)	-	534
Total current liabilities	744	1,891

Senior convertible notes to related parties, net (redemption value of $1,000,000 and $625,000 as of June 30, 2009 and September 30, 2008, respectively (Note E))	546	266
Long-term note payable (Note E)	578	-
Total liabilities	1,868	2,157

Commitments and contingences (Note H)

Stockholders' deficit:
Preferred stock, $.01 par value per share, 10,000,000 shares authorized:
Series B nonredeemable convertible preferred stock, 600,000 shares authorized; 475,087 shares issued and outstanding at June 30,
2009 and September 30, 2008	5	5
Common stock, $.01 par value per share, 200,000,000 shares authorized;
37,467,855 shares issued and outstanding at June 30, 2009 and
31,952,749 shares issued and outstanding at September 30, 2008	375	320
Additional paid-in capital	159,535	157,573
Unrealized losses on investments, available for sale	-	(36)
Accumulated deficit	(160,450)	(158,899)
Total stockholders' deficit	(535)	(1,037)
Total liabilities and stockholders' deficit	$1,333	$1,120

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue
Grant income	$-	$-	$-	$-

Costs and expenses:
Research and development	130	210	469	732
General and administrative	315	360	903	1,138
Total costs and expenses	445	570	1,372	1,870

Loss from operations	(445)	(570)	(1,372)	(1,870)
Interest income (expense), net	(114)	(10)	(322)	1
Other (expense) income, net	133	-	144	(49)

Net loss	$(426)	$(580)	$(1,550)	$(1,918)

Net loss per weighted share attributable to common stockholders:
Basic and Diluted	$(0.01)	$(0.02)	$(0.05)	$(0.06)

Weighted average common shares outstanding:
Basic and Diluted	37,468	31,952	33,865	31,952

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,550)	$(1,918)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash compensation	193	272
Change in fair value of trading securities	(49)	-
Noncash consulting expense	25	-
Noncash interest and financing costs	366	40
Other than temporary impairment charge	-	49
Gain on sale of investments	(133)	-
Change in assets and liabilities:
Prepaids and other assets	5	5
Accounts payable and accrued expenses	(247)	169
Net cash used in operating activities	(1,390)	(1,383)

Cash flows from investing activities:
Sales (purchases) of marketable securities and investments	751	(525)
Net cash provided by (used in) financing activities	751	(525)

Cash flows from financing activities:
Repayment of short term note payable	(368)	(6)
Proceeds from short term note payable	3	368
Proceeds from the issuance of common stock and warrants	1,500	-
Proceeds from issuance of Senior Convertible Notes	375	-
Costs related to the issuance of common stock and warrants	(91)	-
Net cash provided by financing activities	1,419	362

Net increase (decrease) in cash and cash equivalents	780	(1,546)
Cash and cash equivalents at beginning of period	399	1,727
Cash and cash equivalents at end of period	$1,179	$181

The accompanying notes are integral part of these unaudited condensed consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.         Organization and Business and Basis of Presentation

Aeolus Pharmaceuticals, Inc. is biopharmaceutical company that is developing a new class of catalytic antioxidant compounds for diseases and disorders of the central nervous system, respiratory system, autoimmune system and oncology.  The Company’s initial target indications are a countermeasure for exposure to radiation,  mustard gas and chlorine gas, and an adjunct to cancer radiation therapy and a treatment for amyotrophic lateral sclerosis, also known as “ALS” or “Lou Gehrig’s disease.”  The Company has reported positive safety results from two Phase I clinical trials of AEOL 10150, our lead drug candidate, with no serious adverse events noted.  However, further development of AEOL 10150 for the treatment of ALS and cancer radiation therapy, if any, will be dependent upon future specific financing for this development or a partnership and the results of our ongoing studies of AEOL 10150 as a countermeasure for mustard gas, chlorine gas and radiation exposure.

The “Company” or “Aeolus” refers collectively to Aeolus Pharmaceuticals, Inc., a Delaware corporation (“Aeolus”), and its wholly owned subsidiary, Aeolus Sciences, Inc., a Delaware corporation. As of June 30, 2009, Aeolus also owned a 35.0% interest in CPEC LLC, a Delaware limited liability company (“CPEC”). The Company’s primary operations are located in Mission Viejo, California.

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

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. SFAS 168 also replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” given that once in effect, the Codification will carry the same level of authority. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statement footnote disclosures.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (“subsequent events”). More specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. SFAS 165 provides largely the same guidance on subsequent events which previously existed only in auditing literature. SFAS 165 is effective for financial statements issued for interim periods ending after June 15, 2009.  The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements.

In April 2009, the FASB issued the FASB Staff Position on FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments in interim reporting periods of publicly-traded companies that were previously only required to be disclosed in annual financial statements. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statement footnote disclosures.

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

B.         Liquidity

The Company has incurred significant losses from operations of $1,372,000 and $2,517,000, and cash outflows from operations of $1,390,000 and $1,813,000, for the nine months ended June 30, 2009 and for the fiscal year ended September 30, 2008, respectively. The Company expects to incur additional losses and negative cash flow from operations during the remainder of fiscal year 2009 and for several more years.

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

C.         Net Loss Per Common Share

The Company computes basic net loss per weighted average share attributable to common stockholders using the weighted average number of shares of common stock outstanding during the period. The Company computes diluted net loss per weighted average share attributable to common stockholders using the weighted average number of shares of common and dilutive potential common shares outstanding during the period. Potential common shares consist of stock options, convertible debt, warrants and convertible preferred stock using the treasury stock method and are excluded if their effect is anti-dilutive.  Diluted weighted average common shares excluded incremental shares of approximately 36,585,000 as of June 30, 2009 issuable upon the exercise or conversion of stock options to purchase common stock, convertible preferred stock, convertible debt and warrants to purchase common stock. These shares were excluded due to their antidilutive effect as a result of the Company’s net losses.  Diluted weighted average common shares excluded incremental shares of approximately 18,439,000 as of June 30, 2008 issuable upon the exercise or conversion of stock options to purchase common stock, convertible preferred stock, convertible debt and warrants to purchase common stock. These shares were excluded due to their antidilutive effect as a result of the Company’s net losses.

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

In October 2008, the Company entered into an agreement (the “UBS Agreement”) with UBS Financial Services, Inc. (“UBS”) for which the Company received the right (“Put Option”) to sell all four of the auction rate securities back to UBS at par, at its sole discretion, anytime during the period from January 2, 2009 through January 4, 2011, and gave UBS the right to purchase these auction rate securities or sell them on the Company’s behalf at par anytime after the execution of the Agreement through January 4, 2011.  The Put Option is not transferable, tradable or marginable, and will not be listed or quoted on any securities exchange or any electronic communications network.  Since the UBS Agreement is a legally enforceable firm commitment, the Put Option was recognized as a financial asset at fair value in the financial statements, and accounted for separately from the associated securities as a noncurrent asset. Since the Company intended to and subsequently exercised the Put Option on January 2, 2009, the Company did not have the intent to hold the associated auction rate securities until recovery or maturity. Therefore, the Company classified these securities as trading pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”).  SFAS 115 requires changes in the fair value of these securities to be recorded in current period earnings.  As a result of this transfer, the Company recognized in the Statement of Operations a change in market value of $65,000, reflecting a reversal of the related temporary valuation allowance that was previously recorded in other comprehensive loss.

Prior to entering into the UBS Agreement, the Company recorded the auction rate securities as investments available-for-sale.  The Company recorded unrealized gains and losses on the available-for-sale debt securities in accumulated other comprehensive income in the shareholders’ equity section of the balance sheets.  Such an unrealized loss did not reduce net income for the applicable accounting period.

The Company elected to measure the Put Option under the fair value option of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, recorded income of approximately $114,000 and recorded a corresponding long term investment during the first quarter of fiscal year 2009.

Following the reclassification of the auction rate securities to trading, the Company recorded an additional charge to the Statement of Operations of $16,000 to reduce the value of the auction rate securities, offset by the gain on the Put Option of $16,000.

On January 2, 2009, the Company exercised its rights under the Put Option and sold its four auction rate securities for their par value of $525,000 to UBS.

During April 2009, the Company sold its 23,377 shares of Arca Discovery, Inc. generating net proceeds of $226,000 and a net gain of $133,000.

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

The Notes will be convertible, at the Investors' sole election, into shares of Common Stock at any time and from time to time.  As of June 30, 2009, the Notes would be convertible into 2,857,000 shares of Common Stock with a fair value of $1,114,000.  The conversion price of the Notes (including the $0.20 floor and $0.75 ceiling price with respect to Notes issued at Election Closings) and the exercise price of the Warrants are subject to adjustment in the event of a stock dividend or split, reorganization, recapitalization or similar event.  Additionally, the exercise price of the Warrants may be reduced in the event the Company issues securities at a price per share lower than the then current exercise price of the Warrants.  The Notes are due and payable in cash at the aggregate principal value plus accrued interest 30 months from the date of issuance if not converted earlier by the Investors.

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

As of June 30, 2009, the carrying value of the Notes was $546,000 and the redemption value was $1,000,000.  In connection with the Financing and the Subsequent Financings, the Company recorded a note discount in the amount of $365,000 based on the relative fair value of the warrants issued in connection with the Notes.  In addition, the Company determined that the Notes contained an embedded beneficial conversion feature with a computed value of $347,000 which was also recorded as a discount to the Notes.  The note discounts are being amortized to interest expense over the thirty-month term of the Notes.  The effective interest rate of the Note including the effect of the amortization of the embedded conversion feature and the note discount is 39.4 percent.

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

During the term of the note payable, Elan has the option to convert the note into shares of Series B Preferred Stock at a rate of $9.00 per share.  Upon the maturity of the note payable, Aeolus has the option to repay the note either in cash or in shares of Series B Stock and warrants having a then fair market value of the amount due; provided that the fair market value used for calculating the number of shares to be issued will not be less than $13.00 per share. As of June 30, 2009, the outstanding balance, including interest, on the note payable to Elan was $578,000.

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

Offering costs of the private placement were $91,000 resulting in net proceeds to the Company from the March 2009 Financing, after deducting for expenses, of approximately $1.4 million. The Company intends to use the net proceeds from the March 2009 Financing to finance the development of AEOL 10150 and to fund ongoing operations of the Company.

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

As of June 30, 2009, warrants to purchase 27,329,525 shares of common stock were outstanding. Details of the warrants for common stock outstanding at June 30, 2009 were as follows:

Number of Shares	Exercise Price	Expiration Date
2,500,000	$0.28	November 2010
2,186,668	$0.28	May 2012
13,392,857	$0.35	March 2014
50,000	$0.50	May 2011
1,000,000	$0.50	August 2013
250,000	$0.50	September 2013
250,000	$0.50	October 2013
250,000	$0.50	November 2013
250,000	$0.50	December 2013
7,000,000	$0.75	June 2011
50,000	$1.00	May 2011
50,000	$1.50	May 2011
50,000	$2.00	May 2011
50,000	$2.50	May 2011
27,329,525	$0.46

G.         Stock-Based Compensation

Below is a summary of Aeolus stock option activity during the nine month period ended June 30, 2009:

	Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2008	4,235,290		$2.50	6.7 years	$46
Granted	1,624,000		$0.32	9.8 years	122
Exercised	---	$	---
Forfeited	---	$	---
Outstanding at June 30, 2009 (unaudited)	5,859,290		$1.90	7.0 years	$143
Exercisable at June 30, 2009 (unaudited)	4,441,772		$2.40	6.1 years	$31

For the nine months ended June 30, 2009 and 2008, all stock options were issued with an exercise price at or above the fair market value of the Company’s common stock on the date of grant.

The details of stock options outstanding at June 30, 2009 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2009	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable at June 30, 2009	Weighted Average Exercise Price

$0.29 - 0.40	1,999,000	$0.32	9.6 years	598,149	$0.34
$0.44 - $0.60	526,050	$0.55	7.9 years	509,383	$0.55
$0.68 - $0.80	464,161	$0.75	7.0 years	464,161	$0.75
$0.81 - $0.90	780,085	$0.88	6.9 years	780,085	$0.88
$0.91 - $1.45	224,500	$1.04	6.8 years	224,500	$1.04
$1.50	1,256,019	$1.50	4.1 years	1,256,019	$1.50
$1.52 - $12.85	461,420	$4.24	4.6 years	461,420	$4.24
$14.50 - $31.88	99,256	$25.97	1.4 years	99,256	$25.97
$50.9375	2,999	$50.94	0.8 years	2,999	$50.94
$51.25	45,800	$51.25	0.8 years	45,800	$51.25
$0.29 - $51.25	5,859,290	$1.90	7.0 years	4,441,772	$2.40

Stock-based compensation expense recognized in the statement of operations is as follows (in thousands):

	For the nine months June 30,
	2009	2008
Research and development expenses	$34	$43
General and administrative expenses	159	229
Total stock-based compensation expense	$193	$272

The total deferred compensation expense for outstanding and unvested stock options was $336,000 as of June 30, 2009.  The weighted average remaining recognition period for the total deferred compensation expense is ten months. The fair value of the options associated with the above compensation expense for the nine months ended June 30, 2009 and 2008, was determined at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the nine months June 30,
	2009	2008
Dividend yield	0%	0%
Expected volatility	96% - 209%	197%
Risk-free interest rate	2.6% - 3.8%	3.8% - 4.6%
Expected option life after shares are vested	10 years	10 years

Effective April 1, 2009, the Company began to use a peer group to determine an expected volatility rate for stock option valuation.  Prior to April 1, 2009, the Company used its historical stock price to calculate volatility.    In addition, the Company changed its method of amortization of stock based compensation from the multiple attribute method to straight line for grants made subsequent to April 1, 2009.  There was no material impact on the financial statements as a result of these changes as of April 1, 2009.  The Company believes the use of the peer group and straight line amortization results in a better estimate of stock based compensation expense for the Company.

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

Operations Summary

We are developing a series of catalytic antioxidant molecules to protect against the damaging effects of reactive oxygen derived molecules, commonly referred to as free radicals. Free radicals cause damage in a broad group of diseases and conditions. Our initial target applications will be the use of our catalytic antioxidants as a countermeasure to exposure to radiation, mustard gas and chlorine gas, as an adjunct to cancer radiation therapy and a treatment for amyotrophic lateral sclerosis, also known as “ALS” or “Lou Gehrig’s disease.”    However, further development of AEOL 10150 in radiation therapy and ALS, if any, will be dependent upon future specific financing for this development or a partnership and the results of our ongoing studies of AEOL 10150 as a countermeasure for exposure to radiation,  mustard gas and chlorine gas.  We have reported positive safety results from two Phase I clinical trials of AEOL 10150 in patients diagnosed with ALS with no serious adverse events noted.

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

Results of Operations

Three months ended June 30, 2009 versus three months ended June 30, 2008

We had a net loss of $426,000 for the three months ended June 30, 2009 versus a net loss of $580,000 for the three months ended June 30, 2008.

Research and development (“R&D”) expenses decreased $80,000, or 38%, to $130,000 for the three months ended June 30, 2009 from $210,000 for the three months ended June 30, 2008.  The lower level of R&D expenses during the current quarter is a result of a decline in research expenses.   While the Company’s research activities have increased, most of the research underway is being funded by government grants whereas during the prior year quarter, the Company was funding the majority of the research activities.  Research expenses during the three month ended June 30, 2009 was $44,000 compared to $114,000 for the three months ended June 30, 2008.  The Company currently has seven studies under way; the study of its drug candidates as a potential countermeasure against the effects of mustard gas on the lung and skin, as a protectant against the effects of radiation on the lungs and on the gastro-intestinal tract, as a countermeasure against the effects of chlorine gas; as a potential treatment for epilepsy and for the potential treatment for Parkinson’s disease.

R&D expenses for our antioxidant program have totaled $35,319,000 from inception through June 30, 2009.  Because of the uncertainty of our research and development and clinical studies, we are unable to predict the level of spending and the anticipated program completion date, if any.

General and administrative (“G&A”) expenses decreased $45,000, or 13%, to $315,000 for the three months ended June 30, 2009 from $360,000 for the three months ended June 30, 2008.  G&A expenses were lower during the three months ended June 30, 2009 versus June 30, 2008 due to a decline in Board of Directors expense and legal fees.   Board of Directors expense decreased by $34,000 as the Board of Directors adopted a stock based compensation plan in July 2008 whereas during the quarter ended June 30, 2008, the Board of Directors received cash and stock based compensation.  Legal fees declined by $34,000 due to management’s continued efforts to reduce costs by performing regulatory and compliance activities in-house.

We incurred net interest expense of $114,000 for the three months ended June 30, 2009 compared to $10,000 for the three months ended June 30, 2008.  The increase in interest expense was a result of the issuance of the Senior Convertible Notes which bear interest at a rate of 7% as well as the related amortization of debt issuance costs and note issuance discounts related to warrant issuances and beneficial conversion features.  Interest expense also increased as a result of a higher average balance of our note payable with Elan.  Interest income on our investments also decreased due to a lower level of interest rates during the current quarter.

During the three months ended June 30, 2009, we recorded a gain on the sale of our holdings of Arca Discovery, Inc. common stock of $133,000.

Nine months ended June 30, 2009 versus nine months ended June 30, 2008

We had a net loss of $1,550,000 for the nine months ended June 30, 2009, versus a net loss of $1,918,000 for the nine months ended June 30, 2008.

R&D expenses decreased $263,000, or 36%, to $469,000 for the nine months ended June 30, 2009 from $732,000 for the nine months ended June 30, 2008.   The lower level of R&D expenses during the current period reflects a lower amount of manufacturing and research expenses.  During the nine months ended June 30, 2008, we were in the process of manufacturing small quantities of our drug candidates to support our development program whereas during the current year we had no manufacturing underway and were only running stability studies on existing drug supplies resulting in a decrease of $88,000 in manufacturing expenses.  Research expenses also declined during the current period as more of the Company’s research programs were funded by external grants during the current nine month period.  During the nine months ended June 30, 2009, outside research expenses were $142,000 compared to $334,000 during the nine months ended June 30, 2008.

G&A expenses decreased $235,000, or 21%, to $903,000 for the nine months ended June 30, 2009 from $1,138,000 for the nine months ended June 30, 2008.  G&A expenses were lower during the nine months ended June 30, 2009 versus the nine months ended June 30, 2008 due to a decline in stock based compensation expense, Board of Directors expense and legal fees.   Stock based compensation expense decreased by $70,000 as a result of a lower valuation assigned to our stock option grants in the current period when compared to the prior year period.  Board of Directors expense decreased by $101,000 as the Board of Directors adopted a stock based compensation plan in July 2008 whereas during the nine months ended June 30, 2008, the Board of Directors received cash and stock based compensation.  Legal fees declined by $88,000 due to management’s continued efforts to reduce costs by performing regulatory and compliance activities in-house.

We incurred net interest expense of $322,000 for the nine months ended June 30, 2009 compared to net interest income of $1,000 for the nine months ended June 30, 2008.  The change reflects higher interest expense as a result of the issuance of our Senior Convertible Notes as well as the related amortization of debt issuance costs and note issuance discounts.  Interest expense also increased as a result of a higher average balance of our note payable with Elan and interest on our margin loan with UBS Financial Services, Inc. which was outstanding during the first quarter of fiscal year 2009.  Interest income on our investments also decreased due to a lower level of interest rates during the current year period.

During the nine months ended June 30, 2009 as a result of our March 2009 Financing, we were required to lower the exercise price of 4,687,000 warrants previously issued in November 2005 and May 2007 to $0.28 per share, the purchase price of the March 2009 Units issued on March 30, 2009.  As a result of the change in the exercise price, these warrants were revalued resulting in an increase in the value of $38,000 which was charged to the statement of operations.

We recorded a gain of $49,000 related to the net increase in the market value of our trading securities during the nine months ended June 30, 2009.  While during the nine months ended June 30, 2008, we recorded an “other-than-temporary” impairment charge of $49,000 based upon reduced market values of our auction-rate securities.

During the nine months ended June 30, 2009, we recorded a gain on the sale of our holding of Arca Discovery, Inc. common stock of $133,000.

Liquidity and Capital Resources

We do not have any revenue and therefore we rely on investors, grants, collaborations and licensing of our compounds to finance our operations. At June 30, 2009, we had $1,179,000 of cash, an increase of $780,000 from September 30, 2008. The increase in cash was primarily due to the March 2009 Financing and the SCN Financing which generated net proceeds of $1.8 million offset by our $1,390,000 loss from operations for the nine months ended June 30, 2009.  We believe we have adequate financial resources to conduct operations into the first quarter of fiscal year 2010, but in order to fund on-going operating cash requirements beyond that point, or to further accelerate or expand our programs, we need to raise significant additional funds.

We incurred significant losses from operations of $1,372,000 and $2,517,000, and cash outflows from operations of $1,390,000 and $1,813,000, for the nine months ended June 30, 2009 and for the fiscal year ended September 30, 2008, respectively. Our ongoing future cash requirements will depend on numerous factors, particularly the progress of our catalytic antioxidant program and clinical trials and our ability to negotiate and complete collaborative agreements or out-licensing arrangements. In order to help fund our on-going operating cash requirements, we intend to seek new collaborations for our antioxidant research program that include initial cash payments and on-going research support. In addition, we might sell additional shares of our stock and explore other strategic and financial alternatives, including a merger with another company, the sale of stock, the establishment of new collaborations for current research programs, that include initial cash payments and ongoing research support and the out-licensing of our compounds for development by a third party.

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

ITEM 3.                      Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk is presently limited to the interest rate sensitivity of our cash and cash equivalents, which is affected by changes in the general level of U.S. interest rates. However, we believe that we are not subject to any material market risk exposure and do not expect that changes in interest rates would have a material effect upon our financial position. A hypothetical 10% change in interest rates would not have a material effect on our Statement of Operations or Cash Flows for the three and nine months ended June 30, 2009. We do not have any foreign currency or other derivative financial instruments. Our debt bears interest at a fixed rate.

ITEM 4T.                                Controls and Procedures.

(a)      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer (the Company’s Principal Executive Officer) and Chief Financial Officer (the Company’s Principal Financial and Accounting Officer), of the effectiveness of the Company’s disclosure controls and procedures required by Exchange Act Rule 13a-15.  Based upon that evaluation, the Company’s Principal Executive Officer and Principal Financial and Accounting Officer have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2009 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms because of the material weakness discussed below.

As a result of the lack of segregation of duties, management has determined that a material weakness in internal control over financial reporting related to the segregation of duties existed as of June 30, 2009, and based on the criteria set forth by by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2009.

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

AEOLUS PHARMACEUTICALS, INC.

Date: July 31, 2009	By:	/s/ John L. McManus
John L. McManus President and Chief Executive Officer (Principal Executive Officer)

Date: July 31, 2009	By:	/s/ Michael P. McManus
Michael P. McManus Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)