Form 10-K
period 2009-09-30
AEOLUS PHARMACEUTICALS, INC.
filed 2009-12-28
CIK 1261734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-K
______________
          (MARK ONE)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2009
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant based upon the average of the bid and asked price on the OTC Bulletin Board as of March 31, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3,284,000.  Shares of common stock held by each executive officer and director and by each other stockholder who owned 10% or more of the outstanding common stock as of such date have been excluded in that such stockholder might be deemed to be an affiliate of ours.  This determination of affiliate status might not be conclusive for other purposes.

As of December 24, 2009, the registrant had outstanding 48,224,320 shares of common stock.

INFORMATION INCORPORATED BY REFERENCE
Portions of the Company’s definitive Information Statement to be filed pursuant to Regulation 14C in connection with the registrant’s Written Consent in Lieu of the 2010 Annual Meeting of Stockholders are incorporated herein by reference into Part III hereof.

AEOLUS PHARMACEUTICALS, INC.
ANNUAL REPORT ON FORM 10-K

PART I
NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that relate to future events or our future financial performance.  You can identify forward-looking statements by terminology such as “may,” “might,” “will,” “could,” “should,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology.  Our actual results might differ materially from any forward-looking statement due to various risks, uncertainties and contingencies, including but not limited to those identified in Item 1A entitled “Risk Factors” beginning on page 29 of this report, as well as those discussed in our other filings with the Securities and Exchange Commission and the following:

•	our need for, and our ability to obtain, additional funds;
•	our ability to obtain grants to develop our drug candidates;
•	uncertainties relating to non-clinical studies, clinical trials and regulatory reviews and approvals;
•	uncertainties relating to our pre-clinical trials and regulatory reviews and approvals;
•	our dependence on a limited number of therapeutic compounds;
•	the early stage of the drug candidates we are developing;
•	the acceptance of any future products by physicians and patients;
•	competition with and dependence on collaborative partners;
•	loss of key consultants, management or scientific personnel;
•	our ability to obtain adequate intellectual property protection and to enforce these rights; and
•	our ability to avoid infringement of the intellectual property rights of others.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1.  Business.

General

Aeolus Pharmaceuticals, Inc. (“we” or the “Company”), a Southern California-based biopharmaceutical company, is developing a new class of catalytic antioxidant compounds as a medical countermeasure against biological, chemical and radiological weapons  as well as for diseases and disorders of the central nervous system, respiratory system, autoimmune system and oncology.  Our initial target indications are as a protective agent against the effects of acute radiation syndrome, sulfur mustard gas exposure and chlorine gas exposure.  We have reported positive safety results from two Phase I clinical trials of AEOL 10150, our lead drug candidate, with no serious adverse events noted.

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

Business Overview

We are a pharmaceutical company engaged in development of medical countermeasures against biological, chemical and radiological weapons.  We currently are testing our lead compound, AEOL 10150, in several indications each in various stages of development.  Our lead indications are:

•	as a medical countermeasure against the effects of acute radiation syndrome (“ARS”) in the lungs,
•	as a medical countermeasure against the effects of acute radiation syndrome in the gastro-intestinal tract,
•	as a medical countermeasure against the effects of sulfur mustard gas, and
•	as a medical countermeasure against the effects of chlorine gas.

We also believe that our drug candidates may be an effective agent for preventing or treating diseases or conditions outside of bio-defense and plan to pursue this development if we are able to obtain funding specifically for this purpose or from revenue received from the commercialization of the drug candidates as a medical countermeasure.    We believe the first such non-bio-defense indication will be as an adjuvant to radiation therapy.  We believe that AEOL 10150 offers the advantages of dual use

(i.e., ARS and cancer radiation therapy), the potential ability to address multiple threats (i.e., ARS, sulfur mustard gas, and chlorine gas) and multiple syndromes within ARS (pulmonary and gastrointestinal (“GI”)) establish its potential to offer a revolutionary increase in capability compared with currently available medical countermeasures (“MCM”).

We also have two programs underway for the development of our second drug candidate, AEOL 11207, for the potential treatment of epilepsy and Parkinson’s disease.   These programs are being funded in part by private foundation and government grants.

Aeolus’ Catalytic Antioxidant Program

The findings of research on natural antioxidant enzymes and antioxidant scavengers support the concept of antioxidants as a broad new class of pharmaceuticals if certain limitations noted below could be overcome.  We established our research and development program to explore and exploit the therapeutic potential of small molecule catalytic antioxidants.  We have achieved our initial research objectives and have begun to extend our preclinical accomplishments into non-clinical studies, clinical trials and drug development programs.

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

We have created a class of small molecules that consume reactive oxygen and nitrogen species catalytically; that is, these molecules are not themselves consumed in the reaction.  Our class of compounds is a group of manganoporphyrins (an anti-oxidant containing manganese) that retain the benefits of antioxidant enzymes, are active in animal models of disease and, unlike the body’s own enzymes, have properties that make them suitable drug development candidates.  Our most advanced compound, AEOL 10150, is a small molecule catalytic antioxidant that has shown the ability to scavenge a broad range of reactive oxygen species, or free radicals.  As a catalytic antioxidant, AEOL 10150 mimics and thereby amplifies the body’s natural enzymatic systems for eliminating these damaging compounds.  Because oxygen and nitrogen-derived reactive species are believed to have an important role in the pathogenesis of many diseases, we believe that Aeolus’ catalytic antioxidants and AEOL 10150 may have a broad range of potential therapeutic uses.  AEOL 10150 has shown efficacy in a variety of animal models, including sulfur mustard gas exposure, as a protectant against radiation exposure, ALS, stroke, radiation injury, pulmonary diseases, and diabetes.  We filed an Investigational New Drug Application (“IND”) for AEOL 10150 in April 2004 under which clinical trials were conducted as more fully described below under the heading “AEOL 10150 Clinical Development Program.”  For a more detailed description of antioxidants see the section below titled “Background on Antioxidants.”

AEOL 10150 as a potential medical countermeasure against the effects of acute radiation syndrome in the lungs

Overview

During recent years, the threat of nuclear attack on U.S. soil has increased.  The lack of efficient post-exposure treatments for victims experiencing acute radiation toxicity presents a serious problem should an attack with a radiological device occur.  The most important components of acute radiation syndrome are the hematopoietic (formation of blood cellular compounds) and gastrointestinal syndrome.  However, both lethal hematopoietic and gastrointestinal syndromes are potentially avoidable with proper treatment and complications to later responding tissues may subsequently become a major problem.  A nuclear incident is also likely to result in a wide inhomogeneous distribution of radiation doses to the body that allows hematological recovery but a higher exposure to the thorax leaves open the risk of serious pulmonary complications.  Research has shown that one of the primary concerns associated with the exposure to upper half body irradiation or total body irradiation is an acute but delayed onset of radiation pneumonitis (inflammation of lung tissue) with an incidence that rises very steeply at relatively low radiation doses.  Experience points out that one of the primary complications associated with the exposure to upper half body irradiation or total body irradiation is pulmonary tissue toxicity.  In situations of accidental exposure, it was initially assumed that a whole-body dose exceeding 10 Gy was inevitably fatal.  However, experience with nuclear accident victims suggests that when patients survive gastrointestinal and bone marrow syndromes, respiratory failure due to radiation pneumonitis and lung fibrosis becomes the major cause of death.  The goal of our research is to complete the development of a safe and effective medical countermeasure to mitigate radiation-induced pulmonary injury.  AEOL 10150 has been shown in animal studies to mitigate radiation-induced lung injury when given 2 hours, and possibly up to 8 weeks after irradiation.  AEOL 10150 has demonstrated statistically significant survival efficacy in an acute radiation-induced lung injury model.  AEOL 10150 has also demonstrated efficacy in validated animal models for the GI sub-syndrome of ARS.  Based on this research, Aeolus is developing AEOL 10150 as a medical countermeasure (“MCM”) to ARS related pulmonary injury.  AEOL 10150’s pharmacologic mechanism of action is well supported by findings that correlate efficacy with suppression of oxidative stress pathways and markers in the lung.  Our current research is aimed to determine the optimum dose level and duration of treatment to optimize mitigation of lung injury and to determine the length of the window of opportunity for initiation of treatment to achieve mitigation of lung injury.

Pre- clinical studies

Clinical experience and experience with nuclear accident victims points out that one of the primary concerns associated with radiation exposure is an acute but delayed onset of radiation pneumonitis with an incidence that rises very steeply at relatively low radiation doses (to 90-percent occurrence at 11 Gray (“Gy”)). To evaluate AEOL 10150’s ability to mitigate acute radiation-induced lung injury, mice were exposed to 15 Gy of upper half body irradiation (“UHBI”) and subsequently treated with AEOL 10150.

In a study led by Zeljko Vujaskovic, M.D. Ph.D. at Duke University Medical Center, C57BL/6 female mice were randomized into six groups. Each of the groups was paired to include irradiated and non-irradiated groups of animals that were untreated, treated with a low dose (10 mg/kg) of AEOL 10150, or treated with a high dose of AEOL 10150 (20 mg/kg). Animals received treatments subcutaneously beginning 2 hours after irradiation (20 and 40 mg/kg initial loading dose, respectively) followed by a maintenance dose of half the initial dose three times per week for 4 weeks. Survival, wet lung weights and body weights, histopathology, and immunohisto-hemistry were used to assess lung damage. Results demonstrate that treatment with AEOL 10150 increased survival (Fig. 1), maintained body weight (Fig. 2), protected lung tissue (Fig. 3 and 4), and reduced oxidative stress (via DNA and protein oxidation analysis) compared with untreated irradiated animals.

Figure 1. Kaplan Meier survival curves for C57BL/6J mice after upper half body irradiation. The survival data displayed that there were no deaths in the sham-irradiated animals and animals receiving drug alone. In contrast, 9/20 (45%) of the animals that received 15 Gy UHBI died during the 6-week follow-up period. Treatment with low/high doses of AEOL 10150 markedly reduced radiation-induced mortality to only 10% (2/20).	Figure 2: Average body weight changes among groups. UHBI alone mice demonstrated significant weight loss beginning 3 weeks post-exposure compared with UHBI + low/high doses of AEOL 10150 groups.

Figure 3. Wet lung weights. Wet lung weights were measured as an index of pulmonary edema and consolidation. UHBI alone mice had significantly higher wet lung weights than did the UHBI + low/high doses AEOL10150 groups.  *=p < 0.05

Figure 4. Hematoxylin and Eosin Staining of Lung Tissue. Lung histology at 6 weeks revealed a significant decrease in lung structural damage in UHBI + low/high doses of AEOL 10150 groups, in comparison with UHBI alone. 20x magnification.

Data from a study in which AEOL 10150 was administered to 40 mice who had been exposed to radiation also show a statistically significant increase in survival rates among mice who were treated with AEOL 10150 compared to controls.

Additionally, mice receiving AEOL 10150 experienced a reversal in weight loss seen in the untreated mice.  The six month study, led by Zeljko Vujaskovic, M.D. Ph.D. at Duke University Medical Center, was designed to test the efficacy of AEOL 10150 as a treatment for damage to the lungs due to exposure to radiation.  At 45 days, all of the animals in the untreated group had either died or had to be sacrificed based on animal care rules.  The remaining animals that received AEOL 10150 did not need to be sacrificed based on animal care rules, but a majority were sacrificed in order to increase the numbers that could be compared to the untreated animals sacrificed at 45 days, since there would be no untreated animals for comparison at the end of six months.  A number of treated animals continued to be monitored until the end of six months and analysis of those animals is currently underway.  In addition to the statistically significant (P< 0.05) survival advantage, statistically significant differences in body weights and wet lung weights were seen over the first six weeks of the study.  Untreated mice experienced a steady decline in body weight over the six weeks, while treated animals experienced weight gain that was just slightly less than that seen in the controls (animals not receiving radiation).  AEOL 10150 also demonstrated statistically significant reductions in markers for oxidative stress and inflammation – secondary endpoints for the study.

A number of other preclinical studies by Zjelko Vujaskovic, MD, PhD; Mitchell Anscher, MD, et al at Duke University have demonstrated the efficacy of AEOL 10150 in radioprotection of normal tissue.  Chronic administration of AEOL 10150 by continuous, subcutaneous infusion for 10 weeks has demonstrated a significant protective effect from radiation-induced lung injury in rats.  Female Fisher 344 rats were randomly divided into four different dose groups (0, 1, 10 and 30 mg/kg/day of AEOL 10150), receiving either short (one week) or long-term (ten weeks) drug administration via osmotic pumps.  Animals received single dose radiation therapy of 28 Gy to the right hemithorax.  Breathing rates, body weights, histopathology and immunohistochemistry were used to assess lung damage.  For the long term administration, functional determinants of lung damage 20 weeks post-radiation were significantly decreased by AEOL 10150.  Lung histology at 20 weeks revealed a significant decrease in structural damage and fibrosis.  Immunohistochemistry demonstrated a significant reduction in macrophage accumulation, collagen deposition and fibrosis, oxidative stress and hypoxia in animals receiving radiation therapy along with AEOL 10150.  There were no significant differences between the irradiated controls, and the 3 groups receiving short-term administration of AEOL 10150 and single dose radiation therapy.  Figure 5 below shows a semi-quantitative analyses of lung histology at 20 weeks which revealed a significant decrease in structural damage and its severity in animals receiving 10 and 30 mg/kg/day after radiation in comparison to radiation therapy along with placebo group or radiation therapy along with 1 mg/kg of AEOL 10150 (p = 0.01).

Figure 5 above shows that AEOL 10150 treatment decreases the severity of damage and increases the percentage of lung tissue with no damage from radiation therapy (Rabbani et al Int J Rad Oncol Biol Phys 67:573-80, 2007).

Two additional studies examining the effect of subcutaneous injections of AEOL 10150 on radiation-induced lung injury in rats have been completed.  The compound was administered subcutaneously by a b.i.d. dosing regime (i.e. 2.5 mg/kg or 5.0 mg/kg) on the first day of radiation and daily for five consecutive weeks.  Radiation was fractionated rather than single dose, with 40 Gy divided in five 8 Gy doses.  Preliminary immunohistologic analyses of the lung tissue from these two studies showed a dose dependent decrease in the inflammatory response quantified by the number of activated macrophages or areas of cell damage.

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

In summary, AEOL 10150 has consistently shown a protective effect against the harmful effects in radiation, including when the drug is administered up to 72 hours after exposure.

We have recently initiated another study in mice to determine the optimal length of treatment with AEOL 10150 when used as a MCM to ARS in the lungs.  This study, led by Zeljko Vujaskovic, M.D. Ph.D. at Duke University, is designed to build on the recently completed study that demonstrated the efficacy of AEOL 10150 as a treatment for damage to the lungs due to exposure to radiation (described in detail above), and determine the most effective duration of delivery for treatment after exposure.  We expect that this study will provide important insight into the most appropriate length of treatment with AEOL 10150 to protect the lungs following exposure to radiation and will be the basis for the design of a pivotal study in mice, which we expect will be one of the two species necessary for approval of AEOL 10150 as a MCM to ARS under the US FDA’s Animal Rule.

Non- clinical studies

We have initiated a study to confirm the efficacy of AEOL 10150 as a countermeasure to nuclear and radiological exposure in non-human primates.  The new study is designed to test the efficacy of AEOL 10150 as a treatment for damage to the lungs due to exposure to radiation and to begin establishing an animal model that can be validated and could be utilized by the U.S. Food and Drug Administration (“FDA”) for approval of a countermeasure for Pulmonary Acute Radiation Syndrome under the “Animal Rule”.  The FDA “Animal Rule” enumerates criteria whereby the FDA can rely on animal efficacy data when “evidence is needed to demonstrate efficacy of new drugs against lethal or permanently disabling toxic substances when efficacy studies in humans, ethically cannot be conducted.” The criteria are discussed below.

The new study builds on results from previous studies in rats and mice where it was shown that doses in the range of 5 to 30 mg/kg AEOL 10150 given daily up to 24 hours after irradiation and administered for as long as 10 weeks mitigate functional lung injury in rats and led to a statistically significant survival advantage in mice. Investigators will examine both the acute and latent effects of radiation on the lungs and the impact that AEOL 10150 has on mitigating those effects.  In rodents, non-human primates and humans, radiation of the lungs can cause reduced breathing capacity, pneumonitis, fibrosis, weight loss and death and is characterized by oxidative stress, inflammation and elevated macrophage counts.  AEOL 10150 has proven to be an effective countermeasure to radiation exposure of the lungs in mice and rats in published studies such as Rabbani et al Int J Rad Oncol Biol Phys 67:573-80, 2007, Rabbani et al Free Rad Res 41:1273-82, 2007 and Gridley et al Anticancer Res 27:3101-9, 2007.

Clinical studies

We believe our two previous phase 1 clinical studies can be utilized in any potential investigational new drug application (an “IND”) and New Drug Application (“NDA”) filing with the FDA for AEOL 10150 as MCM for ARS.  At this time, we do not have any clinical trials underway but are in the process of planning additional safety studies.

Future Development Plans

Aeolus’ objective is to develop AEOL 10150 as a MCM against ARS pulmonary effects, via the FDA’s “Animal Rule”.  This development pathway requires demonstration of the key study efficacy parameter of AEOL 10150 treatment in two animal models relevant to the human radiation response and its treatment, demonstration of safety in humans, demonstration of relevant dosing and administration in humans, and clear identification of the mechanism of radiation-induced damage to the lung and its amelioration by the drug candidate.

AEOL 10150 has several distinct advantages as a MCM, including the following:

•	Demonstrated survival increase in animal studies when administered 2 hours after exposure (P<0.05),
•	Demonstrated reduction in lung fibrosis in animal studies up to 24 hours post exposure (P<0.05),
•	Demonstrated histological improvement in lung tissue post-radiation exposure,
•	Addresses an unmet medical need as a MCM to lung ARS,
•	Established safety profile in both clinical and pre-clinical studies,
•	Subcutaneous self-administration possible by exposed individuals during emergency,
•	Rapid administration, allowing large numbers of patients to be treated quickly,
•	Stable for up to 4½ years at 0–8°C and 1 year at room temperature,
•	Requires no non-standard storage conditions (i.e., not photosensitive),
•	Currently in development as an adjunct to radiation therapy; if approved will provide a pre-existing distribution and stockpile resource at oncology centers in the event of a radiological emergency,
•	Demonstrated potential as both a therapeutic and prophylactic,
•	Demonstrated potential to address multiple sub-syndromes of ARS,
•	Demonstrated potential to address sulfur mustard gas and chlorine gas exposure, and
•	Potential dual use as an adjunct treatment for cancer patients receiving radiation therapy.

  We believe in order to file an NDA for ARS with the FDA, we will need to demonstrate efficacy in Animal Models and demonstrate product safety which is based upon the FDA’s “Animal Rule”.    We also plan on pursuing Fast Track submission status for this indication, enabling priority review and enabling rolling NDA submission if accepted by the FDA.

The FDA “Animal Rule” enumerates criteria  whereby the FDA can rely on animal efficacy data when “evidence is needed to demonstrate efficacy of new drugs against lethal or permanently disabling toxic substances when efficacy studies in humans, ethically cannot be conducted.  The criteria are as follows:

•	Knowledge of the mechanism of radiation-induced damage to the lung and its amelioration by the candidate drug.
•	Pharmacokinetic and pharmacodynamic analysis to provide information on relevant dose and administration schedule.
•	Direct correlation of key study parameters (e.g., survival or major morbidity) with the desired clinical benefit in humans.
•	Collection of efficacy data in two species relevant to the human radiation response and its treatment unless otherwise justified under GLP-compliant conditions.
•	A Phase 1 safety trial using the same product and formulation as used in the pivotal trial(s) required.

Demonstrate Efficacy in Animal Models

Our efficacy plan is designed to accomplish two key goals: the validation of two animal models for acute radiation-induced lung injury and the generation of pivotal efficacy data in these species. The efficacy data produced in pivotal studies using these validated models will provide the data required to demonstrate efficacy of AEOL 10150 at the dose and schedule proposed for licensure. A second criterion of the “Animal Rule” is that the models must be reflective of “real world” conditions to which a human is likely to be exposed. The proposed models have been designed to reflect these real world conditions. Initial studies have been conducted with whole thorax exposure models to irradiate the total lung parenchym, and will be followed by studies with Total Body Irradiation (“TBI”) with shielding of roughly 5 percent of bone marrow. This study design mimics real world conditions in which it is anticipated that many of those exposed to radiation will benefit from some shielding (e.g., from cars, buildings, etc.), which will protect some bone marrow and allow for survival without a bone marrow transplant. This shielding approach has been used to develop both murine and NHP models for GI ARS and in the NHP for radiation-induced lung injury.

Demonstrate Product Safety

For product approval under the Animal Rule, we will also demonstrate product safety using the same product and formulation used in the animal efficacy trials and proposed for use in humans. Demonstration of safety includes preclinical demonstration of safety via the standard pre-clinical studies and analyses methods and Phase I safety trials sufficient to demonstrate product safety in the target patient population.  We believe our safety studies completed as a therapy for ALS may be utilized to demonstrate safety for this indication.  As a result, we believe it may only be necessary to conduct mutagenicity and teratogenicity studies for completion of the pre-clinical package required for NDA filing and product licensure.  We also plan to conduct two additional Phase I clinical safety studies in patients receiving radiation therapy.  This will provide safety data in a population similar to that for which the final product indication will be targeted (i.e., patients receiving high radiation doses sufficient to cause radiation-related lung damage) for a longer period of treatment with our compound. A secondary benefit of using this population is that prophylactic effects of the product can also be demonstrated; efficacy measures toward achieving this end will be incorporated into the study design.

Competition

Currently there are no FDA-approved drugs for the treatment of ARS related pulmonary injury.   We are also not aware of any other drug candidates that have demonstrated the ability to protect the lungs from radiation given post exposure which we believe is a critical aspect of the development of a medical countermeasure against the effects of acute radiation syndrome.

However, in general, we face significant competition for U.S. government funding for both development and procurement of medical countermeasures for biological, chemical and nuclear threats, diagnostic testing systems and other emergency preparedness countermeasures.  The U.S. federal government has currently allocated a significant amount of research funding to the development of countermeasures against the effects of radiation exposure.  As a result, there are many drug candidates under development as a possible countermeasure against the effects of radiation exposure.

Funding Options

We are currently internally funding the development of AEOL 10150 as a MCM for ARS related pulmonary injury, however, AEOL 10150 was recently chosen by the NIH/NIAID for evaluation in their Medical Countermeasures Against Radiological Threats (“MCART”) program for the treatment of ARS related GI and pulmonary injury.

We have also submitted a white paper to the Biomedical Advanced Research and Development Authority (“BARDA”) in response to Special Instructions Amendment 4 to a Broad Agency Announcement (BAA-BARDA-09-34) for advanced research and development of medical countermeasures for chemical, biological, radiological and nuclear threats. The purpose of the special instructions amendment is to specifically solicit solutions for treating cutaneous and/or pulmonary (life-threatening pneumonitis and fibrosis) injuries resulting from exposure to ionizing radiation. BARDA is interested in advanced development and eventual licensure/approval of medical countermeasures for cutaneous and/or pulmonary injuries resulting from an acute exposure to radiation from a radiological/nuclear accident or attack, particularly injuries associated with ARS or Delayed Effects of Acute Radiation Exposure (“DEARE”).  BARDA is seeking safe and effective medical countermeasures that mitigate, treat, affect, delay, or interrupt the progression of cutaneous and/or pulmonary injury caused by ionizing radiation. Aeolus is requesting funding to further develop AEOL 10150 for the treatment and prevention of such pulmonary injuries, including pneumonitis and fibrosis.

We are also exploring other possible funding sources such as the Department of Defense (the “DoD”) and the Chemical Biological Medical Systems Joint Project Management Office (“CBMS-JPMO”).

AEOL 10150 as a potential medical countermeasure against the effects of radiation on the gastro-intestinal tract

Overview

Acute radiation syndrome of the gastro-intestinal tract (“GI-ARS”) is a massive, currently untreatable, problem following high-dose, potentially lethal radiation exposure. Agents that mitigate these effects would reduce sickness and hopefully prevent fatalities.  The intestinal epithelium, a single layer of cells lining the surface of the GI lumen, is responsible for vital functions of nutrient absorption, maintaining fluid and electrolyte balance and protection of the body from bacteria, bacterial toxins and non absorbed materials. The functional integrity of the GI system is maintained via incessant production of epithelial cells from specialized stem cells located in crypts at the base of the epithelium.  High-dose, total-body irradiation can result in a lethal GI syndrome that results in significant morbidity and mortality within days consequent to killing of the crypt stem cells and loss of the protective and absorptive epithelial barrier. There are no FDA-approved drugs or biologics to treat the acute GI-ARS syndrome.

Pre- clinical studies

The National Institutes of Health’s (“NIH”), National Institute of Allergy and Infectious Diseases (“NIAID”) Radiation/Nuclear Medical Countermeasures development program is currently testing AEOL 10150 as a countermeasure for radiation exposure to the GI tract. The study is being funded by the NIAID and is designed to test the efficacy of AEOL 10150 as a treatment for damage to the GI tract due to exposure to radiation.  The study protocol calls for the examination of both histological and survival endpoints in C57BL/6 mice in a multi-armed vehicle-controlled trial.  For the histological portion, crypt histology will be assessed with crypt number and crypt width being the primary endpoint.  Animals receiving AEOL 10150 began dosing 24 hours after radiation exposure and receive one dose per day for the remainder of the study.  Preliminary results have demonstrated that AEOL 10150 can effectively increase regeneration of GI stem cells, reduce the severity and duration of diarrhea and improve survival when administered at 24 hours after doses of total-body irradiation that produce the lethal GI syndrome.   The study is being conducted by Epistem in compliance with criteria of the FDA that are a pre-requisite for movement of the Aeolus drug along the pathway for FDA licensure to treat lethally irradiated persons in the event of a terrorist nuclear act.  Epistem operates a major contract research organization and provides services to identify novel drugs that can protect or improve the repair of the GI tract following exposure to irradiation and performed these studies as part of NIH’s program for the screening of a novel agents for bio-defense applications.

We are unaware of any published studies of agents that accomplish this enhanced stem cell regenerative effect while maintaining GI function and improving survival when administered post irradiation.

Future Development Plans

In collaboration with the NIH NIAID, we are planning additional studies to confirm the efficacy results demonstrated in the first study described above.  We also expect to perform additional studies which could be funded by NIH, NIAID to optimize dose and duration of delivery, and to evaluate the window of opportunity for treatment after exposure.

Upon completion of these studies we would need to demonstrate efficacy in Animal Models and demonstrate product safety based upon the FDA’s “Animal Rule”.    We also plan on pursuing Fast Track submission status for this indication, enabling priority review and enabling rolling NDA submission if accepted by the FDA.  Under the ‘Animal Rule’, we would need to complete pivotal studies in two species relevant to the human radiation response and its treatment.  We believe that these studies can be completed using existing validated models for both murine and NHP.  This study design would also mimic real world conditions in which it is anticipated that many of those exposed to radiation will benefit from some shielding (e.g., from cars, buildings, etc.), which will protect some bone marrow and allow for survival without a bone marrow transplant.

We will also demonstrate product safety using the same product and formulation used in the animal efficacy trials and proposed for use in humans. Demonstration of safety includes preclinical demonstration of safety via the standard pre-clinical studies and analyses methods and Phase I safety trials sufficient to demonstrate product safety in the target patient population.  We believe our safety studies completed as a therapy for ALS may be utilized to demonstrate safety for this indication.  As a result, we believe it may only be necessary to conduct mutagenicity and teratogenicity studies for completion of the pre-clinical package required for NDA filing and product licensure.  We also plan to conduct two additional Phase I clinical safety studies in patients receiving radiation therapy.  This will provide safety data in a population similar to that for which the final product indication will be targeted (i.e., patients receiving high radiation doses sufficient to cause radiation-related lung damage) for a longer period of treatment with our compound. A secondary benefit of using this population is that prophylactic effects of the product can also be demonstrated; efficacy measures toward achieving this end will be incorporated into the study design.

Competition

We are unaware of any compounds that protect crypt cells and that increase survival when given to animals exposed to radiation at levels greater than 10 Gys and given after exposure.  There are several companies developing drug candidates that have shown efficacy when given prior to exposure or at lower levels of radiation.

However, in general, we face significant competition for U.S. government funding for both development and procurement of medical countermeasures for biological, chemical and nuclear threats, diagnostic testing systems and other emergency preparedness countermeasures.  The U.S. federal government has currently allocated a significant amount of research funding to the development of countermeasures against the effects of radiation exposure.  As a result, there are many drug candidates under development as a possible countermeasure against the effects of radiation exposure.

Funding Options

AEOL 10150 as a MCM for GI-ARS is being tested by the NIH NIAID Medical Countermeasures Against Radiological Threats (“MCART”).  The NIH NIAID MCART development program leads the U.S. effort to develop treatments for radiation sickness following a nuclear terrorist attack.  GI-ARS is a potentially fatal, currently untreatable, problem following high-dose radiation exposure. Agents that mitigate these effects could reduce sickness and hopefully prevent fatalities. There are currently no medications approved by the FDA to treat this syndrome.

We are also exploring other possible funding sources such as BARDA and the DoD.

AEOL 10150 as a potential medical countermeasure against the effects of sulfur mustard gas

Overview

Sulfur mustards, of which sulfur mustard gas is a member, are a class of related cytotoxic, vesicant chemical warfare agents with the ability to form large blisters on exposed skin and cause pneumonitis and fibrosis in the lungs.  In their pure form most sulfur mustards are colorless, odorless, viscous liquids at room temperature.  When used as warfare agents they are usually yellow-brown in color and have an odor resembling mustard plants, garlic or horseradish.  Mustard agents, including sulfur mustard, are regulated under the 1993 Chemical Weapons Convention.  Three classes of chemicals are monitored under this Convention, with sulfur and nitrogen mustard grouped in the highest risk class, "schedule 1".  However, concerns about its use in a terrorist attack have lead to resurgence in research to develop a protectant against exposure.

The increased risk of a terrorist attack in the United States involving chemical agents has created new challenges for many departments and agencies across the federal government.  Within the Department of Health and Human Services, the NIH is taking a leadership role in pursuing the development of new and improved medical countermeasures designed to prevent, diagnose, and treat the conditions caused by potential and existing chemical agents of terrorism.  In addition, many of the same chemicals posing a threat as terrorist agents may also be released from transportation and storage facilities by industrial accidents or during a natural disaster.  The NIH has developed a comprehensive Countermeasures Against Chemical Threats (“CounterACT”) Research Network that includes Research Centers of Excellence, individual research projects, SBIRs, contracts and other programs.  The CounterACT network is conducting basic, translational, and clinical research aimed at the discovery and/or identification of better therapeutic and diagnostic medical countermeasures against chemical threat agents, and their movement through the regulatory process.  The overarching goal of this research program is to enhance our diagnostic and treatment response capabilities during an emergency.

Another critical goal of the CounterACT program is to assist in the development of safe and effective medical countermeasures designed to prevent, diagnose, and treat the conditions caused by potential and existing chemical agents of terrorism which can be added to the Nation’s Strategic National Stockpile (“SNS”).  The SNS is maintained by the Centers for Disease Control and Prevention (“CDC”).  The SNS now contains CHEMPACKS which are located in secure, environmentally controlled areas throughout the United States available for rapid distribution in case of emergency.  The CDC has established a diagnostic response network for the detection of nerve agents, mustard, cyanide and toxic metals.  The NIH will continue to research, develop and improve medical products that include chemical antidotes, drugs to reduce morbidity and mitigate injury, drugs to reduce secondary chemical exposure and diagnostic tests and assessment tools to be used in mass casualty situations.

Sulfur mustard gas is a strong vesicant (blister-causing agent).  Due to its alkylating properties, it is also strongly mutagenic (causing damage to the DNA of exposed cells) and carcinogenic (cancer causing).  Those exposed usually suffer no immediate symptoms.  Within 4 to 24 hours the exposure develops into deep, itching or burning blisters wherever the mustard contacted the skin; the eyes (if exposed) become sore and the eyelids swollen, possibly leading to conjunctivitis and blindness.  At very high concentrations, if inhaled, it causes bleeding and blistering within the respiratory system, damaging the mucous membrane and causing pulmonary edema.  Blister agent exposure over more than 50% body surface area is usually fatal.

The NIH awarded a five-year, $7.8 million grant to National Jewish Health and the University of Colorado Health Sciences Center, both in Denver, Colorado.  This Center of Excellence was developed to focus on sulfur mustard toxicity in the lung and skin and the long-term goal is to develop an effective treatment for sulfur mustard gas induced injury in lung and skin.  Members of the Center have been testing numerous compounds with the goal to identify optimal compounds, route and mode of delivery. Research projects are ongoing to determine countermeasures that will help establish specific interventions needed to treat sulfur mustard gas-induced injury.   After three years of research, AEOL 10150 has been identified by the National Jewish Health Center of Excellence as the lead compound for its center, and research work there has been focused on further testing and studies of AEOL 10150.

Research in the area of sulfur mustard gas-mediated lung injury has provided experimental evidence that the mechanisms of these injuries are directly linked to the formation of reactive oxygen and nitrogen species and that superoxide dismutase and catalase can improveinjury responses.  This theory has led to the hypothesis that the administration of catalytic antioxidant therapy can protect against sulfur mustard gas-induced acute lung and dermal injury.  AEOL 10150 has already been shown to be well tolerated in humans and could be rapidly developed as a drug candidate in this area pending animal efficacy data.

Researchers have found that the chemical warfare agent analog, 2-chloroethyl ethyl sulfide (“CEES”)-induced lung injury could be improved by both exogenous superoxide dismutase and catalase.  Both of these natural enzymes are important catalytic antioxidants and both of these reactions are exhibited by metalloporphyrins.  CEES-induced lung injury is dependent in part upon blood neutrophils.  Activated neutrophils are an important source of reactive oxygen species that are known to contribute to lung injury responses.  Antioxidants have also been shown to protect against CEES-induced dermal injury.  Mustard exposure is often associated with producing acute respiratory distress syndrome (“ARDS”) that requires supplemental oxygen therapy to maintain adequate tissue oxygenation.

Pre-clinical studies

A study performed by researchers from National Jewish Health demonstrated that AEOL 10150 showed statistically significant protection of lung tissue in animals exposed to CEES or half-mustard.   In a study sponsored by the NIH CounterACT program, AEOL 10150 was tested along with 19 other compounds to determine effectiveness in protecting lung tissue against edema and hemorrhage resulting from exposure to sulfur mustard gas.

AEOL 10150 was given to rats one hour after CEES exposure and again 6 hours later. Eighteen hours after exposure, lung edema and hemorrhage was assessed by changes in the bronchoalveolar lavage protein and red blood cell levels.  AEOL 10150 significantly reduced (p<0.05) sulfur mustard gas-induced lung edema and hemorrhage. These results suggest that AEOL 10150 rescues the lung from sulfur mustard gas exposure and may provide a countermeasure against sulfur mustard gas-induced lung injury.  Further studies at National Jewish Health and the University of Colorado showed that doses in the range of 5 to 30 mg/kg of AEOL 10150 given at one and eight hours after exposure mitigate both lung and skin injury in animal models.  Doses in the range of 5 to 10 mg/kg/d showed the most potent effect including significant mitigation as assessed by histopathology and immunohistochemistry.

Non-clinical studies

In 2009, several studies were launched to test the efficacy of AEOL 10150 as a treatment for damage to the skin and  lungs due to exposure to sulfur mustard gas and to examine potential effective doses, duration of delivery and the window of opportunity for treatment after exposure.  The studies are being conducted using “whole” sulfur mustard gas at Lovelace Respiratory Research Institute, another CounterACT Center of Excellence, and using CEES at National Jewish Health and build on results from previous studies using CEES conducted at National Jewish Health and the University of Colorado.

The first whole sulfur mustard study was completed in October 2009.  The study demonstrated that AEOL 10150 protects lungs from whole sulfur mustard gas exposure in rats.    The data affirmed our earlier studies where AEOL 10150 protected the lung against the half-mustard, CEES.  The primary objective of the studies was to determine whether administration of AEOL 10150, after exposure, reduces the severity of acute lung injury induced by sulfur mustard gas.   AEOL 10150 was given to rats one hour after sulfur mustard exposure and repeated every 6 hours.  Twenty-four hours after exposure, lung edema was assessed by changes in the bronchoalveolar lavage (“BAL”) protein levels. AEOL 10150 significantly reduced (p<0.05) sulfur mustard gas-induced lung edema as measured by BAL protein levels.  In addition, AEOL 10150 decreased SM-induced increase in the numbers of BAL neutrophils. These results indicate that AEOL 10150 can attenuate lung injury from sulfur mustard gas exposure and may provide an effective countermeasure against sulfur mustard gas-induced lung injury.

Future Development Plans

Upon completion of the ongoing studies, we expect to perform additional studies to confirm the results obtained in CEES and whole sulfur mustard studies.

Following these confirmatory studies, we seek to launch the two pivotal efficacy studies required for approval by the FDA under the ‘Animal Rule’ as well as complete the necessary safety studies as further described under the heading AEOL 10150 as a potential medical countermeasure against the effects of acute radiation syndrome in the lungs – Future Development Plans – Demonstrate Product Safety.

Competition

There are currently no effective treatments for sulfur mustard gas exposure and AEOL 10150 is a major focus of a sponsored research grant awarded by the NIH CounterAct program to National Jewish Health to identify an effective treatment.

However, in general, we face significant competition for U.S. government funding for both development and procurement of medical countermeasures for biological, chemical and nuclear threats, diagnostic testing systems and other emergency preparedness countermeasures.  The U.S. federal government has currently allocated a significant amount of research funding to the development of countermeasures against bioterrorism.  As a result, there are many drugs candidates under development as a possible countermeasure against chemical threat agents.

Funding Options

This development program to date has been funded under the NIH CounterAct Program and we expect that future efficacy studies necessary for approval by the FDA will also be funded by the NIH CounterAct program.  We also believe funding could be available from BARDA.

AEOL 10150 as a potential medical countermeasure against the effects of chlorine gas

Overview

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

Worldwide, independent of warfare and chemical terrorism, chlorine is the greatest single cause of major toxic release incidents.  In the US, there are about 5-6,000 exposures per year resulting in, on average, about one death, 10 major, 400-500 moderate, and 3-4,000 minor adverse outcomes.  Like mustard, chlorine causes damage to upper and lower respiratory tracts.  While chlorine is an irritant, its intermediate water solubility may delay emergence of upper airway symptoms for several minutes.  Aqueous decomposition of chlorine gas forms hydrochloric acid and hypochlorous acid, itself also a product of inflammation.  Cell injury is thought to result from oxidation of functional groups in cell components, from tissue formation of hydrochloric acid and hypochlorous acid, and possibly from formation of other reactive oxygen species (“ROS”).  For treatment of acute exposures in humans, decontamination, supplemental oxygen, treatment of bronchospasm and/or laryngospasm, and supportive care are the only accepted therapies, while use of nebulized sodium bicarbonate and parenteral and/or inhaled steroids remain quite controversial.  No specific beneficial therapies are available.  We expect that AEOL 10150 will decrease airway injury, inflammation, oxidative damage, hyperreactivity, and cell proliferation after acute chlorine gas inhalation in mice and therefore could be a possible beneficial therapy for chlorine gas inhalation injury to the airways.

Pre-clinical studies

Researchers from National Jewish Health and McGill University have completed a series of preliminary studies demonstrating that AEOL 10150 protects lungs from chlorine gas exposure in mice.   The primary objective of these studies was to determine whether administration of AEOL 10150, after exposure, reduces the severity of acute lung injury and asthma-like symptoms induced by chlorine gas.   AEOL 10150 was given to mice at a 5 mg/kg subcutaneous dose one hour after chlorine gas exposure (100 ppm for 5 minutes) and repeated every 6 hours.  Twenty-four hours after exposure, lung inflammation was assessed by changes in BAL cellularity and neutrophil influx. AEOL 10150 significantly reduced (p<0.05, n=6/group) chlorine gas-induced lung inflammation as measured by BAL fluid cellularity levels by 40% that appeared to be due to limiting neutrophil influx.  AEOL 10150 also significantly attenuated (p<0.05, n=6) the degree of asthma-like airway reactivity induced by chlorine gas exposure by 40%. These results indicate that AEOL 10150 can attenuate lung injury and asthma-like symptoms from chlorine gas exposure and may provide an effective countermeasure against chlorine gas-induced lung injury.

Future Development Plans

We expect that the development plan will mirror the development of AEOL 10150 as a potential medical countermeasure against the effects of sulfur mustard gas above.

Competition

There are currently no effective treatments for chlorine gas exposure and AEOL 10150 is a major focus of the NIH CounterACT program to identify an effective treatment.

However, in general, we face significant competition for U.S. government funding for both development and procurement of medical countermeasures for biological, chemical and nuclear threats, diagnostic testing systems and other emergency preparedness countermeasures.  The U.S. federal government has currently allocated a significant amount of research funding to the development of countermeasures against bioterrorism.  As a result, there are many drugs candidates under development as a possible countermeasure against chemical threat agents.

Funding Options

We expect that the development of AEOL 10150 as a potential countermeasure against the effects of Chlorine gas will be funded by the NIH CounterACT program.

AEOL 10150 in Radiation Therapy

Overview

According to the American Cancer Society, cancer is the second leading cause of death by disease representing one out of every four deaths in the United States with an expected 562,000 Americans expected to die of cancer in 2009.  In 2009, nearly 1.5 million new cancer cases are expected to be diagnosed in the United States.  The NIH estimates overall costs of cancer in 2008 in the United States at $228.1 billion: $93.2 billion for direct medical costs, $18.8 billion for indirect morbidity costs (costs of lost productivity due to illness) and $116.1 billion for indirect mortality costs (cost of lost productivity due to premature death).

Combinations of surgery, chemotherapy and radiation treatments are the mainstay of modern cancer therapy.  Success is often determined by the ability of patients to tolerate the most aggressive, and most effective, treatment regimens.  Radiation therapy-induced toxicity remains a major factor which limits the ability to escalate radiation doses in the treatment of tumors.  The ability to deliver optimal radiation therapy for treatment of tumors without injury to surrounding normal tissue has important implications in oncology because higher doses of radiation therapy may improve both local tumor control and patient survival.  Advances in the tools of molecular and cellular biology have enabled researchers to develop a better understanding of the underlying mechanisms responsible for radiation therapy-induced normal tissue injury.  For decades ionizing radiation has been known to increase production of free radicals, which is reflected by the accumulation of oxidatively damaged cellular macromolecules.  As one example of radiation-induced damage to adjacent normal tissue, radiation therapy may injure pulmonary tissue either directly via generation of ROS or indirectly via the action on parenchymal and inflammatory cells through biological mediators such as transforming growth factor beta (TGF B) and pro-inflammatory cytokines.  Since the discovery of SOD, it has become clear that these enzymes provide an essential line of defense against ROS.  SODs and SOD mimics, such as AEOL 10150, act by catalyzing the degradation of superoxide radicals into oxygen and hydrogen peroxide.  SODs are localized intra/extracellularly, are widely expressed throughout the body, and are important in maintenance of redox status (the balance between oxidation and reduction).  Previous studies have demonstrated that treating irradiated animal models with SOD delivered by injection of the enzyme through liposome/viral-mediated gene therapy or insertion of human SOD gene can ameliorate radiation therapy-induced damage.  For an illustrative example of the radiation therapy reaction see Figure 6 below.

Figure 6 above shows the dual mechanism of action of radiation therapy and the application of AEOL 10150 to the process.

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

Pre- clinical studies

Due to the similar mechanisms of actions between radiation therapy and radiation exposure, we believe that the pre-clinical studies performed for the development of AEOL 10150 as a potential medical countermeasure against the effects of acute radiation syndrome in the lungs as described above also provides support for the development of AEOL 10150 as an adjuvant in radiation therapy.

In addition, we have performed several additional studies specifically for this indication to ensure the use of an antioxidant in radioprotection of normal adjacent tissue does not interference with the efficacy of tumor radiotherapy.  A number of preclinical in vivo studies have addressed this issue and have demonstrated that AEOL 10150 does not negatively affect tumor radiotherapy.

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

Figure 7.  Relative tumor volumes of human prostate tumor implants in nude mice: Implants of well-vascularized PC3 tumors were grown to substantial size prior to receiving fractionated radiation (5 Gy daily for three days).  AEOL 10150 (7.5 mg/kg/bid) was administered subcutaneously commencing on the first day of irradiation and continued for 20 days.  Other groups of mice received either no irradiation, irradiation only or AEOL 10150 without irradiation.

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

Figure 8 above measures tumor volume against time after implantation of RM-9 tumor cells and shows that AEOL 10150 treatment resulted in inhibition of tumor re-growth in a study performed by Dr. Gridley of Loma Linda University.  Daily intraperitoneal injections of AEOL 10150 were initiated on day 1.  At 12 days, approximately one half of each tumor-bearing group and control mice with no tumor were euthanized for in vitro analyses; remaining mice/group were followed for tumor growth and euthanized individually when maximum allowed tumor volume was attained.  Each point represents the mean +/- standard error of the mean.  Two-way analysis of the variance for days 8 to 14 revealed that group and time had highly significant main effects (Ps<0.001) and a group x time interaction was noted (P<0.001).

Figure 9 above shows the HIF-1 Expression in prostate tumors and the impact of the treatment of AEOL 10150 in a study by Dr. Gridley of Loma Linda University.

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

Future Development Plans

We plan to leverage off the development of AEOL 10150 as a potential medical countermeasure against the effects of acute radiation syndrome in the lungs and GI Tract to develop AEOL 10150 as an adjuvant for radiation therapy.  We believe we would be able to use many of the non-clinical studies as support for efficacy and will be running the required safety studies in radiation therapy patients and therefore can use the studies for support of an NDA filing for both indications.

Competition

There are currently three drugs approved for the treatment of the side effects of radiation therapy.  Amifostine (Ethyol®) is approved by the FDA as a radioprotector.  Amifostine (Ethyol®) is marketed by MedImmune, Inc. for use in reduction of chemotherapy-induced kidney toxicity associated with repeated administration of cisplatin in patients with advanced ovarian cancer and radiation-induced xerostomia (damage to the salivary gland) in patients undergoing post-operative radiation treatment for head and neck cancer.  MedImmune is studying amifostine in other indications of radiation therapy.  KepivanceTM (palifermin) is marketed by Amgen, Inc. for use in the treatment of severe oral mucositis (mouth sores) in patients with hematologic (blood) cancers who are undergoing high-dose chemotherapy followed by bone transplant.  Amgen is also studying Kepivance as an antimucositis agent in patients with head and neck cancer, non small cell lung cancer and colon cancer.  Salagen Tablets (pilocarpine hydrochloride) (“Salagen”) is marketed by MGI Pharma in the United States as a treatment for the symptoms of xerostomia induced by radiation therapy in head and neck cancer patients.  In addition, there are many drugs under development to treat the side effects of radiation therapy.

Funding Options

We plan on funding the development of AEOL 10150 as an adjuvant in radiation therapy using internally generated funds and will most likely follow the development of AEOL 10150 as a medical countermeasure.  We have also been contacted by the National Cancer Institute (NCI) about the possibility of NCI funded phase 1 or phase 2 studies of the compound as a potential treatment for cancer radiation therapy.

AEOL 10150 in Amyotrophic Lateral Sclerosis

Overview

Amyotrophic Lateral Sclerosis (“ALS”), commonly referred to as “Lou Gehrig’s disease,” the most common motor neuron disease, results from progressive degeneration of both upper and lower motor neurons.  According to the ALS Association (“ALSA”), the incidence of ALS is two per 100,000 people.  ALS occurs more often in men than women, with typical onset between 40 and 70 years of age.  ALS is a progressive disease and approximately 80% of ALS patients die within five years of diagnosis, with only 10% living more than 10 years.  The average life expectancy is two to five years after diagnosis, with death from respiratory and/or bulbar muscle failure.  The International Alliance of ALS/MND Associations reports there are over 350,000 patients with ALS/MND worldwide and 100,000 people die from the disease each year worldwide.  In the United States, ALSA reports that there are approximately 30,000 patients with ALS with 5,600 new patients diagnosed each year.

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

Pre-clinical studies

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

Table 1.  Effect of AEOL 10150 on survival of G93A transgenic mice

Figure 10.

Table 1 and Figure 10 above show that AEOL 10150 treatment resulted in a greater than 2.5 times mean survival interval, compared to control.  AEOL 10150-treated mice were observed to remain mildly disabled until a day or two before death.  In contrast, control mice experienced increased disability daily.

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

Future Development Plans

We do not currently have any plans to pursue the development of AEOL 10150 for the treatment of ALS unless we are able to obtain funding specifically for this purpose.

Competition

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

AEOL 10150 Clinical Development Program

AEOL 10150 has been tested for safety, tolerability and pharmacokinetics with no serious or clinically significant adverse effects observed.  To date, 38 patients have received AEOL 10150 in three clinical trials designed to test the safety and tolerability of the drug candidate.

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

During 2008, we completed a follow-on Phase I open label compassionate use multiple dose study of AEOL 10150 in a patient diagnosed with progressive and debilitating amyotrophic ALS.  The study was conducted at the University of California, Los Angeles by Martina Wiedau-Pazos, M.D., and was designed to evaluate the safety and efficacy of AEOL 10150 in an ALS patient over an extended period of time.  The patient received a subcutaneous injection of 75mg of AEOL 10150 two times each day for 34 days.  Efficacy and safety data was monitored for the duration of the study.  The primary objective of this study was to assess the clinical efficacy of AEOL 10150 with respect to the patient’s baseline assessment of functional status.  Secondary objectives included the assessments of muscle strength, respiratory function, quality of life and safety.  The patent’s baseline efficacy results were an ALS Functional Rating Scale (“ALSFRS-R”) rating of 19, Muscle strength Manual Muscle Testing Scale  (“MMTS”) of 68 and a forced vital capacity  (“FVC”) of 30%.  The patient’s results after 2 months were an ALSFRS-R rating of 22, a MMTS rating of 86 and an FVC of 28%.   It should be noted that the subject began using breathing assistance (BiPAP) approximately two weeks after the study started.  The patient discontinued treatment due to nausea and moderately increased liver transaminases. Other drug-associated adverse events included mild skin irritation at the injection site and mild urine discoloration.

We do not currently have any plans to launch any additional clinical trials of AEOL 10150 for the treatment of ALS unless we are able to obtain funding specifically for this purpose.  However, we believe our safety studies completed as a therapy for ALS may be utilized to demonstrate safety for our primary indications.

AEOL 11207

Overview

We have selected AEOL 11207 as our second development candidate based upon results from data obtained from our pre-clinical testing of our pipeline drug candidates.  Because of the wide-ranging therapeutic opportunities that the compound evidenced in diverse pre-clinical models of human diseases, we have not yet ascertained what the most robust therapeutic use of AEOL 11207 might be.  However, data collected to date suggest that AEOL 11207 may be useful as a potential once-every-other-day oral therapeutic treatment option for central nervous system (“CNS”) disorders, most likely Parkinson’s disease.

Parkinson’s disease is a common neurodegenerative disorder, second in occurrence among these disorders only to Alzheimer’s disease.  According to the National Parkinson Foundation, Parkinson’s affects as many as one million people in the United States, with approximately 60,000 new cases diagnosed in the United States each year.

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

Pre-clinical studies

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

Future Development Plans

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

Funding Options

The University of Colorado, our research provider for the development of AEOL 11207 for the treatment of Parkinson’s Disease, recently received funding from the Michael J. Fox Foundation to further test AEOL 11207.

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

Antioxidants as Therapeutics

Because of the role that oxygen-derived free radicals play in disease, scientists are actively exploring the possible role of antioxidants as a treatment for related diseases.  Preclinical and clinical studies involving treatment with SOD, the body’s natural antioxidant enzyme, or more recently, studies involving over-expression of SOD in transgenic animals, have shown promise of therapeutic benefit in a broad range of disease therapies.  Increased SOD function improves outcome in animal models of conditions including stroke, ischemia-reperfusion injury (a temporary cutoff of blood supply to tissue) to various organs, harmful effects of radiation and chemotherapy for the treatment of cancer, and in neurological and pulmonary diseases.  Clinical studies with bovine SOD, under the brand Orgotein, or recombinant human SOD in several conditions including arthritis and protection from limiting side effects of cancer radiation or chemotherapy treatment, have also shown promise of benefit.  The major limitations of enzymatic SOD as a therapeutic are those found with many proteins, most importantly limited cell penetration and allergic reactions.  Allergic reactions led to the withdraw of Orgotein from almost every worldwide market.

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

Contracts and Grants

We seek to advance development of our drug candidates through external funding arrangements. We may slow down development programs or place them on hold during periods that are not covered by external funding. We have received external funding awards for the development of AEOL 10150 as a MCM for acute radiation syndrome in the GI, sulfur mustard gas and chlorine gas exposure.

On August 31, 2009, we submitted a white paper to BARDA in response to Special Instructions Amendment 4 to a Broad Agency Announcement (BAA-BARDA-09-34) for advanced research and development of medical countermeasures for chemical, biological, radiological and nuclear threats. The purpose of the special instructions amendment was to specifically solicit solutions for treating cutaneous and/or pulmonary (life-threatening pneumonitis and fibrosis) injuries resulting from exposure to ionizing radiation. BARDA is interested in advanced development and eventual licensure/approval of MCMs for cutaneous and/or pulmonary injuries resulting from an acute exposure to radiation from a radiological/nuclear accident or attack, particularly injuries associated with ARS or DEARE.

We continue to actively pursue additional government or foundation sponsored development contracts and grants and to encourage both governmental, non-governmental agencies and philanthropic organizations to provide development funding or to conduct clinical studies of our drug candidates.

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

National Jewish Health

We have obtained an exclusive worldwide license from the National Jewish Health (the “NJH”) to develop, make, use and sell products using proprietary information and technology developed under a previous Sponsored Research Agreement within the field of antioxidant compounds and related discoveries.  We must make milestone payments to the NJH upon the occurrence of development milestones and pay royalties on net sales.  We are also obligated to pay patent filing, prosecution, maintenance and defense costs.  The NJH agreement is terminable by the NJH in the event of breach and otherwise expires when the last licensed patent expires.

In 2009, we obtained an additional exclusive worldwide license from the NJH to develop, make, use and sell products using proprietary information and technology developed at the NJH related to certain compounds as a MCM against sulfur mustard gas exposure.  We must make milestone payments to the NJH upon the occurrence of development milestones and pay royalties on net sales.  We are also obligated to pay patent filing, prosecution, maintenance and defense costs.  The NJH agreement is terminable by the NJH in the event of breach and otherwise expires when the last licensed patent expires.

Research and Development Expenditures

Expenditures for research and development activities were $711,000, $977,000, and $1,381,000 during the years ended September 30, 2009, 2008 and 2007, respectively.  Research and development expenses for fiscal 2009 related primarily to the advancement of our lead compound, AEOL 10150.

Manufacturing

We currently do not have the capability to manufacture any of our drug candidates on a commercial scale.  Assuming the successful development of one or more of our catalytic antioxidant compounds, we plan to contract with third parties to manufacture them.

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

Biodefense Industry

Market Overview

The market for biodefense countermeasures has grown dramatically as a result of the increased awareness of the threat of global terror activity in the wake of the September 11, 2001 terrorist attacks.  The U.S. government is the principal source of worldwide biodefense spending. Most U.S. government spending on biodefense programs is in the form of development funding from NIAID, BARDA and the DoD, and procurement of countermeasures by BARDA, the CDC and the DoD. The U.S. government is now the largest source of development and procurement funding for academic institutions and biotechnology companies conducting biodefense research or developing vaccines and immunotherapies directed at potential agents of bioterror or biowarfare.

We analyze the biodefense market in three segments; the United States military market, United States commercial market and non U.S. markets.  With the U.S. government funding representing the vast majority of the worldwide market.  According to the Center for Biosecurity at the University of Pittsburgh Medical Center the U.S. government biodefense military and civilian spending approximated $8 billion in fiscal 2009 and has averaged around $5.5 billion from fiscal years 2001 to 2009.  Funding in fiscal year 2010 is expected to be $6 billion.

•                  U.S. Civilian: The U.S. civilian market includes funds to protect the U.S. population from biological agents and is largely funded by the Project BioShield Act of 2004.  Project BioShield, the U.S. government’s largest biodefense initiative, governs and funds with $5.6 billion the procurement of biodefense countermeasures for the SNS for the period from July 2004 through 2013.  A total of $3.7 billion remains in the Project BioShield Special Reserve Funds for future grants as of March 2009.

•                  U.S. Military:  The DoD is responsible for the development and procurement of countermeasures for the military segment which focuses on providing protection for military personnel and civilians who are on active duty. Funding in fiscal year 2009 is expected to be approximately $737 million compared to estimated spending of $622 million for 2008.  We anticipate that annual funding for the programs through 2013 will continue in a comparable range.

•                  Non-U.S. Markets:  Non-U.S. markets address protection against biowarfare agents for both civilians and military personnel in foreign countries. We anticipate that foreign countries will want to procure biodefense products as they are developed and validated by procurement by the U.S. government.

Project BioShield and the Pandemic and All-Hazards Preparedness Act

The Project BioShield Act, which became law in 2004, authorizes the procurement of countermeasures for chemical, biological, radiological and nuclear attacks for the Strategic National Stockpile (“SNS”) which is a national repository of medical assets and countermeasures designed to provide federal, state and local public health agencies with medical supplies needed to treat those affected by terrorist attacks, natural disasters, industrial accidents and other public health emergencies. Project BioShield provided appropriations of $5.6 billion to be expended over ten years into a special reserve fund.   As March 2009, a total of $3.7 billion remains in the Project BioShield Special Reserve Funds for future grants.

The Pandemic and All-Hazards Preparedness Act, passed in 2006, established BARDA as the agency responsible for awarding procurement contracts for biomedical countermeasures and providing development funding for advanced research and development in the biodefense arena, and supplements the funding available under Project BioShield for chemical, biological, radiological and nuclear countermeasures, and provides funding for infectious disease pandemics. Funding for BARDA is provided by annual appropriations by Congress. Congress also appropriates annual funding for the CDC for the procurement of medical assets and countermeasures for the SNS and for NIAID to conduct biodefense research. This appropriation funding supplements amounts available under Project BioShield.

Currently, the U.S. government may, at its discretion, purchase critical biodefense products for the SNS prior to FDA approval based on Emergency Use Authorization (“EUA”) enabled under the Project Bioshield legislation.  On an ongoing basis we monitor notices for requests for proposal, grants and other potential sources of government funding that could potentially support the development of our drug candidates.  Nevertheless, changes in government budgets, priorities and agendas as well as political pressures could result in a reduction in overall government financial support for the biodefense sector in general and/or specifically the drug candidates we are developing.  Due to the current economic downturn, the accompanying fall in tax revenues and the U.S. government’s efforts to stabilize the economy, the U.S. government may be forced or choose to reduce or delay spending in the biodefense field, which could decrease the likelihood of future government contract awards, the likelihood that the government will exercise its right to extend any of its existing contracts and/or the likelihood that the government would procure products from us.  (For further information, see “Risk Factors — Risks Related to Our Dependence on U.S. Government Contracts — U.S. government agencies have special contracting requirements which give them the ability to unilaterally control contracts.”) As a result, further development of our drug candidates and ultimate product sales to the government, if any, could be delayed or stopped altogether.

Competition

General

Competition in the pharmaceutical industry is intense and we expect it to increase.  Technological developments in our field of research and development occur at a rapid rate and we expect competition to intensify as advances in this field are made.  We will be required to continue to devote substantial resources and efforts to research and development activities.  Our most significant competitors, among others, are fully integrated pharmaceutical companies and more established biotechnology companies, which have substantially greater financial, technical, sales, marketing, and human resources than we do.  These companies may succeed in developing and obtaining regulatory approval for competitive products more rapidly than we can for our drug candidates.  In addition, competitors may develop technologies and products that are, or are perceived as being, cheaper, safer or more effective than those being developed by us or that would render our technology obsolete.

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

We are aware of products in research or development by our competitors that address the diseases and therapies being targeted by us.  In addition, there may be other competitors of whom we are unaware with products which might be more effective or have fewer side effects than our products and those of our known competitors.  The following discussion is a summary of information known to us and is not meant to be an exhaustive list of our competitors or their products or drug candidates.

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

As of December 24, 2009, our catalytic antioxidant small molecule technology base is described in thirteen issued United States patents and five United States pending patent applications.  These patents and patent applications belong in whole or in part to Duke or the NJH and are licensed to us.  These patents and patent applications cover soluble manganic porphyrins as antioxidant molecules as well as targeted compounds obtained by coupling such antioxidant compounds to molecules that bind to specific extracellular elements.  The pending U.S. patent applications and issued U.S. patents include composition of matter claims and method claims for several series of compounds.  Corresponding international patent applications have been filed, 75 of which have issued as of December 24, 2009.

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

The steps required by the FDA before new drug products may be marketed in the United States include:
•	completion of preclinical studies;
•	the submission to the FDA of a request for authorization to conduct clinical trials on an IND, which must become effective before clinical trials may commence;
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

Legislation and Regulation Related to Bioterrorism Counteragents

Because some of our drug candidates are intended for the treatment of diseases that may result from acts of bioterrorism, they may be subject to the specific legislation and regulation described below.

Project BioShield

The Project BioShield Act of 2004 provides expedited procedures for bioterrorism related procurement and awarding of research grants, making it easier for HHS to quickly commit funds to countermeasure projects. Project BioShield relaxes procedures under the Federal Acquisition Regulation for procuring property or services used in performing, administering or supporting biomedical countermeasure research and development. In addition, if the Secretary of HHS deems that there is a pressing need, Project BioShield authorizes the Secretary to use an expedited award process, rather than the normal peer review process, for grants, contracts and cooperative agreements related to biomedical countermeasure research and development activity.

Under Project BioShield, the Secretary of HHS, with the concurrence of the Secretary of the Department of Homeland Security (“DHS”), and upon the approval of the President, can contract to purchase unapproved countermeasures for the SNS in specified circumstances. Congress is notified of a recommendation for a stockpile purchase after Presidential approval. Project BioShield specifies that a company supplying the countermeasure to the SNS is paid on delivery of a substantial portion of the countermeasure. To be eligible for purchase under these provisions, the Secretary of HHS must determine that there is sufficient and satisfactory clinical results or research data, including data, if available, from preclinical and clinical trials, to support a reasonable conclusion that the countermeasure will qualify for approval or licensing within eight years. Project BioShield also allows the Secretary of HHS to authorize the emergency use of medical products that have not yet been approved by the FDA. To exercise this authority, the Secretary of HHS must conclude that:

•	the agent for which the countermeasure is designed can cause serious or life-threatening disease;

•	the product may reasonably be believed to be effective in detecting, diagnosing, treating or preventing the disease;

•	the known and potential benefits of the product outweigh its known and potential risks; and

•	there is no adequate alternative to the product that is approved and available.

Although this provision permits the Secretary of HHS to circumvent the FDA approval process, its use would be limited to rare circumstances.

Safety Act

The Support Anti-Terrorism by Fostering Effective Technologies Act, or Safety Act, enacted by the U.S. Congress in 2002 creates product liability limitations for qualifying anti-terrorism technologies for claims arising from or related to an act of terrorism. In addition, the Safety Act provides a process by which an anti-terrorism technology may be certified as an “approved product” by the Department of Homeland Security and therefore entitled to a rebuttable presumption that the government contractor defense applies to sales of the product. The government contractor defense, under specified circumstances, extends the sovereign immunity of the United States to government contractors who manufacture a product for the government. Specifically, for the government contractor defense to apply, the government must approve reasonably precise specifications, the product must conform to those specifications and the supplier must warn the government about known dangers arising from the use of the product.

Public Readiness and Emergency Preparedness Act

The Public Readiness and Emergency Preparedness Act (the “PREP Act”), enacted by Congress in 2005 provides immunity for manufacturers from all claims under state or federal law for “loss” arising out of the administration or use of a “covered countermeasure”. However, injured persons may still bring a suit for “willful misconduct” against the manufacturer under some circumstances. “Covered countermeasures” include security countermeasures and “qualified pandemic or epidemic products”.  For these immunities to apply, the Secretary of HHS must issue a declaration in cases of public health emergency or “credible risk” of a future public health emergency. We cannot predict whether Congress will fund the relevant PREP Act compensation programs; or whether the necessary prerequisites for immunity would be triggered with respect to our drug candidates.

Foreign Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The actual time required to obtain clearance to market a product in a particular foreign jurisdiction may vary substantially, based upon the type, complexity and novelty of the pharmaceutical product candidate and the specific requirements of that jurisdiction. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary from country to country.

Reimbursement and Pricing Controls

In many of the markets where we could commercialize a drug candidate following regulatory approval, the prices of pharmaceutical products are subject to direct price controls by law and to reimbursement programs with varying price control mechanisms.

In the United States, there is an increasing focus on drug pricing in recent years. There are currently no direct government price controls over private sector purchases in the United States. However, the Veterans Health Care Act establishes mandatory price discounts for certain federal purchasers, including the Veterans Administration, Department of Defense, and the Public Health Service; the discounts are based on prices charged to other customers.

Under the Medicaid program (a joint federal/state program that provides medical coverage to certain low income families and individuals), pharmaceutical manufacturers must pay prescribed rebates on specified drugs to enable them to be eligible for reimbursement.  Medicare (the federal program that provides medical coverage for the elderly and disabled) generally reimburses for physician-administered drugs and biologics on the basis of the product’s average sales price.  Outpatient drugs may be reimbursed under Medicare Part D. Part D is administered through private entities that attempt to negotiate price concessions from pharmaceutical manufacturers. Various states have adopted further mechanisms that seek to control drug prices, including by disfavoring higher priced products and by seeking supplemental rebates from manufacturers. Managed care has also become a potent force in the market place that increases downward pressure on the prices of pharmaceutical products.

Public and private health care payors control costs and influence drug pricing through a variety of mechanisms, including through negotiating discounts with the manufacturers and through the use of tiered formularies and other mechanisms that provide preferential access to particular products over others within a therapeutic class. Payors also set other criteria to govern the uses of a drug that will be deemed medically appropriate and therefore reimbursed or otherwise covered. In particular, many public and private health care payors limit reimbursement and coverage to the uses that are either approved by the FDA or that are supported by other appropriate evidence, such as published medical literature, and appear in a recognized compendium. Drug compendia are publications that summarize the available medical evidence for particular drug products and identify which uses are supported or not supported by the available evidence, whether or not such uses have been approved by the FDA.

Different pricing and reimbursement schemes exist in other countries. In the European Community, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

Regulations Regarding Government Contracting

We may become a government contractor in the United States and elsewhere which would mean that we would be subject to various statutes and regulations, including the Federal Acquisition Regulation, which govern the procurement of goods and services by agencies of the United States and other countries. These governing statutes and regulations can impose stricter penalties than those normally applicable to commercial contracts, such as criminal and civil damages liability and suspension and debarment from future government contracting. In addition, pursuant to various statutes and regulations, our government contracts can be subject to unilateral termination or modification by the government for convenience in the United States and elsewhere, detailed auditing requirements and accounting systems, statutorily controlled pricing, sourcing and subcontracting restrictions and statutorily mandated processes for adjudicating contract disputes.

Hazardous Materials and Select Agents

Our development and manufacturing processes involve the use of hazardous materials, including chemicals and radioactive materials, and produce waste products. Accordingly, we are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials. In addition to complying with environmental and occupational health and safety laws, we must comply with special regulations relating to biosafety administered by the CDC, HHS and the DoD.

Other Regulations

In the United States and elsewhere, the research, manufacturing, distribution, sale and promotion of drug and biological products are subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare and Medicaid Services; other divisions of HHS, such as the Office of Inspector General: the U.S. Department of Justice and individual U.S. Attorney offices within the Department of Justice and state and local governments. For example, sales, marketing and scientific and educational grant programs must comply with the anti-kickback and fraud and abuse provisions of the Social Security Act, the False Claims Act, the privacy provisions of the Health Insurance Portability and Accountability Act and similar state laws. Pricing and rebate programs must comply with the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990 and the Veterans Health Care Act of 1992. All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws.

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

During fiscal 2008, CPEC received a milestone payment from ARCA of $500,000.  The milestone payment was triggered by the acceptance by the FDA of a NDA for bucindolol.  Future milestone payments and royalty payments to CPEC and Aeolus, if any, while provided for under the agreement between CPEC and ARCA, cannot be assured or guaranteed.  Also as a result of the filing of the NDA with the FDA, we are obligated to pay $412,500 in the form of cash or stock at our election to the majority owner of CPEC who will in turn pay the original licensors of bucindolol per the terms of the 1994 Purchase Agreement of CPEC.  The obligation is included in our financial statements under the heading “Accounts Payable.”

During fiscal 2009, we sold our holdings of ARCA generating a gain of $133,000.  In addition during fiscal 2009, ARCA received a Complete Response letter from the FDA for its NDA for bucindolol for the treatment of patients with chronic heart failure.   In the Complete Response letter, the FDA states that it cannot approve the NDA in its current form and specifies additional actions and information required for approval of the bucindolol NDA.

Employees

At December 24, 2009, we had two employees; David C. Cavalier, our Chairman of the Board and  John L. McManus, our President and Chief Executive Officer.  Mr. Cavalier and Mr. McManus are not represented by a labor union.  Each of our other executive officers and service providers are consultants.

Executive Officers

Our executive officers and their ages as of December 24, 2009 were as follows:

Name	Age	Position(s)

John L. McManus	45	President and Chief Executive Officer
Brian J. Day, Ph.D.	49	Chief Scientific Officer
Michael P. McManus	40	Chief Financial Officer, Treasurer and Secretary

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

Brian J. Day, Ph.D. Dr. Day is a part-time consultant and was appointed Chief Scientific Officer of Aeolus in September 2004.  Dr. Day has extensive training in both pharmacology and toxicology with over 14 years experience.  Since 1994 he has helped guide the design and synthesis of metalloporphyrins and has discovered a number of their novel activities in biological systems.  Dr. Day has authored over 70 original scientific publications and served as a consultant to biotechnology companies for over 10 years.  He is an active member of a number of scientific societies including the American Chemical Society, Society for Free Radicals in Biology and Medicine, and Society of Toxicology, where he served on the Board of Publications.  Dr. Day has been at the NJH since 1997 and currently is a Professor in the Environmental and Occupational Health Sciences Division.  He is one of the scientific co-founders of Aeolus and an inventor on a majority of the catalytic antioxidant program’s patents.

Michael P. McManus.  Mr. McManus began as a consultant to the Company in June 2005, serving as Chief Accounting Officer, Treasurer and Secretary.  In July 2006, Mr. McManus was appointed Chief Financial Officer, Treasurer and Secretary.  Mr. McManus served as the Executive Vice President of MFC from 1995 to 2008.  MFC is a leading provider of financial, management and investor relations consulting and support services to publicly traded companies.  From 2001 to 2003, Mr. McManus also served as Controller and Principal Accounting Officer of Spectrum Pharmaceuticals, Inc., where he was responsible for restructuring Spectrum’s accounting and administration functions.  Prior to joining MFC, from 1991 to 1995, he worked at Price Waterhouse LLP (now PricewaterhouseCoopers LLP) as an audit manager for healthcare and financial services companies.  Mr. McManus is a retired Certified Public Accountant and holds a B.S. in Accounting from the University of Southern California.

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

We have incurred significant losses over the past five years, including net losses of $2.3 million, $3.0 million and $3.0 million for the years ended September 30, 2009, 2008 and 2007, respectively, and we had an accumulated deficit of approximately $161.2 million as of September 30, 2009.  Our operating losses have been due primarily to our expenditures for research and development on our drug candidates and for general and administrative expenses and our lack of significant revenues.  We are likely to continue to incur operating losses until such time, if ever, that we generate significant recurring revenues.  We anticipate it will take a minimum of four years (and possibly longer) for us to generate recurring revenues, since we expect that it will take at least that long before the development of any of our licensed or other current potential products is completed, marketing approvals are obtained from the FDA and commercial sales of any of these products can begin.

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

As of September 30, 2009, we had cash of approximately $646,000.  In addition, we raised $1,650,000 in October 2009 through the sale of our common stock and warrants.  We expect to use these funds, including any additional funds received pursuant to the issuance of additional Common Stock and the exercise of outstanding warrants to purchase our capital stock, to continue the development of our drug candidates, to expand the development of our drug pipeline and for working capital.

We believe we have adequate financial resources to fund our current operations into the fourth quarter of fiscal year 2010.  However, in order to fund on-going cash requirements beyond that point, or to further accelerate or expand our programs, we will need to raise additional funds.  We are considering strategic and financial options available to us, including public or private equity offerings, debt financings and collaboration arrangements.  If we raise additional funds by issuing securities, our stockholders will experience dilution of their ownership interest.  Debt financings, if available, may involve restrictive covenants and require significant interest payments.  If we do not receive additional financing to fund our operations through the fourth quarter of fiscal 2010, we would have to discontinue some or all of our activities, merge with or sell some or all of our assets to another company, or cease operations entirely, and our stockholders might lose all or part of their investments.

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

In its audit opinion issued in connection with our consolidated balance sheets as of September 30, 2009 and 2008 and our consolidated statements of operations, stockholder’s equity and cash flows for the years ended September 30, 2009, 2008 and 2007, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern given our recurring net losses, negative cash flows from operations and working capital deficiency.  The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue in existence.

We have a history of operating losses, expect to continue to incur substantial losses and may never become profitable.

We have no products approved for commercialization in the United States or abroad.  Our drug candidates are still being developed, and all but our AEOL 10150 candidate are still in early stages of development.  Our drug candidates will require significant additional development, clinical trials, regulatory clearances or approvals by the FDA and additional investment before they can be commercialized in the United States.

Our likelihood for achieving profitability will depend on numerous factors, including success in:

•	developing our existing drug candidates and developing and testing new drug candidates;
•	carrying out our intellectual property strategy;
•	establishing our competitive position;
•	achieving third-party collaborations;
•	receiving regulatory approvals;
•	manufacturing and marketing products; and
•	receiving government funding and identifying new government funding opportunities.

Many of these factors will depend on circumstances beyond our control.  We cannot guarantee that we will achieve sufficient revenues for profitability.  Even if we do achieve profitability, we cannot guarantee that we can sustain or increase profitability on a quarterly or annual basis in the future.  If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, then our business, results of operations, financial condition and cash flows will be materially and adversely affected.

The current turmoil affecting the financial markets and the possibility that financial institutions may consolidate or cease operations has resulted in a tightening in the credit markets, a low level of liquidity in many financial markets and extreme volatility in fixed income, credit, currency and equity markets.  As a result, there can be no assurances that we will be successful in obtaining sufficient financing on commercially reasonable terms or at all.  Our requirements for additional capital may be substantial and will be dependent on many factors, including the success of our research and development efforts, our ability to commercialize and market products, our ability to successfully pursue our licensing and collaboration strategy, the receipt of government funding, competing technological developments, costs associated with the protection of our intellectual property and any future change in our business strategy.

As of September 30, 2009, we had an accumulated deficit of $161.2 million from our research, development and other activities.  We have not generated material revenues from product sales and do not expect to generate product revenues sufficient to support us for at least several more years.

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

All of our drug candidates are at various stages of development and must be approved by the FDA or similar foreign governmental agencies before they can be marketed.  The process for obtaining FDA and foreign regulatory approval is both time-consuming and costly, with no certainty of a successful outcome.  This process typically requires extensive preclinical and clinical testing, which may take longer or cost more than we anticipate, and may prove unsuccessful due to numerous factors.  Drug candidates that may appear to be promising at early stages of development may not successfully reach the market for a number of reasons.  The results of preclinical and initial clinical testing of these drug candidates may not necessarily indicate the results that will be obtained from later or more extensive testing.  A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials.

Numerous factors could affect the timing, cost or outcome of our drug development efforts, including the following:
•      Difficulty in securing research laboratories to conduct research activities;
•      Difficulty in securing centers to conduct trials;
•      Difficulty in enrolling patients in conformity with required protocols or projected timelines;
•      Unexpected adverse reactions by patients in trials;
•      Difficulty in obtaining clinical supplies of the product;
•      Changes in the FDA’s or other regulatory body’s requirements for our testing during the course of that testing;
•      Inability to generate statistically significant data confirming the efficacy of the product being tested;
•      Modification of the drug during testing; and
•      Reallocation of our limited financial and other resources to other clinical programs.

It is possible that none of the products we develop will obtain the regulatory approvals necessary for us to begin commercializing them.  The time required to obtain FDA and other approvals is unpredictable but often can take years following the commencement of clinical trials, depending upon the nature of the drug candidate.  Any analysis we perform of data from clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval.  Any delay or failure in obtaining required approvals could have a material adverse effect on our ability to generate revenues from the particular drug candidate and we may not have the financial resources to continue to develop our drug candidates and, as a result, may have to terminate our operations.

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

We are and expect to remain dependent upon collaborations with third parties for the development of new products, and adverse events involving these collaborations could prevent us from developing and commercializing our drug candidates and achieving profitability.

We currently license from third parties, and do not own, rights under patents and certain related intellectual property for the development of our drug candidates.  In addition, we expect to enter into agreements with third parties to license rights to our drug candidates.  We might not be able to enter into or maintain these agreements on terms favorable to us, if at all.  Further if any of our current licenses were to expire or terminate, our business, prospects, financial condition and results of operations could be materially and adversely affected.

Our research and development activities rely on technology licensed from third parties, and termination of any of those licenses would result in loss of significant rights to develop and market our products, which would impair our business, prospects, financial condition and results of operations.

We have exclusive worldwide rights to our antioxidant small molecule technology through license agreements with Duke University and the National Jewish Health.  Each license generally may be terminated by the licensor if we fail to perform our obligations under the agreement, including obligations to develop the compounds and technologies under license.  If terminated, we would lose the right to develop the products, which could adversely affect our business, prospects, financial condition and results of operations.  The license agreements also generally require us to meet specified milestones or show reasonable diligence in development of the technology.  If disputes arise over the definition of these requirements or whether we have satisfied the requirements in a timely manner, or if any other obligations in the license agreements are disputed by the other party, the other party could terminate the agreement, and we could lose our rights to develop the licensed technology.

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

If we do not receive the contract from the Biomedical Advanced Research and Development Authority (“BARDA”) for advanced research and development of medical countermeasures for chemical, biological, radiological and nuclear threats, we would be dependent upon grants from NIH for continued development of AEOL 10150 for Pulmonary ARS, or we would  need to curtail our development program in this area  significantly and we may be placed at a competitive disadvantage in addressing this market opportunity.

On March 4, 2009, BARDA issued a Special Instructions Amendment 4 to a Broad Agency Announcement (BAA-BARDA-09-34) for advanced research and development of medical countermeasures for chemical, biological, radiological and nuclear threats.  We submitted a white paper to this request on August 31, 2009.   We are currently aware of at least one other company who has submitted a white paper.  Timing for an award under this announcement remains uncertain.  There can be no assurance that we will be awarded a contract under that announcement or if we receive a contract, that it will not include substantial conditions, that we can satisfy any of the conditions or that we can begin to receive any proceeds from any such contract within any specific period of time.

Necessary Reliance on the Animal Rule in Conducting Trials is Time-Consuming and Expensive.

To obtain FDA approval for our drug candidate for a bioterrorism indication under current FDA regulations, we are required to utilize animal model studies for efficacy and provide animal and human safety data under the “Animal Rule.”  For many of the biological and chemical threats, animal models are not yet available, and as such we are developing, or will have to develop, appropriate animal models, which is a time-consuming and expensive research effort.  Further, we may not be able to sufficiently demonstrate the animal correlation to the satisfaction of the FDA, as these corollaries are difficult to establish and are often unclear.  The FDA may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies, refuse to approve our products, or place restrictions on our ability to commercialize those products.  Further, other countries do not, at this time, have established criteria for review and approval of these types of products outside their normal review process; i.e., there is no “Animal Rule” equivalent, and consequently there can be no assurance that we will be able to make a submission for marketing approval in foreign countries based on such animal data.

Additionally, few facilities in the U.S. and internationally have the capability to test animals with radiation, nerve agents, or other lethal biotoxins or chemical agents or otherwise assist us in qualifying the requisite animal models.  We have to compete with other biodefense companies for access to this limited pool of highly specialized resources.  We therefore may not be able to secure contracts to conduct the testing in a predictable timeframe, cost-effectively or at all.

Even if we succeed in commercializing our drug candidates, they may not become profitable and manufacturing problems or side effects discovered at later stages can further increase costs of commercialization.

We cannot assure you that any drugs resulting from our research and development efforts will become commercially available.  Even if we succeed in developing and commercializing our drug candidates, we may never generate sufficient or sustainable revenues to enable us to be profitable.  Even if effective, a product that reaches market may be subject to additional clinical trials, changes to or re-approvals of our manufacturing facilities or a change in labeling if we or others identify side effects or manufacturing problems after a product is on the market.  This could harm sales of the affected products and could increase the cost and expenses of commercializing and marketing them.  It could also lead to the suspension or revocation of regulatory approval for the products.

We and our CMOs will also be required to comply with the applicable FDA current cGMP regulations.  These regulations include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation.  Manufacturing facilities are subject to inspection by the FDA.  These facilities must be approved to supply licensed products to the commercial marketplace.  We and our contract manufacturers may not be able to comply with the applicable cGMP requirements and other FDA regulatory requirements.  Should we or our contract manufacturers fail to comply, we could be subject to fines or other sanctions or could be prohibitedfrom marketing any products we develop.

Risks Related to Our Dependence on U.S. Government Grants and Contracts

Most of our immediately foreseeable future revenues are contingent upon grants and contracts from the U.S. government and we may not achieve sufficient, if any, revenues from these agreements to attain profitability.

For the foreseeable future, we believe our main customer, if any, will be national governments, primarily the U.S. government.  There can be no assurances that we will receive any grants.  The process of obtaining government contracts is lengthy and uncertain and we will have to compete with other companies for each contract.  There can be no assurances that we will be awarded any contracts to supply the U.S. or other governments with our drug candidates as such awards may be made, in whole or in part, to our competitors.  If the U.S. government makes significant future contract awards for the supply to the U.S. emergency stockpile of a competing product, our business will be harmed and it is unlikely that we will ultimately be able to supply that particular treatment or product to foreign governments or other third parties.  Further, changes in government budgets and agendas, or advances by our competitors, may result in a decreased and de-prioritized emphasis on procuring the biodefense products we are developing.

Due to the current economic downturn, the accompanying fall in tax revenues and the U.S. government’s efforts to stabilize the economy, the U.S. government may be forced or choose to reduce or delay spending in the biodefense field, which could decrease the likelihood of future government contract awards or that the government would procure products from us.

The U.S. government’s determination to award any contracts may be challenged by an interested party, such as another bidder, at the GAO or in federal court.  If such a challenge is successful, a contract may be terminated.

   The laws and regulations governing the procurement of goods and services by the U.S. government provide procedures by which other bidders and other interested parties may challenge the award of a government contract.  If we are awarded a government contract, such challenges or protests could be filed even if there are not any valid legal grounds on which to base the protest.  If any such protests are filed, the government agency may decide to suspend our performance under the contract while such protests are being considered by the GAO or the applicable federal court, thus potentially delaying delivery of goods and services and payment.  In addition, we could be forced to expend considerable funds to defend any potential award.  If a protest is successful, the government may be ordered to terminate the contract and reselect bids.  The government could even be directed to award a potential contract to one of the other bidders.

Our business may become subject to audit by the U.S. government and a negative audit could adversely affect our business.

U.S. government agencies such as the Defense Contract Audit Agency (the “DCAA”), routinely audit and investigate government contractors.  These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards.

The DCAA also reviews the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems.  Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded.  If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including:

•	termination of contracts;
•	forfeiture of profits;
•	suspension of payments;
•	fines; and
•	suspension or prohibition from conducting business with the U.S. government.

In addition, we could suffer serious reputational harm if allegations of impropriety were made against us.

Laws and regulations affecting government contracts make it more costly and difficult for us to successfully conduct our business.

We must comply with numerous laws and regulations relating to the formation, administration and performance of government contracts, which can make it more difficult for us to retain our rights under these contracts.  These laws and regulations affect how we conduct business with government agencies.  Among the most significant government contracting regulations that affect our business are:

•
the Federal Acquisition Regulations (“FAR”), and agency-specific regulations supplemental to the Federal Acquisition Regulations, which comprehensively regulate the procurement, formation, administration and performance of government contracts;

•
the business ethics and public integrity obligations, which govern conflicts of interest and the hiring of former government employees, restrict the granting of gratuities and funding of lobbying activities and incorporate other requirements such as the Anti-Kickback Act and Foreign Corrupt Practices Act;

•	export and import control laws and regulations; and
•	laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.

   Foreign governments typically also have laws and regulations governing contracts with their respective agencies.  These foreign laws and regulations could affect how we conduct business and, in some instances, impose added costs on our business.  Any changes in applicable laws and regulations could restrict our ability to obtain contracts, which could limit our ability to conduct our business and materially adversely affect our revenues and results of operations.

Because we depend on clinical research centers and other contractors for clinical and non-clinical testing, including testing under the Animal Rule, and for certain research and development activities, the results of our clinical trial, non-clinical animal efficacy studies, and research and development activities are largely beyond our control.

The nature of studies, clinical trials and our business strategy of outsourcing substantially all of our research and development and manufacturing work require that we rely on clinical research centers and other contractors to assist us with research and development, clinical and non-clinical testing (including animal efficacy studies under the Animal Rule), patient enrollment and other activities.  As a result, our success depends largely on the success of these third parties in performing their responsibilities.  Although we prequalify our contractors and believe that they are fully capable of performing their contractual obligations, we cannot directly control the adequacy and timeliness of the resources and expertise that they apply to these activities.  Furthermore, we have to compete with other biodefense companies for access to this limited pool of highly specialized resources.  If our contractors do not perform their obligations in an adequate and timely manner or we are unable to enter into contracts with them because of prior commitments to our competitors, the pace of clinical or non-clinical development, regulatory approval and commercialization of our drug candidates could be significantly delayed and our prospects could be adversely affected.

Data obtained from clinical trials is susceptible to varying interpretations, which could delay, limit or prevent regulatory clearances.

Data already obtained, or obtained in the future, from pre-clinical studies, non-clinical studies and clinical trials does not necessarily predict the results that will be obtained from later pre-clinical studies and clinical trials. Moreover, pre-clinical and clinical data is susceptible to varying interpretations, which could delay, limit or prevent regulatory approval.  A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials.  The failure to adequately demonstrate the safety and effectiveness of an intended product under development could delay or prevent regulatory clearance of the drug candidate, which would result in delays to commercialization and could materially harm our business.  Our studies and clinical trials may not demonstrate sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approvals for our drugs, and our proposed drugs may not be approved for marketing.

We may encounter delays or rejections based on additional government regulation from future legislation or administrative action or changes in FDA policy during the period of development, clinical trials and FDA regulatory review.  We may encounter similar delays in foreign countries. If any of our products are approved for commercialization, sales of the products outside the

U.S. would be subject to foreign regulatory approvals that vary from country to country.  The time required to obtain approvals from foreign countries may be shorter or longer than that required for FDA approval, and requirements for foreign licensing may differ from FDA requirements.  We may be unable to obtain requisite approvals from the FDA or foreign regulatory authorities, and even if obtained, such approvals may not be on a timely basis, or they may not cover the uses that we request.

Even if we do ultimately receive FDA approval for any of our drug candidates, these drug candidates will be subject to extensive ongoing regulation, including regulations governing manufacturing, labeling, packaging, testing, dispensing, prescription and procurement quotas, record keeping, reporting, handling, shipment and disposal of any such drug.  Failure to obtain and maintain required registrations or to comply with any applicable regulations could further delay or preclude development and commercialization of our drugs and subject us to enforcement action.

Unfavorable provisions in government contracts, some of which may be customary, may harm our business, financial condition and operating results.

Government contracts customarily contain provisions that give the government substantial rights and remedies, many of which are not typically found in commercial contracts, including provisions that allow the government to:
•	terminate existing contracts, in whole or in part, for any reason or no reason;
•	unilaterally reduce or modify contracts or subcontracts, including equitable price adjustments;
•	cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;
•	decline to exercise an option to renew a contract;
•	exercise an option to purchase only the minimum amount specified in a contract;
•	decline to exercise an option to purchase the maximum amount specified in a contract;
•	claim rights to products, including intellectual property, developed under the contract;
•	take actions that result in a longer development timeline than expected;
•	direct the course of a development program in a manner not chosen by the government contractor;
•	suspend or debar the contractor from doing business with the government or a specific government agency;
•	pursue criminal or civil remedies under the False Claims Act and False Statements Act; and
•	control or prohibit the export of products.

Generally, government contracts contain provisions permitting unilateral termination or modification, in whole or in part, at the government’s convenience. Under general principles of government contracting law, if the government terminates a contract for convenience, the terminated company may recover only its incurred or committed costs, settlement expenses and profit on work completed prior to the termination.

If the government terminates a contract for default, the defaulting company is entitled to recover costs incurred and associated profits on accepted items only and may be liable for excess costs incurred by the government in procuring undelivered items from another source.  Some government contracts grant the government the right to use, for or on behalf of the U.S. government, any technologies developed by the contractor under the government contract. If we were to develop technology under a contract with such a provision, we might not be able to prohibit third parties, including our competitors, from using that technology in providing products and services to the government.

Political or social factors may delay or impair our ability to market our products and our business may be materially adversely affected.

Products developed to treat diseases caused by, or to combat the threat of, bioterrorism will be subject to changing political and social environments.  The political and social responses to bioterrorism have been unpredictable.  Political or social pressures may delay or cause resistance to bringing our products to market or limit pricing of our products, which would harm our business.

Legislation limiting or restricting liability for medical products used to fight bioterrorism is new, and we cannot be certain that any such protection will apply to our products or if applied what the scope of any such coverage will be.

The U.S. Public Readiness Act was signed into law in December 2005 and creates general immunity for manufacturers of countermeasures, including security countermeasures (as defined in Section 319F-2(c)(1)(B) of that act), when the U.S. Secretary of Health and Human Services issues a declaration for their manufacture, administration or use.  The declaration is meant to provide general immunity from all claims under state or federal law for loss arising out of the administration or use of a covered countermeasure.  Manufacturers are excluded from this protection in cases of willful misconduct.  There can be no assurance that the Secretary of Health and Human Services will make declarations that would cover any of our other drug candidates or that the U.S. Congress will not act in the future to reduce coverage under the Public Readiness Act or to repeal it altogether.

Upon a declaration by the Secretary of Health and Human Services, a compensation fund would be created to provide “timely, uniform, and adequate compensation to eligible individuals for covered injuries directly caused by the administration or use of a covered countermeasure.”  The “covered injuries” to which the program applies are defined as serious physical injuries or death.  Individuals are permitted to bring a willful misconduct action against a manufacturer only after they have exhausted their remedies under the compensation program.  A willful misconduct action could be brought against us if an individual(s) has exhausted their remedies under the compensation program which thereby could expose us to liability.  Furthermore, there is no assurance that the Secretary of Health and Human Services will issue under this act a declaration to establish a compensation fund.  We may also become subject to standard product liability suits and other third party claims if products we develop which fall outside of the Public Readiness Act cause injury or if treated individuals subsequently become infected or otherwise suffer adverse effects from such products.

Healthcare reform measures and other statutory or regulatory changes could adversely affect our business.

The pharmaceutical and biotechnology industries are subject to extensive regulation, and from time to time legislative bodies and governmental agencies consider changes to such regulations that could have significant impact on industry participants. For example, in light of certain highly-publicized safety issues regarding certain drugs that had received marketing approval, the U.S. Congress is considering various proposals regarding drug safety, including some which would require additional safety studies and monitoring and could make drug development more costly. We are unable to predict what additional legislation or regulation, if any, relating to safety or other aspects of drug development may be enacted in the future or what effect such legislation or regulation would have on our business.

The business and financial condition of pharmaceutical and biotechnology companies are also affected by the efforts of governments, third-party payors and others to contain or reduce the costs of healthcare to consumers. In the United States and various foreign jurisdictions there have been, and we expect that there will continue to be, a number of legislative and regulatory proposals aimed at changing the healthcare system, such as proposals relating to the reimportation of drugs into the U.S. from other countries (where they are then sold at a lower price) and government control of prescription drug pricing. The pendency or approval of such proposals could result in a decrease in our share price or limit our ability to raise capital or to obtain strategic collaborations or licenses.

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

We will need to enter into collaborative arrangements for the manufacturing and marketing of our drug candidates, or we will have to develop the expertise, obtain the additional capital and invest the resources to perform those functions internally.

We do not have the staff or facilities to manufacture or market any of the drug candidates being developed in our catalytic antioxidant program.  As a result, we will need to enter into collaborative arrangements to develop, commercialize, manufacture and market products that we expect to emerge from our catalytic antioxidant program, or develop the expertise within the company.  We might not be successful in entering into such third party arrangements on terms acceptable to us, if at all.  If we are unable to obtain or retain third-party manufacturing or marketing on acceptable terms, we may be delayed in our ability to commercialize products, which could have a material adverse effect on our business, prospects, financial condition and results of operations.  Substantial additional funds and personnel would be required if we needed to establish our own manufacturing or marketing operations.  We may not be able to obtain adequate funding or establish these capabilities in a cost-effective or timely manner, which could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Our business also depends on our ability to develop and market products without infringing on the proprietary rights of others or being in breach of our license agreements.  The pharmaceutical industry is characterized by a large number of patents, patent filings and frequent and protracted litigation regarding patent and other intellectual property rights.  Many companies have numerous patents that protect their intellectual property rights.  Third parties might assert infringement claims against us with respect to our drug candidates and future products.  If litigation were required to determine the validity of a third party’s claims, we could be required to spend significant time and financial resources, which could distract our management and prevent us from furthering our core business activities, regardless of the outcome.  If we did not prevail in the litigation, we could be required to pay damages, license a third party’s technology, which may not be possible on terms acceptable to us, or at all, or discontinue our own activities and develop non-infringing technology, any of which could prevent or significantly delay pursuit of our development activities.

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

As of December 24, 2009, we had one full-time employee, our President and Chief Executive Officer.  We utilize consultants to assist with our operations and are highly dependent on the services of our executive officers.  We also are dependent on our collaborators for our research and development activities.  The loss of key executive officers or collaborators could delay progress in our research and development activities or result in their termination entirely.

We believe that our future success will depend in large part upon our ability to attract and retain highly skilled scientific and managerial personnel.  We face intense competition for these kinds of personnel from other companies, research and academic institutions, government entities and other organizations.  If we fail to identify, attract and retain personnel, we may be unable to continue the development of our drug candidates, which would have a material adverse effect on our business, prospects, financial condition and results of operations.

We face the risk of product liability claims which could exceed our insurance coverage and deplete our cash resources.

The pharmaceutical and biotechnology industries expose us to the risk of product liability claims alleging that use of our drug candidates caused an injury or harm.  These claims can arise at any point in the development, testing, manufacture, marketing or sale of pharmaceutical products and may be made directly by patients involved in clinical trials of our products, by consumers or healthcare providers or by organizations selling our products.  Product liability claims can be expensive to defend, even if the product did not actually cause the alleged injury or harm.

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
•      Obtain patents that block or otherwise inhibit the development and commercialization of our drug candidates;
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

We are continually evaluating our business strategy, and may modify this strategy in light of developments in our business and other factors.

     We continue to evaluate our business strategy and, as a result, may modify this strategy in the future. In this regard, we may, from time to time, focus our development efforts on different drug candidates or may delay or halt the development of our drug candidates.  In addition, as a result of changes in our strategy, we may also change or refocus our existing drug discovery, development, commercialization and manufacturing activities.

Our short-term investments, marketable securities and restricted investments are subject to certain risks which could materially adversely affect our overall financial position.

     We invest our cash in accordance with an established internal policy and customarily in instruments which historically have been highly liquid and carried relatively low risk. However, the capital and credit markets have been experiencing extreme volatility and disruption. Over the past two years, the volatility and disruption have reached unprecedented levels. We maintain a portfolio of investments in short-term investments, marketable debt securities and restricted investments, which are recorded at fair value. Certain of these transactions expose us to credit risk in the event of default of the issuer. To minimize our exposure to credit risk, we invest in securities with strong credit ratings. Should any of our short-term investments, marketable securities or restricted investments lose value or have their liquidity impaired, it could materially and adversely affect our overall financial position by imperiling our ability to fund our operations and forcing us to seek additional financing sooner than we would otherwise. Such financing may not be available on commercially attractive terms or at all.

Our insurance policies are expensive and protect us only from some business risks, which could leave us exposed to significant, uninsured liabilities.

     We do not carry insurance for all categories of risk that our business may encounter. We currently maintain general liability, property, auto, workers’ compensation, products liability, fiduciary and directors’ and officers’ insurance policies. We do not know, however, if we will be able to maintain existing insurance with adequate levels of coverage. For example, the premiums for our directors’ and officers’ insurance policy have increased in the past and may increase in the future, and this type of insurance may not be available on acceptable terms or at all in the future. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our cash position and results of operations.

We may have a limitation on the use of Net Operating Loss Carryforwards and Tax Credits.

Our ability to utilize our net operating loss carryforwards, or NOLs, and tax credits may be limited if we undergo or have undergone an ownership change, as defined in section 382 of the Internal Revenue Code, as a result of changes in the ownership of outstanding stock. An ownership change generally occurs if the percentage of stock owned by one or more stockholders who own, directly or indirectly, 5% or more of the value of our outstanding stock (or are otherwise treated as 5% stockholders under section 382 and the regulations promulgated thereunder) has increased by more than 50 percentage points over the lowest percentage of our outstanding stock owned by these stockholders at any time during the testing period, which is generally the three-year period preceding the potential ownership change. In the event of an ownership change, section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change NOLs.

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

In this Annual Report, we are reporting a material weakness in the effectiveness of our internal control over financial reporting related to adequate segregation of duties, which are described in more detail below under the heading “Controls and Procedures.” Based on the material weakness, we are also reporting in this Annual Report that our disclosure controls and procedures were not effective as of September 30, 2009.

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

Under the terms of the indentures governing our debt instruments, we are obligated to repay in cash the aggregate principal balance of any such notes upon maturity and in some cases upon demand.  As of the filing date of this report, we do not have available cash, cash equivalents and investments sufficient to repay the note, if presented.  In addition, there are no restrictions on our use of this cash and the cash available to repay indebtedness may decline over time.  If we do not have sufficient funds available to repay the principal balance of note, we will be required to raise additional funds.  Because the financing markets may be unwilling to provide funding to us or may only be willing to provide funding on terms that we would consider unacceptable, we may not have cash available or be able to obtain funding to permit us to meet our repayment obligations, thus adversely affecting the market price for our securities.

We may become involved in the future in legal proceedings that, if adversely adjudicated or settled, could materially impact our financial condition.

As a pharmaceutical company, we may become a party to litigation in the ordinary course of our business, including, among others, matters alleging product liability, patent or other intellectual property rights infringement, patent invalidity or breach of commercial contract.  In general, litigation claims can be expensive and time consuming to bring or defend against and could result in settlements or damages that could significantly impact results of operations and financial condition.

We are prohibited from taking certain actions and entering into certain transactions without the consent of certain holders of our Common Stock and warrants

Until the earliest to occur of the date Goodnow Capital L.L.C. owns less than 20% of our outstanding common stock or we complete, to the absolute satisfaction of Goodnow, initial clinical safety studies of AEOL 10150, and analysis of the data developed based upon such studies with results satisfactory to Goodnow, in its absolute discretion, to initiate efficacy studies of AEOL 10150 or we initiate the dosing of the first human patient in an efficacy-based study of AEOL 10150, we are prohibited from taking certain actions or entering into certain transactions without the prior consent of Goodnow.  We are prohibited from paying dividends to common stockholders, amending our certificate of incorporation, issuing any equity security or any security convertible into or exercisable for any equity security, changing our business or operations, merging with or selling or leasing all or a substantial portion of our assets to any entity, incurring debt from any third party, placing a lien on any of our properties, increasing the compensation we pay our employees, cancelling any debt except for full value, or making any expenditure or series of related expenditures in excess of $25,000, except as specified in a budget approved in writing in advance by Goodnow and our board of directors or directly relating to the development of AEOL 10150 for the treatment of ALS.

For as long as certain warrants that were issued on October 6, 2009 are outstanding, we are prohibited from taking certain actions or entering into certain transactions without the prior consent of the warrant holders of the warrants issued on October 6, 2009 (the “October 2009 Warrant Holders”).  Under these warrants, we are also prohibited from selling the Company to an entity other than one that is publicly traded.

Even though our board of directors may determine that any of these actions are in the best interest of the Company or our shareholders, we may be unable to complete them if we do not get the approval of Goodnow or the October 2009 Warrant Holders, either of which may withheld consent of any transaction in its sole discretion.  The interests of Goodnow or the October 2009 Warrant Holders may differ from those of our stockholders generally.  If we are unable to obtain consent Goodnow or the October 2009 Warrant Holders, we may be unable to complete actions or transactions that our board of directors determines are in the best interest of the Company and its shareholders.

Risks Related to Owning Our Stock

Our principal stockholders own a significant percentage of our outstanding common stock and are, and will continue to be, able to exercise significant influence over our affairs.

As of December 24, 2009, Xmark Opportunity Partners, LLC (“Xmark”) possessed voting power over 30,482,970 shares, or 63.2%, of our common stock outstanding as of such date, through its management of Goodnow Capital, L.L.C. (“Goodnow”), Xmark Opportunity Fund, L.P., Xmark Opportunity Fund, Ltd. and Xmark JV Investment Partners, LLC (collectively, the “Xmark Funds”), and through a voting trust agreement by and among Biomedical Value Fund, L.P., Biomedical Value Fund, Ltd., Xmark Opportunity Partners, LLC and the Company  (the “Xmark Voting Trust”) with respect to 1,000,000 shares.  As a result, Xmark is able to determine a significant part of the composition of our board of directors, holds significant voting power with respect to matters requiring stockholder approval and is able to exercise significant influence over our operations.  The interests of Xmark may be different than the interests of other stockholders on these and other matters.  This concentration of ownership also could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could reduce the price of our common stock.

       David Cavalier, our Chairman of the Board of Directors, and Xmark with which he is affiliated, possess voting power of 63.2% of our outstanding common stock as of December 24, 2009.  Accordingly, Mr. Cavalier currently has, and will continue to have, a significant influence over the outcome of all corporate actions requiring stockholder approval.

Also as of December 24, 2009, Efficacy Capital Ltd. (“Efficacy Capital”) owned 9,800,000 shares, or 20.3%, of our outstanding common stock as of such date, through its management of Efficacy Biotech Master Fund Ltd.  As a result, Efficacy Capital is able to determine a part of the composition of our board of directors, holds significant voting power with respect to matters requiring stockholder approval and is able to exercise significant influence over our operations.  The interests of Efficacy Capital may be different than the interests of other stockholders on these and other matters.  This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could reduce the price of our common stock.

Our executive officers and directors and holders of greater than five percent of our outstanding common stock, together with entities that may be deemed affiliates of, or related to, such persons or entities, owned greater than 83 percent of our common stock as of December 24, 2009. As a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. The interests of our current major stockholders may not always coincide with the interests of other stockholders and they may take actions to advance their respective interests to the detriment of other stockholders.

We may need to sell additional shares of our common stock, preferred stock or other securities to meet our capital requirements and these future sales could cause dilution and adversely affect our stock price.

Sales of substantial amounts of capital stock, or the perception that such sales could occur, could adversely affect the prevailing market price of the common stock and our ability to raise capital.  We may issue additional common stock in future financing transactions or as incentive compensation for our executive management and other key personnel, consultants and advisors.  Issuing any equity securities would be dilutive to the equity interests represented by our then-outstanding shares of common stock.  The market price for our common stock could decrease as the market takes into account the dilutive effect of any of these issuances.

In the event of the conversion of our preferred stock and exercises of currently outstanding options and warrants, the ownership interests of our current stockholders could be substantially diluted, which would reduce the market price of our common stock and could make it more difficult for us to raise funds in the future.

As of December 24, 2009, we had 48,224,320 shares of common stock outstanding.  We may grant to our employees, directors and consultants options to purchase shares of our common stock under our 2004 Stock Option Plan.  In addition, as of December 24, 2009, options to purchase 6,290,015 shares were outstanding at exercise prices ranging from $0.29 to $51.25 per share, with a weighted average exercise price of $1.56 per share, and 637,159 shares were reserved for issuance under the 2004 Stock Option Plan.  In addition, as of December 24, 2009, warrants to purchase 53,390,953 shares of common stock were outstanding at exercise prices ranging from $0.28 to $2.50 per share, with a weighted exercise price of $0.35 per share.  We have also reserved 475,087 shares of common stock for the conversion of our outstanding Series B Preferred stock.

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

Our common stock is not listed on a national exchange, is illiquid and is characterized by low and/or erratic trading volume, and the per share price of our common stock has fluctuated from $0.15 to $0.55 during the last two years.

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

Upon receiving notice from Xmark, we are obligated to register with the SEC shares of common stock and the common stock underlying the warrants to purchase common stock held by the Xmark.  If these securities are registered with the SEC, they may be sold in the open market.  In addition, upon receiving notice from Elan, we are obligated to register with the SEC shares of common stock underlying the Series B preferred stock, warrants to purchase Series B preferred stock and a promissory note held by the Elan affiliates.  If these securities are registered with the SEC, they may be sold in the open market.  We expect that we also will be required to register any securities sold in future private financings.  The sale of a significant amount of shares in the open market, or the perception that these sales may occur, could cause the trading price of our common stock to decline or become highly volatile.

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

We may experience significant and unpredictable changes to the liability for warrants and record significant gains or losses to our statement of operations in each period the warrants are outstanding

In June 2008, the Financial Accounting Standards Board ("FASB") ratified Emerging Issues Task Force (“EITF”) Issue No. 07-5, which contains guidance for determining whether an Instrument (or embedded feature) is indexed to an entity’s own stock.  Equity-linked instruments (or embedded features) that otherwise meet the definition of a derivative are not accounted for as derivatives if certain criteria are met, one of which is that the instrument (or embedded feature) must be indexed to the entity’s own stock.  The Company adopted this guidance on October 1, 2009 and began applying its provisions to outstanding instruments as f that date.  The fair value of the warrants impacted by the revised guidance at their dates of issuance totaled $8,282,000 and was initially recorded as a component of additional paid-in capital. Upon adoption of the new guidance in the first quarter of 2010, the Company recorded a decrease to the opening balance of additional-paid-in capital of $8,142,000 and recorded a decrease to accumulated deficit totaling $4,353,000, representing the decrease in the fair value of the warrants from their date of issuance to October 1, 2009.  The fair value of the warrants at October 1, 2009 of $3,789,000 will be included as a current liability in the balance sheet as of that date.  Any future increase or decrease in fair value of the warrants will be included as a component of other income in the accompanying statement of operations for the respective period.

In connection with a financing completed on October 6, 2009 and previously disclosed on Form 8-K dated October 6, 2009, the Company issued warrants to purchase up to an aggregate of 43,614,285 shares of its common stock and cancelled warrants to purchase up to an aggregate of 17,542,857 shares of its common stock.  Based on EITF 07-5, this resulted in a charge to our statement of operations of $6,213,000 and increased the liability for warrants to $11,022,000.

As of October 31, 2009, the liability for warrants increased to $17,272,000 resulting in an additional charge to the statement of operations of $6,250,000.  As of November 30, 2009, the liability for warrants decreased to $15,389,000 resulting in a gain in the statement of operations of $1,882,000.

  The Company’s outstanding warrants will continue to be revalued at each balance sheet date, which could result in significant and unpredictable changes to our reported liabilities and significant additional gains or losses charged to the statement of operations for each period regardless of any changes to the Company’s working capital, liquidity, or business operations.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

None.

Item 3.  Legal Proceedings.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to us by a vote of the security holders during the quarter ended September 30, 2009.

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

	High	Low

Fiscal Year Ended September 30, 2008
October 1, 2007 through December 31, 2007	$0.55	$0.33
January 1, 2008 through March 31, 2008	$0.40	$0.31
April 1, 2008 through June 30, 2008	$0.48	$0.32
July 1, 2008 through September 30, 2008	$0.45	$0.25

Fiscal Year Ended September 30, 2009
October 1, 2008 through December 31, 2008	$0.46	$0.20
January 1, 2009 through March 31, 2009	$0.46	$0.15
April 1, 2009 through June 30, 2009	$0.40	$0.20
July 1, 2009 through September 30, 2009	$0.39	$0.22

 (b) Approximate Number of Equity Security Holders

As of December 24, 2009, the number of record holders of our common stock was 127 and we estimate that the number of beneficial owners was approximately 2,300.

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

In addition, under the terms of the warrants to purchase up to 43,614,285 shares of our common stock issued to Xmark on October 6, 2009, if we were to pay a dividend on our common stock the exercise price of these warrants would be reset from $0.28 per share to $0.01 per share and the warrantholders would also receive any such dividend paid.

(d) Equity Compensation Plan and Additional Equity Information as of September 30, 2009

Plan category	(a)Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b)Weighted-average exercise price of outstanding options, warrants and rights	(c)Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by our stockholders:
2004 Stock Option Plan	4,249,091	$0.53	750,909
1994 Stock Option Plan	1,927,124	$3.92	0

Equity compensation plans and securities not approved by our stockholders:
Warrant to Purchase Common Stock Issued to Dan Delmonico	50,000	$0.49	Not applicable
Warrant to Purchase Common Stock Issued to Brookstreet Securities Corporation	250,000	$1.50	Not applicable
Total – Common Stock	6,476,215		750,909

Convertible Promissory Note convertible into shares of Series B Preferred Stock Issued to Elan Pharma International Limited (as of September 30, 2009)(1)(2)	65,985	$9.00	10,614
Total – Series B Preferred Stock	65,985		10,614
——————
(1)           As of September 30, 2009, each share of Series B preferred stock was convertible into one share of common stock.

(2)           The conversion value of the note will increase by its 11% interest rate until its maturity on February 8, 2011.

Description of Equity Compensation Plans and Equity Securities Not Approved by Our Stockholders

The warrants to purchase shares of our common stock issued to Brookstreet Securities Corporation (“Brookstreet”) have not been approved by our stockholders.  In May 2006, we entered into an agreement with Brookstreet to provide us with financial advisory services for a one-year period.  For these services, we issued five warrants each to purchase up to 50,000 shares of our common stock with an exercise price of $0.50, $1.00, $1.50, $2.00 and $2.50 and vesting dates of on May 24, 2006, August 22, 2006, November 20, 2006, February 18, 2007 and May 19, 2007, respectively.  The warrants are exercisable for five years.

The warrants to purchase shares of our common stock issued to Dan Delmonico in September 2009 have not been approved by our stockholders.  We issued three warrants each to purchase up to 20,000, 15,000 and 15,000 shares of our common stock with an exercise price of $0.39, $.50 and $0.60, respectively.  The warrants are exercisable for five years.

 (e) Recent Sales of Unregistered Securities

None

(f) Purchase of Equity Securities by the Issuer and Affiliated Purchases

None.

Item 6.  Selected Financial Data.

You should read the following selected financial data in conjunction with our consolidated financial statements and the notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.  We derived the consolidated statements of operations data for the five fiscal years ended September 30, 2009 and the related consolidated balance sheet data at those dates from our audited consolidated financial statements.  Except for the consolidated statements of operations for the fiscal years ended September 30, 2006 and 2005 and the consolidated balance sheet data at September 30, 2007, 2006 and 2005, each of these consolidated financial statements are included elsewhere in this Form 10-K.

Statement of Operations Data:
	Year Ended September 30,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Revenue:
Grant income and contract revenue	$—	$—	$—	$92	$252
Costs and expenses:
Research and development	711	977	1,381	3,480	4,515
General and administrative	1,292	1,540	1,919	2,216	2,674
Total costs and expenses	2,003	2,517	3,300	5,696	7,189
Loss from operations	(2,003)	(2,517)	(3,300)	(5,604)	(6,937)
Other income (expenses), net	144	(405)	225	(118)	63
Interest income (expense), net	(437)	(51)	51	(6)	(31)
Net loss	(2,296)	(2,973)	(3,024)	(5,728)	(6,905)
Preferred stock dividend and accretion	—	—	—	(81)	—)
Net loss attributable to common stockholders	$(2,296)	$(2,973)	$(3,024)	$(5,809)	$(6,905)
Basic net loss per share attributable to common stockholders	$(0.07)	$(0.09)	$(0.10)	$(0.31)	$(0.49)
Diluted net loss per share attributable to common stockholders	$(0.07)	$(0.11)	$(0.10)	$(0.31)	$(0.49)
Weighted average common shares outstanding:
Basic	34,789	31,953	30,239	18,926	13,976
Diluted	34,789	32,217	30,239	18,926	13,976

Balance Sheet Data:

	September 30,
	2009	2008	2007	2006	2005
	(in thousands)

Cash and cash equivalents and marketable securities	$646	$399	$1,727	$3,324	$626
Working capital (deficiency)	$5	$(1,336)	$1,538	$1,581	$(73)
Total assets	$811	$1,120	$1,931	$3,554	$937
Long-term portion of capital lease obligations and notes payable	$1,194	$266	$483	$—	$867
Total liabilities	$1,968	$2,157	$751	$1,847	$1,869
Total stockholders’ equity (deficit)	$(1,157)	$(1,037)	$1,180	$1,707	$(932)

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

Overview

We are developing a new class of catalytic antioxidant compounds as a medical countermeasure against biological, chemical and radiological weapons  as well as for diseases and disorders of the central nervous system, respiratory system, autoimmune system and oncology.  Our initial target indications are as a protective agent against the effects of acute radiation syndrome, sulfur mustard gas exposure and chlorine gas exposure.  We have reported positive safety results from two Phase I clinical trials of AEOL 10150, our lead drug candidate, with no serious adverse events noted.

We do not have any recurring revenue and therefore we must rely on public or private equity offerings, debt financings, collaboration arrangements or grants to finance our operations.

We had net losses of $2,296,000 and $2,973,000 for the fiscal years ended September 30, 2009 and 2008, respectively.  We had an accumulated deficit of $161,195,000 at September 30, 2009.  We have not yet generated any revenue from product sales and do not expect to receive any product revenue in the foreseeable future, if at all.

Corporate Matters

On May 22, 2007, we completed a private placement of 2,666,667 shares of our Common Stock and warrants to purchase up to an aggregate of 2,000,001 shares of common stock with an exercise price of $0.75 per share and a five year term for aggregate net proceeds of approximately $1,761,000 (the “2007 Financing”).

On August 1, 2008, we completed a private placement pursuant to which the Company agreed to sell to the investors (the “Investors”) units comprised of senior unsecured convertible notes of the Company (the "Notes"), in an aggregate principal amount of up to $5,000,000, which bear interest at a rate of 7% per year and matured on the 30-month anniversary of their date of issuance, and warrants to purchase up to an aggregate of 10,000,000 additional shares of Common Stock, each with an initial exercise price of $0.50 per share, subject to adjustment pursuant to the warrants.  Each unit (collectively, the "Units") is comprised of $1,000 in Note principal and Warrants to purchase up to 2,000 shares of the Company's common stock, par value $0.01 per share (the "Common Stock"), and has a purchase price of $1,000.  On August 1, 2008, the Company sold and issued to the Investors 500 Units comprised of Notes in the aggregate principal amount of $500,000 and Warrants to purchase up to 1,000,000 shares of Common Stock for an aggregate purchase price of $500,000 (the "Financing").  On each of September 4, 2008, October 1, 2008, November 3, 2008 and December 1, 2008, we sold and issued to the Investors 125 Units comprised of Notes in the aggregate principal amount of $125,000 and Warrants to purchase up to 250,000 shares of Common Stock for an aggregate purchase price of $125,000 (the "Subsequent Financing").

On March 30, 2009, we completed a private placement of 5,357,143 shares of common stock of the Company and warrants to purchase up to an aggregate of 13,392,857 shares of common stock with an initial exercise price of $0.35 per share and a five year term for aggregate net proceeds of $1,409,000 (the “March 2009 Financing”).

On October 6, 2009, we completed a private placement of 5,892,857 shares of common stock of the Company and warrants to purchase up to an aggregate of 11,785,714 additional shares of Common Stock, with an initial exercise price of $0.28 per share and a seven year term for aggregate proceeds of $1,650,000 (the “October 2009 Financing”).  The Company also granted to the Investors the option to acquire, collectively, up to an additional 5,892,857 additional Units (the “Additional Units”), comprised of an aggregate of 5,892,857 shares of common stock of the Company and warrants to purchase up to an aggregate of 11,785,714 additional shares of common stock at the per Additional Unit purchase price of $0.28 (the “Call Option”). In addition, the Investors granted to the Company the option to require these Investors, severally and not jointly, to acquire up to 5,892,857 Additional Units, less any Additional Units acquired under the Call Option, at the per Additional Unit purchase price of $0.28 (the “Put Option”).  The Call Option is exercisable at any time, and from time to time, on or prior to June 30, 2010.  The Put Option is exercisable at any time from June 30, 2010 to July 30, 2010.  However, the Investors shall have the right to terminate the Put Option if they reasonably determine that a material adverse event, condition or circumstance has occurred with respect to the prospects of the Company’s AEOL 10150 drug candidate for acute radiation syndrome; provided that the Company’s failure to receive a grant or financing shall not, by itself, constitute a material adverse event, condition or circumstance with respect thereto.

In addition in connection with the October 2009 Financing, the Investors agreed to convert all $1,000,000 of the Company’s Notes into common stock at a conversion rate of $0.35 per share and to exchange their remaining option to purchase an additional $4,000,000 in Senior Convertible Notes for warrants to purchase up to 14,285,714 shares of common stock in substantially the same of form and terms of the Warrants issued in the October 2009 Financing, including an initial exercise price of $0.28 per share.  As consideration for the investors to convert the Notes, the Company agreed to exchange warrants to purchase up to 2,000,000 shares of common stock issued to the Investors in connection with the sale of the Notes, warrants to purchase up to 2,150,000 shares of common stock issued to the Investors and one of their affiliates in connection with a financing completed in November 2005 and warrants to purchase up to 13,392,857 shares of common stock issued to the Investors in connection with the March 2009 Financing for warrants to purchase up to 17,542,857 shares of Common Stock in substantially the same form and terms of the warrants issued in the October 2009 Financing, including an initial exercise price of $0.28 per share, subject to adjustment pursuant to the warrants.

Results of Operations

Fiscal Year Ended September 30, 2009 Compared to Fiscal Year Ended September 30, 2008

We had a net loss of $2,296,000 for the fiscal year ended September 30, 2009, versus a net loss of $2,973,000 for fiscal year ended September 30, 2008.

We did not generate any revenues through the sale of our drug candidates or grants during fiscal 2009 or fiscal 2008.

Research and Development

Research and development (“R&D”) expenses decreased $266,000, or 27%, to $711,000 for fiscal 2009 from $977,000 for fiscal 2008.  The lower level of R&D expenses during the current period reflects a lower amount of manufacturing and research expenses.  During fiscal 2008, we were in the process of manufacturing small quantities of our drug candidates to support our development program whereas during fiscal 2009 we had no manufacturing underway and were only running stability studies on existing drug supplies resulting in a decrease of $105,000 in manufacturing expenses.  Research expenses also declined during fiscal 2009 as more of the Company’s research programs were funded by external grants.  During fiscal 2009, outside research expenses were $240,000 compared to $458,000 during fiscal 2008.  The Company currently has seven studies in progress: the study of its drug candidates as a potential countermeasure against the effects of sulfur mustard gas on the lung and skin, as a protectant against the effects of radiation on the lungs and on the gastro-intestinal tract, as a countermeasure against the effects of chlorine gas, as a potential treatment for epilepsy and for the potential treatment for Parkinson’s disease.

R&D expenses for our antioxidant program have totaled $35,222,000 from inception through September 30, 2009.  Because of the uncertainty of our research and development and clinical studies, we are unable to predict the total level of spending on the program or the program completion date.  However, we expect R&D expenses during fiscal year 2010 will be higher than fiscal 2009 as we may initiate additional studies of AEOL 10150.  Our ongoing cash requirements will also depend on numerous factors, particularly the progress of our R&D programs, our ability to obtain grants from governmental or other organizations and our ability to negotiate and complete collaborative agreements.

General and Administrative

General and administrative (“G&A”) expenses include corporate costs required to support our company, our employees and consultants and our stockholders.  These costs include personnel and outside costs in the areas of legal, human resources, investor relations and finance.  Additionally, we include in general and administrative expenses such costs as rent, repair and maintenance of equipment, depreciation, utilities, information technology and procurement costs that we need to support the corporate functions listed above.

G&A expenses decreased $248,000, or 16%, to $1,292,000 for fiscal year 2009 from $1,540,000 for fiscal year 2008.  G&A expenses were lower during fiscal year 2009 versus fiscal year 2008 due to a decline in stock based compensation expense, Board of Directors expense and legal fees.   Stock based compensation expense decreased by $50,000 as a result of lower valuations assigned to our stock option grants in the current year when compared to the prior year.  Board of Directors expense decreased by $101,000 as the Board of Directors adopted a stock based compensation plan in July 2008 whereas during the prior year, the Board of Directors received cash and stock based compensation.  Legal fees declined by $84,000 due to management’s continued efforts to reduce costs by performing regulatory and compliance activities in-house.

During fiscal year 2009, we recorded a gain on the sale of our holdings of Arca Biopharma, Inc. (“ARCA”) common stock of $133,000.

During fiscal 2008, CPEC LLC (“CPEC”) received a milestone payment from ARCA.  In 2003, CPEC, of which we own 35%, out-licensed all rights to a potential therapeutic compound referred to as “bucindolol” to ARCA.  During fiscal 2008, CPEC received a milestone payment of $500,000 as a result of ARCA filing a New Drug Application for bucidnolol.  We recorded $175,000 of income during fiscal 2008 as a result of our equity ownership of CPEC.  Also as a result of the filing of the New Drug Application with the US Food and Drug Administration, we are obligated to pay $413,000 in the form of cash or stock at our election to the majority owner of CPEC who will in turn pay the original licensors of bucindolol per the terms of the 1994 Purchase Agreement of CPEC.  The obligation is included in our financial statements under the heading “Accounts Payable.”

We incurred net interest expense of $437,000 during fiscal 2009 compared to net interest expense of $51,000 for fiscal 2008.  The change reflects higher interest expense as a result of the issuance of the Senior Convertible Notes which bear interest at a rate of 7% as well as the related amortization of debt issuance costs and a note issuance discount.  Interest expense also increased as a result of a higher average balance of our note payable with Elan.  Interest income on our investments also decreased due to a lower level of investable assets as well as a lower level of interest rates during fiscal 2009 versus fiscal 2008.

During fiscal 2009 as a result of our March 2009 Financing, we were required to lower the exercise price of 4,687,000 warrants issued in our November 2005 Financing and in our 2007 Financing to $0.28 per share, the purchase price of the common stock and warrants issued on March 30, 2009.  As a result of the change in the exercise price, these warrants were revalued resulting in an increase in the value of $38,000 which was charged to the statement of operations.  During fiscal 2008 as a result of the issuance of Senior Convertible Notes, we were required to lower the exercise price of 4,687,000 warrants previously issued in our November 2005 Financing and in our 2007 Financing to $0.35 per share, the conversion price of the Senior Convertible Notes issued on August 1, 2008.  As a result of the change in the exercise price, these warrants were revalued resulting in an increase in the value of $118,000 which was charged to the statement of operations.

During fiscal 2009, we recorded a gain of $49,000 related to the net increase in the market value of our trading securities.  While during fiscal 2008, we recorded an “other-than-temporary” impairment charge of $49,000 based upon reduced market values of these securities.

Fiscal Year Ended September 30, 2008 Compared to Fiscal Year Ended September 30, 2007

We had a net loss of $2,973,000 for the fiscal year ended September 30, 2008, versus a net loss of $3,024,000 for fiscal 2007.

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

General and Administrative

G&A expenses decreased $379,000, or 20%, to $1,540,000 for fiscal year 2008 from $1,919,000 for fiscal year 2007.  G&A expenses were lower during fiscal year 2008 versus fiscal year 2007 due to a decline in employment costs, stock compensation expense and investor relations expense.  Employment costs declined by $156,000 during fiscal 2008 compared to fiscal 2007, as the current year reflects employment costs of our sole employee, our Chief Executive Officer, whereas the prior year includes employment costs of two additional executive officers as well as severance and bonus costs to three executive officers.  Stock compensation expense decreased by $216,000 as a result of the lower headcount during the current year.  Investor relations expenses declined by $54,000, as a result of a decrease in the level of activity for our investor relations program.  Offsetting these declines were increased consulting expenses in the amount of $65,000 for market analysis and out-licensing analysis for our drug candidates.

During fiscal 2008, CPEC received a milestone payment from ARCA.  We recorded $175,000 of income during fiscal 2008 as a result of our equity ownership of CPEC.  Also as a result of the filing of the NDA with the FDA, we are obligated to pay $413,000 in the form of cash or stock at our election to the majority owner of CPEC who will in turn pay the original licensors of bucindolol per the terms of the 1994 Purchase Agreement of CPEC.  The obligation is included in our financial statements under the heading “Accounts Payable.”

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

Liquidity and Capital Resources

At September 30, 2009, we had $646,000 of cash, an increase of $247,000 from September 30, 2008.  The increase in cash from September 30, 2008 to 2009 was primarily due to the proceeds from the issuance of Senior Convertible Notes and our March 2009 Financing, offset by fiscal 2009 operating expenses.  During fiscal 2009, we sold $375,000 senior convertible notes and raised $1,409,000 through the sale of our common stock and warrants to purchase shares of common stock.  In addition, we raised $1,650,000 in October 2009 through the sale of our common stock and warrants and may receive an additional $1,650,000 through a call and put option from these investors if certain conditions and circumstances are met.

We believe we have adequate financial resources (not including any possible exercise of the Call or Put Option) to conduct operations into the fourth quarter of fiscal year 2010.  This raises substantial doubt about our ability to continue as a going concern, which will be dependent on our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing and, ultimately, to achieve operating profit.

We incurred operational losses of $2,003,000 during fiscal 2009.  Our ongoing cash requirements will depend on numerous factors, particularly the progress of our catalytic antioxidant program and clinical trials and our ability to negotiate and complete collaborative agreements or out-licensing arrangements or receive grants to fund our development programs.  In order to help fund our on-going operating cash requirements, we intend to seek new collaborations for our antioxidant research program that include initial cash payments and on-going research support.  In addition, we will need to raise additional funds and explore other strategic and financial alternatives, including a merger with another company and the establishment of new collaborations for current research programs that include initial cash payments and ongoing research support, or the out-licensing of our compounds for development by a third party.

There are significant uncertainties as to our ability to access potential sources of capital.  We may not be able to enter into any collaboration on terms acceptable to us, or at all, due to conditions in the pharmaceutical industry or in the economy in general or based on the prospects of our catalytic antioxidant program.  Even if we are successful in obtaining a collaboration for our antioxidant program, we may have to relinquish rights to technologies, drug candidates or markets that we might otherwise develop ourselves.  These same risks apply to any attempt to out-license our compounds.

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

Contractual Obligations

Our contractual obligations (in thousands) as of September 30, 2009 were as follows:

		Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-term debt	$1,689	$—	$1,689	$—	$—
Capital lease obligations	—	—	—	—	—
Operating leases	—	—	—	—	—
Purchase obligations	1,837	1,837	—	—	—
Total	$3,526	$1,837	$1,689	$—	$—

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources as defined under the rules of SEC Release No. FR-67.  We do not have operating or capital leases.

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

We completed our corporate reorganization on November 20, 2003.  The reorganization involved the merger of our former parent company into one of its wholly owned subsidiaries.  Upon consummation of the merger, a $3.0 million note held by Goodnow, including accrued interest, converted into 3,060,144 shares of our common stock.  On April 19, 2004, we sold $10.26 million of our common stock in a private placement.  In conjunction with the private placement, Goodnow voluntarily converted a $5.0 million debenture, including accrued interest thereon, into 5,046,875 shares of our common stock, which, along with the 3,060,144 shares issued in the merger and the 20 shares that Goodnow owned before the consummation of the merger, represented 58.1% of the shares of our common stock outstanding on November 30, 2004.  As of December 24, 2009, Xmark Opportunity Partners, LLC, through its management of Goodnow and the Xmark Funds, and through the Xmark Voting Trust, had beneficial ownership of approximately 80.7% of our outstanding common stock.  As a result of this significant ownership, Goodnow is able to significantly influence, if not control, future actions voted on by stockholders of our company.

As part of the $8.0 million financing from Goodnow, we agreed:

•	to secure the $8.0 million debt with liens on all of our assets, which liens expired on April 19, 2004 when the remaining debt converted to shares of common stock;
•	to spend the financing proceeds only in accordance with a budget and development plan agreed to by Goodnow;
•
to not enter into any arrangement with a party other than Goodnow in which we would raise capital through the issuance of our securities other than the raising of up to an aggregate of $20,000,000 through the issuance of shares of our common stock at a price of greater than $3.00 per share and which would represent 25% or less of our then outstanding common stock on an as-converted to common and fully diluted basis.  If we agree to or consummate a financing transaction with someone other than Goodnow that exceeds these limitations, we will pay Goodnow a break-up fee of $500,000.  Goodnow approved the April 2004 private placement, which exceeded these limitations, and waived the fee.  However, the $20,000,000 limitation was lowered to $9,740,000 and the 25% limitation was reduced to zero.  Goodnow also approved the 2005 Financing, the 2006 Financing, the 2007 Financing, the SCN Financing, the March 2009 Financing and the October 2009 Financing, each of which exceeded these limitations and waived the fee; and

•
to allow Goodnow to appoint one director to our board of directors, provided Goodnow owns at least 10%, but less than 20%, of our outstanding common stock, on an as-converted to common and fully diluted basis, and two directors if Goodnow owns more than 20% of our outstanding common stock.

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

In addition, under the terms of the warrants to purchase up to 43,614,285 shares of our common stock issued to Xmark on October 6, 2009 (the “Xmark Warrants”) if we were to pay a dividend on our common stock the exercise price of these warrants would be reset from $0.28 per share to $0.01 per share and the warrantholders would also receive any such dividend paid.  The Xmark Warrants also contain a provision that provides for the reduction of the exercise price to $0.01 upon a change of control and contain anti-dilution provisions in the event of a stock dividend or split, dividend payment or other issuance, reorganization, recapitalization or similar event.  In addition, the Xmark Warrants prohibit the sale of the Company to an entity other than one that is publicly traded.

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

New Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board ("FASB") issued revised guidance for the determining whether an Instrument (or Embedded Feature) is indexed to an entity’s own stock.  Equity-linked instruments (or embedded features) that otherwise meet the definition of a derivative are not accounted for as derivatives if certain criteria are met, one of which is that the instrument (or embedded feature) must be indexed to the entity’s own stock.  The Company adopted this guidance on October 1, 2009 and began applying its provisions to outstanding instruments as of that date.  The fair value of the warrants affected at their dates of issuance totaled $8,282,000 and was initially recorded as a component of additional paid-in capital. Upon adoption of the new guidance in the first quarter of 2010, the Company recorded a decrease to the opening balance of additional-paid-in capital of $8,142,000 and recorded a decrease to accumulated deficit totaling $4,353,000, representing the decrease in the fair value of the warrants from the date of issuance to October 1, 2009.  The fair value of the warrants at October 1, 2009 of $3,789,000 will be included as a current liability in the balance sheet as of that date.  Any future increase or decrease in fair value of the warrants will be included as a component of other income in the accompanying statement of operations for the respective period.

In June 2008, the FASB issued revised guidance for determining whether instruments granted in share-based payment transactions are participating securities. The new guidance addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method for calculating earnings per share.  The new guidance is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this new guidance is not expected to have a material effect on our financial statements.

In May 2008, the FASB issued new guidance for the accounting for convertible debt instruments that may be settled in cash upon conversion.  This new guidance applies to convertible debt instruments that may be settled in cash, or other assets, upon conversion and are not addressed by other accounting guidance.  This new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. This new guidance is not expected to have a material impact on our financial position, results of operations or liquidity.

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

At September 30, 2009, we had two fixed-rate notes payable.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Aeolus Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Aeolus Pharmaceuticals, Inc. (the “Company”) as of September 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years ended September 30, 2009, 2008 and 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aeolus Pharmaceuticals, Inc. as of September 30, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the years ended September 30, 2009, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Haskell & White LLP

HASKELL & WHITE LLP
Irvine, California
December 28, 2009

AEOLUS PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	September 30,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$646	$399
Prepaids and other current assets	133	156
Total current assets	779	555

Investments, available for sale	--	440
Investment in CPEC LLC	32	125
Total assets	$811	$1,120

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$774	$991
Margin loan (Note F)	--	366
Current maturity of long-term note payable	--	534
Total current liabilities	774	1,891

Senior convertible notes to related parties, net (redemption value of $1,000,000 and $625,000 as of September 30, 2009 and 2008, respectively) (Note F)	600	266
Long-term note payable	594	—
Total liabilities	1,968	2,157

Commitments and Contingencies (Note E and J)

Stockholders' equity (deficit):
Preferred stock, $.01 par value per share, 10,000,000 shares authorized:
Series B nonredeemable convertible preferred stock, 600,000 shares authorized; 475,087 shares issued and outstanding as of September 30, 2009 and 2008	5	5
Common stock, $.01 par value per share, 200,000,000 shares authorized; 37,563,392 and 31,952,749 shares issued and outstanding at September 30, 2009 and 2008, respectively	376	320
Additional paid-in capital	159,657	157,573
Unrealized losses on investments, available for sale	--	(36)
Accumulated deficit	(161,195)	(158,899)
Total stockholders' equity (deficit)	(1,157)	(1,037)
Total liabilities and stockholders' equity (deficit)	$811	$1,120

The accompanying notes are an integral part of these consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Fiscal Year Ended September 30,
	2009	2008	2007

Revenue
Grant income	$—	$—	$—

Costs and expenses:
Research and development	711	977	1,381
General and administrative	1,292	1,540	1,919
Total costs and expenses	2,003	2,517	3,300

Loss from operations	(2,003)	(2,517)	(3,300)
Equity in income of CPEC LLC ($175 dividend received in 2008)	—	175	—
Interest expense	(441)	(93)	(51)
Interest income	4	42	102
Warrant repricing charges	(38)	(118)	—
Collaboration expense	—	(413)	—
Gain (loss) on marketable investments	49	(49)	—
Gain on sale of investments, available for sale	133	—	—
Gain on forgiveness of note payable	—	—	225

Net loss	$(2,296)	$(2,973)	$(3,024)

Basic net loss per common share	$(0.07)	$(0.09)	$(0.10)
Diluted net loss per common share	$(0.07)	$(0.11)	$(0.10)

Weighted average common shares outstanding:
Basic	34,789	31,953	30,239
Diluted	34,789	32,217	30,239

The accompanying notes are an integral part of these consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Dollars in thousands)

	Series B Preferred Stock		Common Stock		Additional Paid-in Capital	Unrealized Losses	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Number of Shares	Par Value	Number of Shares	Par Value

Balance at September 30, 2006	475,087	$5	29,265,249	$293	$154,311	$—	$(152,902)	$1,707
Sale of common stock pursuant to stock offering, net of issuance costs of $239,000	—	—	2,666,667	27	1,734	—	—	1,761
Exercise of common stock options	—	—	20,833	—	20	—	—	20
Stock-based compensation and amortization of warrants	—	—	—	—	716	—	—	716
Net loss for the fiscal year ended September 30, 2007	—	—	—	—	—	—	(3,024)	(3,024)
Balance at September 30, 2007	475,087	5	31,952,749	320	156,781	—	(155,926)	1,180

Sale of Senior Convertible Notes and warrants, net of issuance costs of $156,000	—	—	—	—	451	—	—	451
Stock-based compensation	—	—	—	—	341	—	—	341
Unrealized loss on marketable securities held for sale	—	—	—	—	—	(36)	—	(36)
Net loss for the fiscal year ended September 30, 2008	—	—	—	—	—	—	(2,973)	(2,973)
Balance at September 30, 2008	475,087	5	31,952,749	320	157,573	(36)	(158,899)	(1,037)

Sale of Senior Convertible Notes and warrants	—	—	—	—	323	—	—	323
Stock-based compensation	—	—	—	—	283	—	—	283
Issuance of common stock pursuant to a consulting agreement	—	—	78,125	1	24	—	—	25
Payment of interest on Senior Convertible Notes in the form of common stock	—	—	175,375	2	61	—	—	63
Sale of common stock pursuant to stock offering, net of issuance costs of $91,000	—	—	5,357,143	53	1,393	—	—	1,446
Unrealized gain on marketable securities held for sale	—	—	—	—	—	36	—	36
Net loss for the fiscal year ended September 30, 2009	—	—	—	—	—	—	(2,296)	(2,296)
Balance at September 30, 2009	475,087	$5	37,563,392	$376	$159,657	$—	$(161,195)	$(1,157)

The accompanying notes are an integral part of these consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended September 30,
	2009	2008	2007

Cash flows from operating activities:
Net loss	$(2,296)	$(2,973)	$(3,024)

Adjustments to reconcile net loss to net cash used in operating activities:
Noncash compensation	283	341	716
Noncash interest and financing costs	433	89	52
Warrant repricing charges	38	118	—
Equity income in CPEC LLC		(175)	—
Noncash consulting and license fee	25	—	—
(Gain) loss on marketable investments	(49)	49	—
(Gain) on forgiveness of note payable	—	—	(225)
(Gain) on sale of investments, available for sale	(133)	—	—
Change in assets and liabilities:
Accounts receivable	—	—	1
Prepaid expenses and other assets	(7)	15	24
Accounts payable and accrued expenses	(217)	723	(623)
Net cash used in operating activities	(1,923)	(1,813)	(3,079)

Cash flows from investing activities:
Proceeds from dividend from CPEC LLC	—	175	—
Sale (purchase) of investments	751	(525)	—
Net cash provided by (used in) investing activities	751	(350)	—

Cash flows from financing activities:
Repayment of Note Payable	—	—	(300)
Proceeds from the issuance of Senior Convertible Notes and Warrants	375	625	—
Costs related to the issuance of Senior Convertible Notes and Warrants	—	(156)	—
Proceeds from short term note payable	3	372	—
Repayments of short term note payable	(368)	(6)	—
Proceeds from issuance of common stock and warrants	1,500	—	2,000
Costs related to the issuance of common stock and warrants	(91)	—	(239)
Proceeds from exercise of stock options	—	—	21
Net cash provided by financing activities	1,419	835	1,482
Net (decrease) increase in cash and cash equivalents	247	(1,328)	(1,597)
Cash and cash equivalents at beginning of year	399	1,727	3,324
Cash and cash equivalents at end of year	$646	$399	$1,727

Supplemental disclosure of cash flow information:
Cash payments of interest	$—	$4	$—

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for payment of interest on Senior Convertible Notes	$63	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

A. Nature of the Business

Aeolus Pharmaceuticals, Inc. is a biopharmaceutical company that is developing a new class of catalytic antioxidant compounds as a medical countermeasure against biological, chemical and radiological weapons  as well as for diseases and disorders of the central nervous system, respiratory system, autoimmune system and oncology.  The Company’s initial target indications are as a protective agent against the effects of acute radiation syndrome, sulfur mustard gas exposure and chlorine gas exposure.  The Company has reported positive safety results from two Phase I clinical trials of AEOL 10150, our lead drug candidate, with no serious adverse events noted.

The “Company” or “Aeolus” refers collectively to Aeolus Pharmaceuticals, Inc., a Delaware corporation (“Aeolus”) and its wholly owned subsidiary, Aeolus Sciences, Inc., a Delaware corporation (“Aeolus Sciences”).  As of September 30, 2009, Aeolus also owned a 35.0% interest in CPEC LLC, a Delaware limited liability company (“CPEC”).  The Company’s primary operations are located in Mission Viejo, California.

B. Liquidity

The Company has incurred significant operating losses and cash outflows from operations of $2,003,000 and $1,923,000 for the fiscal year ended September 30, 2009, respectively.  The Company expects to incur additional losses and negative cash flow from operations in fiscal 2010 and for several more years.  Management believes the Company has adequate financial resources to conduct operations into the fourth quarter of fiscal year 2010.  This raises substantial doubt about our ability to continue as a going concern, which will be dependent on our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing and, ultimately, to achieve operating profit.

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

If the Company is unable to obtain additional financing to fund operations beyond the fourth quarter of fiscal year 2010, it will need to eliminate some or all of its activities, merge with another company, sell some or all of its assets to another company, or cease operations entirely.  There can be no assurance that the Company will be able to obtain additional financing on favorable terms or at all, or that the Company will be able to merge with another Company or sell any or all of its assets.

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

Cash and Cash Equivalents

The Company invests available cash in short-term bank deposits, money market funds, commercial paper and U.S. Government securities.  Cash and cash equivalents include investments with maturities of three months or less at the date of purchase.  The carrying value of cash and cash equivalents approximate their fair market value at September 30, 2009 and 2008 due to their short-term nature.

Investments

Investments consist of equity securities and auction rate securities, each of investment-grade quality, which have an original maturity dates greater than 90 days.  These investments are recorded at fair value and accounted for as available-for-sale securities.  The unrealized gain (loss) during the period is recorded within accumulated other comprehensive loss unless it is determined to be other-than-temporary.  During the year ended September 30, 2009, the Company recorded a net unrealized gain on investments of $36,000 and a realized gain on the auction-rate securities of $49,000.  During the year ended September 30, 2008, the Company recorded a net unrealized loss on investments of $36,000 and also recorded an other than temporary impairment on the auction-rate securities of $49,000.

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

Net Loss Per Common Share

The Company computes basic net loss per weighted share attributable to common stockholders using the weighted average number of shares of common stock outstanding during the period.  The Company computes diluted net loss per weighted share attributable to common stockholders using the weighted average number of shares of common and dilutive potential common shares outstanding during the period.  Potential common shares consist of stock options, convertible debt, warrants and convertible preferred stock using the treasury stock method and are excluded if their effect is anti-dilutive.  Diluted weighted average common shares included incremental shares issuable upon conversion of the Senior Convertible Notes and shares expected to be issued to satisfy a payable in fiscal year 2008.  Diluted weighted average shares excluded incremental shares of approximately 36,954,000, 20,010,000 and 18,428,000 as of September 30, 2009, 2008 and 2007, respectively, related to stock options, convertible debt, convertible preferred stock and warrants to purchase common stock.  These shares are excluded due to their anti-dilutive effect as a result of the Company’s net loss.

Accounting for Stock-Based Compensation

The Company recognizes stock based compensation expense in the statement of operations based upon the fair value of the equity award amortized over the vesting period.

Segment Reporting

The Company currently operates in only one segment.

New Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board ("FASB") issued revised guidance for determining whether an Instrument (or Embedded Feature) is indexed to an entity’s own stock.  Equity-linked instruments (or embedded features) that otherwise meet the definition of a derivative are not accounted for as derivatives if certain criteria are met, one of which is that the instrument (or embedded feature) must be indexed to the entity’s own stock.  The Company will adopt this guidance on October 1, 2009 and apply its provisions to outstanding instruments as of that date.  The fair value of the warrants affected at their dates of issuance totaled $8,282,000 and was initially recorded as a component of additional paid-in capital. Upon adoption of the new guidance in the first quarter of 2010, the Company recorded a decrease to the opening balance of additional-paid-in capital of $8,142,000 and recorded a decrease to accumulated deficit totaling $4,353,000, representing the decrease in the fair value of the warrants from the date of issuance to October 1, 2009.  The fair value of the warrants at October 1, 2009 of $3,789,000 will be included as a current liability in the balance sheet as of that date.  Any future increase or decrease in fair value of the warrants will be included as a component of other income in the accompanying statement of operations for the respective period.

In June 2008, the FASB issued revised guidance for determining whether instruments granted in share-based payment transactions are participating securities. The new guidance addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method for calculating earnings per share.  The new guidance is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this new guidance is not expected to have a material effect on the Company's financial statements.

In May 2008, the FASB issued new guidance for the accounting for convertible debt instruments that may be settled in cash upon conversion.  This new guidance applies to convertible debt instruments that may be settled in cash, or other assets, upon conversion and are not addressed by other accounting guidance.  This new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. This new guidance is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

D.  Investments

Investments in Auction-Rate Securities

In fiscal year 2008, the Company invested in auction-rate securities with a par value of $525,000.  The auction-rate securities are debt obligations secured by student loans, which loans are generally guaranteed by the U.S. Government under the Federal Family Education Loan Program (FFELP).  In addition to the U.S. Government guarantee on such student loans, many of the securities also have separate insurance policies guaranteeing both the principal and accrued interest.  The final maturity dates of the auction-rate securities which the Company owned was between 2029 and 2038.   Liquidity for these securities has historically been provided by an auction process that resets the applicable interest rate at pre-determined intervals for up to 35 days.  In the past, the auction process has generally allowed investors to obtain immediate liquidity if so desired by selling the securities at their face amounts.  However, disruptions in the credit markets adversely affected the auction market for these types of securities.  From February 26, 2008 to January 2, 2009, all auctions scheduled with respect to the Company’s auction-rate securities failed to close.

The Company recorded an “other-than-temporary” impairment charge during the fiscal year ended September 30, 2008 of $49,000 based upon reduced market values as determined based upon investment statements received from UBS.  The Company also recorded these investments as available for sale and accordingly recorded their value on the balance sheet at market value as determined by investment statements provided by UBS.

In October 2008, the Company entered into an agreement (the “UBS Agreement”) with UBS Financial Services, Inc. (“UBS”) for which the Company received the right (“UBS Put Option”) to sell all four of the auction rate securities back to UBS at par, at its sole discretion, anytime during the period from January 2, 2009 through January 4, 2011, and gave UBS the right to purchase these auction rate securities or sell them on the Company’s behalf at par any time after the execution of the Agreement through January 4, 2011.  The UBS Put Option was not transferable, tradable or marginable, and was not listed or quoted on any securities exchange or any electronic communications network.  Since the UBS Agreement is a legally enforceable firm commitment, the UBS Put Option was recognized as a financial asset at fair value in the financial statements, and accounted for separately from the associated securities as a noncurrent asset. Since the Company intended to and subsequently exercised the UBS Put Option on January 2, 2009, the Company did not have the intent to hold the associated auction rate securities until recovery or maturity. Therefore, the Company classified these securities as trading which required changes in the fair value of these securities to be recorded in current period earnings.  As a result of this transfer, the Company recognized in the Statement of Operations a change in market value of $65,000, reflecting a reversal of the related temporary valuation allowance that was previously recorded in other comprehensive loss.

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

The Company measured the UBS Put Option at fair value and thus recorded income of approximately $114,000 and recorded a corresponding long term investment during the first quarter of fiscal year 2009.

Following the reclassification of the auction rate securities to trading, the Company recorded an additional charge to the Statement of Operations of $16,000 to reduce the value of the auction rate securities, offset by the gain on the Put Option of $16,000.

On January 2, 2009, the Company exercised its rights under the UBS Put Option and sold its four auction rate securities for their par value of $525,000 to UBS.

Investments in ARCA Biopharma, Inc.

The Company also held an investment in equity securities of ARCA BioPharma, Inc. (“ARCA”).  The aggregate carrying amount of the holdings in ARCA was zero and $93,000 as of September 30, 2009 and 2008, respectively.  The Company accounted for the investment on cost basis and reviewed the investment for impairment whenever there are identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.  During fiscal years ended September 30, 2009, 2008 and 2007, the Company did not record an impairment on the investment in ARCA.  During April 2009, the Company sold all of its 23,377 shares of ARCA generating net proceeds of $226,000 and a net gain of $133,000.

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

CPEC had $91,000 of net assets at September 30, 2009 and 2008.  Aeolus’ share of CPEC’s net assets is included in other assets and the Company has no operations or activities unrelated to the out licensing of buicndolol.

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

F. Notes Payable

The Company has two debt obligations outstanding as of September 30, 2009 both of which are due for a combined redemption amount of $1,689,000.  However, in October 2009, the holders of the Senior Convertible Notes converted all $1,000,000 of the outstanding Senior Convertible Notes to 2,857,143 shares of common stock (Note L).

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

The Notes issued in the Financing and the Subsequent Financings have an initial conversion price of $0.35 per share, subject to adjustment pursuant to the Notes.  In addition, the Investors had the option to purchase up to an additional 4,000 Units, in one or more closings (each, an "Election Closing"), and at their sole option at any time on or before December 31, 2013.  However, on October 6, 2009, this option was cancelled (for more information, see Note L – Subsequent Events).

The Notes will be convertible, at the Investors' sole election, into shares of Common Stock at any time and from time to time.  As of September 30, 2009, the Notes would be convertible into 2,857,143 shares of Common Stock with a fair value of $1,114,000.  The conversion price of the Notes and the exercise price of the Warrants are subject to adjustment in the event of a stock dividend or split, reorganization, recapitalization or similar event.  Additionally, the exercise price of the Warrants may be reduced in the event the Company issues securities at a price per share lower than the then current exercise price of the Warrants.  The Notes are due and payable in cash at the aggregate principal value plus accrued interest 30 months from the date of issuance if not converted earlier by the Investors.

Interest on the Notes accrued at the rate of 7.0% per annum from the date of issuance, and is payable semi-annually, on January 31 and July 31 of each year.  Interest shall be payable, at the Company's sole election, in cash or shares of Common Stock, to holders of Notes on the record date for such interest payments, with the record dates being each January 15 and July 15 immediately preceding an interest payment date.

The Warrants were exercisable for a five year period from the date of issuance and contain a "cashless exercise" feature that allows the Investors to exercise the Warrants without a cash payment to the Company under certain circumstances.

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

As of September 30, 2009, the carrying value of the Notes was $588,000 and the redemption value was $1,000,000.  In connection with the Financing and the Subsequent Financings, the Company recorded a note discount in the amount of $365,000 based on the relative fair value of the warrants issued in connection with the Notes.  In addition, the Company determined that the Notes contained an embedded beneficial conversion feature with a computed value of $347,000 which was also recorded as a discount to the Notes.  The note discounts are being amortized to interest expense over the thirty-month term of the Notes.  The effective interest rate of the Note including the effect of the amortization of the embedded conversion feature and the note discount is 39.5 percent.

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

During the term of the note payable, Elan has the option to convert the note into shares of Series B Preferred Stock at a rate of $9.00 per share.  Upon the maturity of the note payable, Aeolus has the option to repay the note either in cash or in shares of Series B Stock and warrants having a then fair market value of the amount due; provided that the fair market value used for calculating the number of shares to be issued will not be less than $13.00 per share. As of September 30, 2009, the outstanding balance, including interest, on the note payable to Elan was $594,000.

Margin Loan with UBS Financial Services, Inc.

Aeolus entered into a secured credit agreement (the “Margin Agreement”) with UBS Financial Services, Inc and subsequently drew $375,000 under the Margin Agreement.  The Margin Agreement bore interest at the per annum rate of LIBOR plus 0.25 percent.  The Company repaid the loan in full on January 2, 2009.  The weighted average interest rate for the loan was 2.4% during the period the loan was outstanding in the fiscal year ended September 30, 2009 and 2008.  The average balance of the loan and the total interest paid on the loan during the period the loan was outstanding in the fiscal year ended September 30, 2008 was $351,000 and $4,000, respectively.  The average balance of the loan and the total interest paid on the loan during the period the loan was outstanding in the fiscal year ended September 30, 2009 was $366,000 and zero, respectively.

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

In January 2001, Aeolus issued to Elan 28,457 shares of Series B Stock. In February 2002, the Company issued 58,883 shares of Series B Stock and 480,000 shares of common stock to Elan in exchange for the retirement of a $1,400,000 note payable to Elan. In May 2002, the Company sold 416,204 shares of Series B Stock to Elan for $3,000,000. On January 14, 2005, Elan converted 28,457 shares of the Series B Stock into 28,457 shares of common stock. As of September 30, 2009, 475,087 shares of Series B Stock were outstanding. Each share of Series B Stock is convertible into one share of common stock.

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

On March 30, 2009, Aeolus entered into a Securities Purchase Agreement (the "Purchase Agreement") with two accredited institutional investors  (the "March 2009 Investors") pursuant to which the Company sold and issued to the March 2009 Investors in a private placement an aggregate of 5,357,143 units (the “March 2009 Units”), comprised of an aggregate of 5,357,143 shares of Common Stock of the Company (the “Shares”) and warrants to purchase up to an aggregate of 13,392,857 additional shares of Common Stock (the “March 2009 Warrants”), with an initial exercise price of $0.35 per share, subject to adjustment pursuant to the March 2009 Warrants, with each March 2009 Unit representing one share of Common Stock and a March 2009 Warrant to purchase two-and-one-half shares of Common Stock, at a purchase price of $0.28 per March 2009 Unit for aggregate gross proceeds of $1,500,000 (collectively, the “March 2009 Financing”).  The March 2009 Warrants are exercisable for a five year period from their date of issuance; contain a “cashless exercise” feature that allows the holder to exercise the March 2009 Warrants without a cash payment to the Company under certain circumstances; contain a dividend participation right which allows the holder to receive any cash dividends paid on the Common Stock without exercising the March 2009 Warrant and contain a provision that provides for the reduction of the exercise price to $0.01 in the event of any such payment of cash dividends by the Company; and contain standard anti-dilution provisions that provide for the adjustment of the exercise price and the number of shares of common stock that can be purchased in the event of a financing at a price per share below the exercise price, a stock dividend or split, dividend payment or other issuance, reorganization, recapitalization or similar event.

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

Affiliates of Xmark Opportunity Partners, LLC were the sole investors in the Financing. Together with its affiliates, Xmark Opportunity Partners, LLC beneficially owned approximately 57% of the Company's outstanding common stock prior to the March 2009 Financing.

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

In connection with the SCN Financing (Note F), Aeolus issued warrants to purchase 2,000,000 shares at an exercise price of $0.50 per share with a five year term.  The fair value of the warrants issued on August 1, 2008 was estimated to be $282,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 128% risk free interest rate of 3.2%; and an expected life of five years.  The fair value of the warrants issued on September 4, 2008 was estimated to be $53,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 130% risk free interest rate of 3.0%; and an expected life of five years.    The fair value of the warrants issued on October 1, 2008 was estimated to be $93,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 133% risk free interest rate of 2.9%; and an expected life of five years.    The fair value of the warrants issued on November 3, 2008 was estimated to be $76,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 139% risk free interest rate of 2.7%; and an expected life of five years.    The fair value of the warrants issued on December 1, 2008 was estimated to be $75,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 138% risk free interest rate of 1.7%; and an expected life of five years.

As of September 30, 2009, warrants for common stock outstanding were as follows:

Number of Shares	Exercise Price	Expiration Date

2,500,000	$0.28	November 2010
2,186,668	$0.28	May 2012
13,392,857	$0.35	March 2014
20,000	$0.39	September 2014
50,000	$0.50	May 2011
1,000,000	$0.50	August 2013
250,000	$0.50	September 2013
250,000	$0.50	October 2013
250,000	$0.50	November 2013
250,000	$0.50	December 2013
15,000	$0.50	September 2014
15,000	$0.60	September 2014
7,000,000	$0.75	June 2011
50,000	$1.00	May 2011
50,000	$1.50	May 2011
50,000	$2.00	May 2011
50,000	$2.50	May 2011
27,379,525	$0.46

H. Stock Compensation Plans

Stock Option Plans

As an integral component of a management and employee retention program designed to motivate, retain and provide incentive to the Company’s management, employees and key consultants, the Board of Directors approved the 2004 Stock Option Plan (the “2004 Plan”) and reserved 5,000,000 shares of common stock for issuance under the 2004 Plan. As of September 30, 2009, 750,909 shares were available to be granted under the 2004 Plan. The exercise price of the incentive stock options (“ISOs”) granted under the 2004 Plan must not be less than the fair market value of the common stock as determined on the date of the grant. The options may have a term up to 10 years. Options typically vest immediately or up to one year following the date of the grant.

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

Stock option activity under the 2004 Plan and 1994 Plan were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life	Intrinsic Value

Outstanding at September 30, 2006	3,071,806	$3.25	7.7 years	$22
Granted	1,315,000	$0.68	10.0 years	---
Exercised	(20,833)	$1.00	8.6 years	(8)
Cancelled	(492,356)	$0.65
Outstanding at September 30, 2007	3,873,617	$2.72	7.3 years	$2
Granted	475,000	$0.35	10.0 years	---
Exercised	----
Cancelled	(113,336)	$0.87
Outstanding at September 30, 2008	4,235,281	$2.50	6.7 years	$46
Granted	1,992,750	$0.33	10.0 years	117
Exercised	----
Cancelled	(51,766)	$32.36		---
Outstanding at September 30, 2009	6,176,265	$1.58	7.0 years	$138
Exercisable at September 30, 2009	4,876,524	$1.92	6.3 years	$61

Stock options granted to consultants during fiscal year 2009, 2008 and 2007 were fully vested when issued or vested over a twelve month period.  Stock option expense for stock options granted to consultants was $69,000, $77,000 and $248,000 for fiscal year 2009, 2008 and 2007, respectively.  For the fiscal years ended September 30, 2009, 2008 and 2007, all stock options were issued at or above the fair market value of a share of common stock.  The weighted-average grant-date fair value of options granted during the fiscal years 2009, 2008 and 2007 was $0.30, $0.35 and $0.68, respectively.

A summary of the status of nonvested shares during the three years ended September 30, 2009 was:

Shares

Nonvested at September 30, 2006	539,586
Granted	1,315,000
Forfeited	(450,000)
Vested	(867,086)
Nonvested at September 30, 2007	537,500
Granted	475,000
Vested	(701,667)
Nonvested at September 30, 2008	310,833
Granted	1,992,750
Vested	(1,003,842)
Nonvested at September 30, 2009	1,229,741

The total deferred compensation expense for outstanding stock options was $335,000 as of September 30, 2009, which will be recognized over a weighted average period of eight months.  The total fair value of shares vested during fiscal years 2009, 2008 and 2007 was $321,000, $341,000 and $689,000, respectively.

The details of stock options outstanding at September 30, 2009 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2009	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable at September 30, 2009	Weighted Average Exercise Price

$0.29 - $0.32	1,476,250	$0.30	9.5 years	671,564	$0.31
$0.33 - $0.45	993,500	$0.39	9.4 years	498,445	$0.39
$0.55 - $0.75	771,861	$0.65	7.2 years	771,861	$0.65
$0.78 - $0.90	889,335	$0.87	6.7 years	889,335	$0.87
$0.91 - $1.45	223,500	$1.04	6.6 years	223,500	$1.04
$1.50	1,256,019	$1.50	3.8 years	1,256,019	$1.50
$1.52 - $1.85	212,500	$1.84	5.0 years	212,500	$1.84
$2.10 - $8.13	173,018	$4.20	4.2 years	173,018	$4.20
$11.50 - $19.38	90,860	$13.95	2.1 years	90,860	$13.95
$20.00 - $51.25	89,422	$35.54	0.9 years	89,422	$35.54
$0.29 - $51.25	6,176,265	$1.58	7.0 years	4,876,524	$1.92

For fiscal 2009, 2008 and 2007, stock-based compensation expense recognized in the statement of operations is as follows (in thousands):

	For the fiscal year ended September 30,
	2009	2008	2007
Research and development expenses	$38	$45	$177
General and administrative expenses	245	296	539
Total stock-based compensation expense	$283	$341	$716

The fair value of the options associated with the above compensation expense for fiscal 2009, 2008 and 2007, was determined at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the fiscal year ended September 30,
	2009	2008	2007
Dividend yield	0%	0%	0%
Expected volatility	111%	197% - 198%	191% - 195%
Risk-free interest rate	3.0%	3.8% - 4.6%	4.5% - 5.1%
Expected option life after shares are vested	9.3 years	10 years	10 years

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

I. Income Taxes

As of September 30, 2009 and 2008, the Company had federal net operating loss (“NOL”) carryforwards of $105,303,000 and $104,015,000, respectively and state operating loss carryforwards of $28,715,000 and $27,429,000, respectively.  The use of these federal NOL carryforwards might be subject to limitation under the rules regarding a change in stock ownership as determined by the Internal Revenue Code (the “Code”). The Company may have had a change of control under Section 382 of the Code during fiscal 2004 and 2006; however, a complete analysis of the limitation of the NOL carryforwards will not be completed until the time the Company projects it will be able to utilize such NOLs.  The federal net operating losses will begin to expire in 2010. The state net operating losses begin to expire in fiscal year 2010. Additionally, the Company had federal research and development carryforwards as of September 30, 2009 and 2008 of $3,078,000 and $3,060,000, respectively.  The Company had state research and development carryforwards as of September 30, 2009 and 2008 of $369,000 and $350,000, respectively.

Significant components of the Company’s deferred tax assets at September 30, 2009 and 2008 consisted of the following (in thousands):

	2009	2008

Net operating loss carryforwards	$38,341	$37,790
Research and development credit carryforwards	3,446	3,410
Accrued payroll related liabilities	2,542	2,420
Note discount	322	10
Impairment on marketable securities	—	21
Total deferred tax assets	44,651	43,651
Deferred tax liabilities	—	—
Valuation allowance for deferred assets	(44,651)	(43,651)
Net deferred tax asset	$—	$—

Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, all of the deferred tax assets have been fully offset by a valuation allowance.  The change in the valuation allowance is primarily a result of the net operating loss carryforwards.

Taxes computed at the statutory federal income tax rate of 34% are reconciled to the provision for income taxes as follows (dollars in thousands):

	2009	2008	2007

Effective income tax rate	0%	0%	0%

United States Federal income tax at statutory rate	$(781)	$(1,011)	$(1,028)
State income taxes (net of federal benefit)	(75)	(142)	(170)
Warrant expense	13	40	—
Change in valuation reserves	857	1,145	1,244
Other	(14)	(32)	(46)
Provision for income taxes	$—	$—	$—

On October 1, 2007, the Company adopted new accounting guidance which altered the framework for recognizing income tax contingencies. Previously, the focus was on the subsequent liability recognition for estimated losses from tax contingencies where such losses were probable and the related amounts could be reasonably estimated. Under this new guidance, a contingent tax asset (i.e., an uncertain tax position) may only be recognized if it is more likely than not that it will ultimately be sustained upon audit. The Company has evaluated its tax positions for all jurisdictions and all years for which the statute of limitations remains open and determined that no additional liability for unrecognized tax benefits and interest was necessary.

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

National Jewish Medical and Research Center Agreements

Aeolus has an exclusive worldwide license (“NJH License”) from National Jewish Health (“NJH”) to develop, make, have made, use and sell products using certain technology developed by certain scientists at NJH.  The NJH License requires Aeolus to use commercially reasonable efforts to diligently pursue the development and government approval of products using the licensed technology.  Aeolus will pay royalties to NJH on net product sales during the term of the NJH License and a milestone payment upon regulatory approval.  In addition, Aeolus is obligated under the NJH License to pay all or a portion of patent prosecution, maintenance and defense costs.  Unless earlier terminated, the NJH License continues until the expiration of the last to expire issued patent on the licensed technology.

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

K. Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(in thousands, except per share amounts)

Fiscal 2009
Total revenue	$—	$—	$—	$—	$—
Net loss attributable to common stockholders	$(459)	$(665)	$(426)	$(746)	$(2,296)
Basic net loss per common share attributable to common stockholders	$(0.01)	$(0.02)	$(0.01)	$(0.02)	$(0.07)
Diluted net loss per common share attributable to common stockholders	$(0.02)	$(0.02)	$(0.01)	$(0.02)	$(0.07)

Fiscal 2008
Total revenue	$—	$—	$—	$—	$—
Net loss attributable to common stockholders	$(641)	$(697)	$(580)	$(1,055)	$(2,973)
Basic net loss per common share attributable to common stockholders	$(0.02)	$(0.02)	$(0.02)	$(0.03)	$(0.09)
Diluted net loss per common share attributable to common stockholders	$(0.02)	$(0.02)	$(0.02)	$(0.05)	$(0.11)

L. Subsequent Events

On October 6, 2009, the Company entered into a Securities Purchase and Exchange Agreement (the "October 2009 Purchase Agreement") with several accredited institutional investors  (the "October 2009 Investors") pursuant to which the Company sold and issued to the October 2009 Investors in a private placement an aggregate of 5,892,857 units (the “Units”), comprised of an aggregate of 5,892,857 shares of Common Stock (the “Shares”) and warrants to purchase up to an aggregate of 11,785,714 additional shares of Common Stock (the “October 2009 Warrants”), with an initial exercise price of $0.28 per share, subject to adjustment pursuant to the October 2009 Warrants, with each Unit representing one share of Common Stock and a October 2009 Warrant to purchase two shares of Common Stock, at a purchase price of $0.28 per Unit for aggregate gross proceeds of $1,650,000 (collectively, the “October 2009 Financing”).  The October 2009 Warrants are exercisable for a seven year period from their date of issuance; contain a “cashless exercise” feature that allows the holder to exercise the October 2009 Warrants without a cash payment to the Company under certain circumstances; contain a dividend participation right which allows the holder to receive any cash dividends paid on the Common Stock without exercising the October 2009 Warrant and contain a provision that provides for the reduction of the exercise price to $0.01 in the event of any such payment of cash dividends by the Company or upon a change of control and contain anti-dilution provisions in the event of a stock dividend or split, dividend payment or other issuance, reorganization, recapitalization or similar event.

The Company also granted to the October 2009 Investors the option to acquire, collectively, up to an additional 5,892,857 additional Units (the “Additional Units”), comprised of an aggregate of 5,892,857 shares of Common Stock and warrants to purchase up to an aggregate of 11,785,714 additional shares of common stock at the per Additional Unit purchase price of $0.28 (the “Call Option”). In addition, the October 2009 Investors granted to the Company the option to require these October 2009 Investors, severally and not jointly, to acquire up to 5,892,857 Additional Units, less any Additional Units acquired under the Call Option, at the per Additional Unit purchase price of $0.28 (the “Put Option”).  The Call Option is exercisable at any time, and from time to time, on or prior to June 30, 2010.  The Put Option is exercisable at any time from June 30, 2010 to July 30, 2010.  However, the Investors shall have the right to terminate the Put Option if they reasonably determine that a material adverse event, condition or circumstance has occurred with respect to the prospects of the Company’s AEOL 10150 drug candidate for acute radiation syndrome; provided that the Company’s failure to receive a grant or financing shall not, by itself, constitute a material adverse event, condition or circumstance with respect thereto.

In addition, the October 2009 Investors agreed to convert all $1,000,000 of the Company’s Senior Convertible Notes issued in 2008 (the “Notes”) into Common Stock at a conversion rate of $0.35 per share (the “Conversion Shares”) and to exchange their remaining option to purchase an additional $4,000,000 in Senior Convertible Notes for warrants to purchase up to 14,285,714 shares of Common Stock in substantially the same of form and terms of the October 2009 Warrants issued in the October 2009 Financing, including an initial exercise price of $0.28 per share, subject to adjustment pursuant to the warrants (the “Note Warrants”).  As consideration for the October 2009 Investors to convert the Notes, the Company agreed to exchange warrants to purchase up to 2,000,000 shares of Common Stock issued to the October 2009 Investors in connection with the sale of the Notes, warrants to purchase up to 2,150,000 shares of Common Stock issued to the October 2009 Investors and one of their affiliates in connection with a financing completed in November 2005 and warrants to purchase up to 13,392,857 shares of Common Stock issued to the October 2009 Investors in connection with a financing completed in March 2009 (collectively, the “Prior Warrants”) for warrants to purchase up to 17,542,857 shares of Common Stock in substantially the same form and terms of the October 2009 Warrants issued in the October 2009 Financing, including an initial exercise price of $0.28 per share, subject to adjustment pursuant to the warrants (the “Exchange Warrants”) (collectively, the “Conversion”).

In connection with the October 2009 Financing and the Conversion, the Company also entered into a Registration Rights Agreement (the “October 2009 Rights Agreement”) with the Investors.  In addition, the Investors agreed to terminate the Company’s Registration Rights Agreements dated November 21, 2005 and March 30, 2009.  Pursuant to the October 2009 Rights Agreement, the Company agreed to file one or more registration statements (collectively, the “Registration Statements”) with the Securities and Exchange Commission (the “SEC”) covering the resale of the Shares, the Conversion Shares and all shares of common stock issuable upon exercise of the Warrants, the Note Warrants and the Exchange Warrants (collectively, the “Registrable Securities”) upon demand of the holders of a majority of the Registrable Securities (a “Demand Registration”).  Such holders have the right to two Demand Registrations, subject to certain exceptions.  In the event the holders exercise their right to a Demand Registration, the Company has agreed to file a Registration Statement to register the resale of the Registrable Securities within a certain number of days after the request and to use commercially reasonable efforts to cause the Registration Statement to be declared effective by the SEC as soon as practicable after the filing thereof.  The Company also agreed to use its commercially reasonable efforts to keep the Registration Statements effective for a specified period.

The net proceeds to the Company from the October 2009 Financing, after deducting for expenses, were approximately $1.6 million. The Company intends to use the net proceeds from the Financing to finance animal efficacy studies in Acute Radiation Syndrome, the development of AEOL 10150 and ongoing operations of the Company.

Affiliates of Xmark Opportunity Partners, LLC are the sole investors in the Financing and, together with the Company, are the sole participants in the Conversion. Together with its affiliates, Xmark Opportunity Partners, LLC beneficially owned approximately 71% of the Company's outstanding common stock prior to the Financing and the Conversion.  Xmark Opportunity Partners, LLC is the sole manager of Goodnow Capital, L.L.C. and possesses sole power to vote and direct the disposition of all securities of the Company held by Goodnow. Goodnow has the right to designate up to two directors for election to the Company's Board of Directors pursuant to the terms of a purchase agreement between Goodnow and the Company. David C. Cavalier, a current director of the Company, is President of Goodnow.

On October 1, 2009, the Company adopted EITF 07-5 and applied its provisions to outstanding instruments as of that date.  The fair value of the warrants affected by EITF 07-05 at the dates of issuance totaling $8,282,000 was initially recorded as a component of additional paid-in capital. Upon adoption of EITF 07-5, in the first quarter of 2010, the Company recorded a decrease to the opening balance of additional-paid-in capital of $8,142,000 and recorded a decrease to accumulated deficit totaling $4,353,000, representing the decrease in the fair value of the warrants from the date of issuance to October 1, 2009.  The fair value of the warrants at October 1, 2009 of $3,789,000 will be included as a current liability in the balance sheet as of that date.  Any future increase or decrease in fair value of the warrants will be included as a component of other income in the accompanying statement of operations for the respective period.  As of October 31, 2009, the liability for warrants increased to $17,272,000 resulting in an additional charge to the statement of operations of $6,250,000.  As of November 30, 2009, the liability for warrants decreased to $15,389,000 resulting in a gain in the statement of operations of $1,882,000.

On December 24, 2009, the Company entered into an amendment (the “Amendment”) to the Securities Purchase and Exchange Agreement dated October 6, 2009 (the “Agreement”)  pursuant to which the Company agreed to lower the conversion price of the Company’s Senior Convertible Notes issued in 2008 (the “Notes”) from $0.35 per share to $0.28 per share and as a result, issued to the investors in the Company’s October 2009 financing (the “Financing”) an additional 714,286 shares of the Company’s Common Stock upon conversion of the Notes (the “Issuance”).  The Agreement was executed to resolve a misunderstanding regarding one of the Financing terms between the Company and the investors in the Financing.  The Company will not receive any proceeds from the Issuance.

We have evaluated subsequent events through the issuance of the financial statements, which occurred on December 28, 2009.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

(a)      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer (the Company’s Principal Executive Officer) and Chief Financial Officer (the Company’s Principal Financial and Accounting Officer), of the effectiveness of the Company’s disclosure controls and procedures required by Exchange Act Rule 13a-15.  Based upon that evaluation, the Company’s Principal Executive Officer and Principal Financial and Accounting Officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2009 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms because of the material weakness discussed below.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009.  In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in an Internal Control Integrated Framework.  As a result of the lack of segregation of duties, management has determined that a material weakness in internal control over financial reporting related to the segregation of duties existed as of September 30, 2009, and based on the criteria set forth by COSO, concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2009.

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

Item 9B. Other Information.

None.

PART III

Certain information required by Part III is omitted from this report because the Registrant expects to file a definitive information statement in connection with the registrant’s Written Consent in Lieu of 2010 Annual Meeting of Stockholders (the “Information Statement”) within 120 days after the end of its fiscal year pursuant to Regulation 14C promulgated under the Securities Exchange Act of 1934, as amended, and the information included therein is incorporated herein by reference to the extent provided below.

Item 10. Directors and Executive Officers of the Registrant.

The information set forth under the headings "Proposal No. 1:  Election of Directors," "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Information Statement is incorporated herein by reference.  The information required by this Item 10 concerning the Registrant’s executive officers is set forth under the heading “Executive Officers” located at the end of Part I Item 1 of this Form 10-K.

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

Item 11. Executive Compensation.

        The information set forth under the headings "Compensation Discussion and Analysis," "Compensation Committee Report," "Compensation Committee Interlocks and Insider Participation," "Executive Compensation" and "Director Compensation" in our definitive Information Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information set forth under the headings “Other Information — Principal Stockholders” and "Equity Compensation Plan Information" in our definitive Information Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

        The information set forth under the headings "Information Concerning the Board of Directors and its Committees" and "Certain Related Transactions” in our definitive Information Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information set forth under the heading “Independent Registered Public Accounting Firm — Fees” in our definitive Information Statement is incorporated herein by reference.

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

(2)           Exhibits.

		Incorporated by Reference To
Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

2.1	Agreement and Plan of Merger and Reorganization dated September 16, 2003 between Incara, Inc. and Incara Pharmaceuticals Corporation	S-4	09/19/03	2.1
3.1	Certificate of Incorporation, as amended	10-Q	06/30/04	3.1
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	3/27/06	3.1
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	10/27/06	3.1
3.4	Bylaws, as amended	8-K	10/25/05	3.1
3.5	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of the Company dated November 18, 2005	8-K	11/23/05	3.1
4.1	Form of Common Stock Certificate	10-Q	06/30/04	4.1
4.2	Form of Series B Preferred Stock Certificate	S-4	09/19/03	4.8
4.3	Form of Warrant to Purchase Common Stock dated November 21, 2005	8-K	11/23/05	10.2
4.4	Form of Warrant to Purchase Common Stock dated June 5, 2006.	8-K	6/5/06	10.3
4.5	Warrant to Purchase Common Stock dated June 5, 2006 issued to Efficacy Biotech Master Fund Ltd.	8-K	6/5/06	10.4
4.6	Registration Rights Agreement dated May 22, 2007 by and among the Company and each of the Purchasers whose names appear on the Schedule attached thereto.	8-K	5/22/07	4.1
4.7	Registration Rights Agreement dated October 6, 2009 by and among the Company and the investors whose names appear on the signature pages thereof.	8-K	10/6/09	4.1
4.8	Form of Warrant to Purchase Common Stock dated May 22, 2007.	8-K	5/22/07	10.2
4.9	Form of Warrant to Purchase Common Stock	8-K	10/6/09	10.2
10.1*	License Agreement between Duke University and Aeolus Pharmaceuticals, Inc., dated July 21, 1995	S-1	12/08/95	10.4
10.2	Amended and Restated Limited Liability Company Agreement of CPEC LLC dated July 15, 1999, among CPEC LLC, Intercardia, Inc. and Interneuron Pharmaceuticals, Inc.	8-K	07/23/99	10.42
10.3	Assignment, Assumption and License Agreement dated July 15, 1999, between CPEC LLC and Intercardia, Inc.	8-K	07/23/99	10.43
10.4*	License Agreement dated January 19, 2001 between Incara Pharmaceuticals Corporation and Incara Development, Ltd.	10-Q	12/31/00	10.59
10.5*	License Agreement dated January 19, 2001 between Elan Corporation, plc, Elan Pharma International Ltd. and Incara Development, Ltd.	10-Q	12/31/00	10.60
10.6	Registration Rights Agreement dated December 21, 2000 among Incara Pharmaceuticals Corporation, Elan International Services, Ltd. and Elan Pharma International Ltd.	10-Q	12/31/00	10.62
10.7	Agreement and Amendment, effective as of January 22, 2001, by and among Incara Pharmaceuticals Corporation, Elan International Services, Ltd. and Elan Pharma International Limited	10-Q	03/31/01	10.64
10.8	Second Agreement and Amendment, effective as of January 22, 2001, by and among Incara Pharmaceuticals Corporation, Elan International Services, Ltd. and Elan Pharma International Limited	10-Q	03/31/01	10.65
10.9	Third Agreement and Amendment, effective as of January 22, 2001, by and among Incara Pharmaceuticals Corporation, Elan International Services, Ltd. and Elan Pharma International Limited	8-K	06/01/01	10.66
10.10	Agreement and Fourth Amendment, effective February 13, 2002, by and among Incara Pharmaceuticals Corporation, Elan International Services, Ltd., Elan Pharma International Limited and Elan Pharmaceutical Investments III, Ltd.	10-Q	12/31/01	10.75
10.11*	License Agreement dated June 25, 1998 between Duke University and Aeolus Pharmaceuticals, Inc.	10-Q	03/31/02	10.82
10.12*	License Agreement dated May 7, 2002 between Duke University and Aeolus Pharmaceuticals, Inc.	10-Q	03/31/02	10.83
10.13*	License Agreement dated November 17, 2000 between National Jewish Medical and Research Center and Aeolus Pharmaceuticals, Inc.	10-Q	12/31/00	10.56
10.14*	Securities Purchase Agreement dated as of May 15, 2002, among Incara Pharmaceuticals Corporation, Aeolus Pharmaceuticals, Inc., Elan Pharma International Limited and Elan International Services, Ltd.	8-K	07/03/02	10.84
10.15*	Development and Option Agreement dated May 15, 2002, among Elan Pharma International Limited, Incara Pharmaceuticals Corporation and Aeolus Pharmaceuticals, Inc.	8-K	07/03/02	10.85
10.16	Amended and Restated Registration Rights Agreement dated as of May 15, 2002, among Incara Pharmaceuticals Corporation, Elan International Services, Ltd. and Elan Pharma International Limited	8-K	07/03/02	10.86
10.17	Amendment No. 1 to License Agreement dated May 14, 2002, between Aeolus Pharmaceuticals, Inc. and Duke University (amending License Agreement dated July 21, 1995)	8-K	07/03/02	10.87
10.18	Amendment No. 1 to License Agreement dated May 14, 2002, between Aeolus Pharmaceuticals, Inc. and Duke University (amending License Agreement dated June 25, 1998)	8-K	07/03/02	10.88
10.19	Amendment No. 1 to License Agreement dated May 14, 2002, between Aeolus Pharmaceuticals, Inc. and National Jewish Medical and Research Center (amending License Agreement dated November 17, 2000)	8-K	07/03/02	10.89
10.20	Convertible Secured Promissory Note dated July 28, 2003 issued by Incara, Inc. to Goodnow Capital, Inc.	10-Q	06/30/03	10.97
10.21	Guaranty dated July 28, 2003 issued by Incara Pharmaceuticals Incorporation to Goodnow Capital, Inc.	10-Q	06/30/03	10.98
10.22	Security Agreement dated July 28, 2003 issued by Incara Pharmaceuticals Incorporation to Goodnow Capital, Inc.	10-Q	06/30/03	10.90
10.23	Debenture and Warrant Purchase Agreement dated September 16, 2003 among Incara Pharmaceuticals Corporation, Incara, Inc. and Goodnow Capital, L.L.C.	S-4	09/19/03	10.100
10.24	Registration Rights Agreement dated September 16, 2003 among Incara Pharmaceuticals Corporation, Incara, Inc. and Goodnow Capital, L.L.C.	S-4	09/19/03	10.101
10.25	Amendment No. 1 to Debenture and Warrant Purchase Agreement dated September 16, 2003 among Incara Pharmaceuticals Corporation, Incara, Inc. and Goodnow Capital, L.L.C.	8-K	04/21/04	10.104
10.26	Letter dated May 17, 2004 from Elan International Services, Limited and Elan Pharma International Limited to Incara Pharmaceuticals Corporation	10-Q	06/30/04	10.106
10.27+	Aeolus Pharmaceuticals, Inc. 1994 Stock Option Plan, as amended	10-Q	06/30/04	10.109
10.28+	Aeolus Pharmaceuticals, Inc. Amended and Restated 2004 Stock Incentive Plan	S-8 POS	3/31/08	99.1
10.29+	Employment Agreement dated July 14, 2006 between Aeolus Pharmaceuticals, Inc. and John L. McManus	8-K	7/14/06	10.1
10.30+	Letter Agreement dated July 10, 2006 between Aeolus Pharmaceuticals, Inc. and McManus & Company, Inc.	8-K	7/10/06	10.2
10.31+	Form of Indemnity Agreement	8-K	2/18/05	10.118
10.32	Terms of Outside Director Compensation	10-K	12/17/04	10.114
10.33+	Form of Incentive Stock Option Agreement	10-Q	2/8/05	10.115
10.34+	Form of Nonqualified Stock Option Agreement	10-Q	2/8/05	10.116
10.35	Purchase Agreement dated November 21, 2005 by and among the Company and the investors whose names appear on the signature pages thereof	8-K	11/23/05	10.1
10.36	Subscription Agreement dated June 5, 2006 by and between the Company and the investors whose names appear on the signature pages thereof.	8-K	6/5/06	10.1
10.37	Board Observer Letter dated June 5, 2006 by and among the Company and Efficacy Biotech Master Fund Ltd.	8-K	6/5/06	10.6
10.38	Securities Purchase Agreement dated May 22, 2007 by and among the Company and the investors whose names appear on the signature pages thereof.	8-K	5/22/07	10.1
10.39	Convertible Promissory Note dated February 7, 2007 issued by Aeolus Pharmaceuticals, Inc. to Elan Pharma International Ltd.	S-1	6/4/07	10.43
10.40	Amendment No. 1 To Convertible Promissory Note dated February 7, 2009 by and between Aeolus Pharmaceuticals, Inc. and Elan Pharma International Limited	8-K	3/16/09	10.1
10.41+	Form of Restricted Share Award Agreement	S-8 POS	3/31/08	99.2
10.42	Securities Purchase and Exchange Agreement dated October 6, 2009 by and among the Company and the investors whose names appear on the signature pages thereof	8-K	10/6/09	10.1
10.43	Amendment Agreement to the Securities Purchase and Exchange Agreement dated December 24, 2009 by and among the Company and the investors whose names appear on the signature pages thereof	8-K	12/28/09	10.1
14.1	Aeolus Pharmaceuticals, Inc. Code of Ethics for Chief Executive Officer and Senior Financial Officers, as amended on December 13, 2004	8-K	12/14/04	10.113
21.1	List of Subsidiaries				X
23.1	Consent of Haskell & White LLP, Independent Registered Public Accounting Firm				X
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)				X
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a)				X
32.1	Certification by the Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

——————
*           The Company has received confidential treatment of certain portions of this agreement which have been omitted and filed separately with the U.S. Securities and Exchange Commission.

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
Date: December 28, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John L. McManus	President and Chief Executive Officer	December 28, 2009
John L. McManus	(Principal Executive Officer)

/s/ Michael P. McManus	Chief Financial Officer, Treasurer and Secretary	December 28, 2009
Michael P. McManus	(Principal Financial and Accounting Officer)

/s/ David C. Cavalier	Chairman of the Board of Directors	December 28, 2009
David C. Cavalier

/s/ John M. Farah, Jr.	Director	December 28, 2009
John M. Farah, Jr., Ph.D.

/s/ Joseph J. Krivulka	Director	December 28, 2009
Joseph J. Krivulka

/s/ Amit Kumar	Director	December 28, 2009
Amit Kumar, Ph.D.

/s/ Michael E. Lewis	Director	December 28, 2009
Michael E. Lewis, Ph.D.

/s/ Chris A. Rallis	Director	December 28, 2009
Chris A. Rallis

/s/ Peter D. Suzdak	Director	December 28, 2009
Peter D. Suzdak, Ph.D.