Form 10-Q
period 2009-12-31
AEOLUS PHARMACEUTICALS, INC.
filed 2010-02-19
CIK 1261734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009.

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 19, 2010
Common Stock, par value $.01 per share	48,224,320 shares

AEOLUS PHARMACEUTICALS, INC.
FORM 10-Q
For the Quarter Ended December 31, 2009
Table of Contents

AEOLUS PHARMACEUTICALS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.                Financial Statements.

Statement Regarding Financial Information

The condensed consolidated financial statements of Aeolus Pharmaceuticals, Inc. and its wholly-owned subsidiary, Aeolus Sciences, Inc. (collectively the “Company”), included herein have been prepared by management, without audit (except for the Consolidated Balance Sheet as of September 30, 2009), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The Company recommends that you read the consolidated financial statements included herein in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009, filed with the SEC on December 28, 2009.

AEOLUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and per share data)

	December 31,	September 30,
	2009	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,870	$646
Prepaid and other current assets	28	133
Total current assets	1,898	779

Investment in CPEC LLC	32	32
Total assets	$1,930	$811

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$307	$774
Total current liabilities	307	774

Warrant liability (Note D)	18,669	—
Senior convertible notes to related parties, net (redemption value of zero and $1,000,000 as of December 31, 2009 and September 30, 2009, respectively (Note E))	—	600
Long-term note payable	610	594
Total liabilities	19,586	1,968

Commitments and contingences (Note B and H)

Stockholders' equity (deficit):
Preferred stock, $.01 par value per share, 10,000,000 shares authorized:
Series B nonredeemable convertible preferred stock, 600,000 shares authorized; 475,087 shares issued and outstanding at December 31,
2009 and September 30, 2009	5	5
Common stock, $.01 par value per share, 200,000,000 shares authorized;
48,224,320 shares issued and outstanding at December 31, 2009 and
37,563,392 shares issued and outstanding at September 30, 2009	482	376
Additional paid-in capital	153,975	159,657
Accumulated deficit	(172,118)	(161,195)
Total stockholders' deficit	(17,656)	(1,157)
Total liabilities and stockholders' deficit	$1,930	$811

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (In thousands, except per share data)

	Three Months Ended
	December 31,
	2009	2008
Revenue
Grant income	$-	$-

Costs and expenses:
Research and development	184	125
General and administrative	406	283
Total costs and expenses	590	408

Loss from operations	(590)	(408)
Change in fair value of trading securities, net	-	49
Non-cash financing charges and change in fair value of warrants (Notes D, E and F)	(13,860)	-
Interest expense, net	(826)	(100)

Net loss	$(15,276)	$(459)

Net loss per weighted share attributable to common stockholders:
Basic	$(0.33)	$(0.01)
Diluted	$(0.33)	$(0.02)

Weighted average common shares outstanding:
Basic	46,527	31,988
Diluted	46,527	34,472

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(15,276)	$(459)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash compensation	190	65
Change in fair value of trading securities	—	(49)
Change in fair value of warrants	7,646	—
Noncash consulting expense	14	25
Noncash interest and warrant costs	6,986	100
Change in assets and liabilities:
Prepaid and other assets	105	34
Accounts payable and accrued expenses	(54)	(322)
Net cash used in operating activities	(389)	(606)

Cash flows from financing activities:
Draws on UBS margin loan	—	3
Payments on UBS margin loan	—	(2)
Proceeds from issuance of common stock and warrants	1,650	—
Costs related to the issuance of common stock and warrants	(54)	—
Proceeds from exercise of warrants	17	—
Proceeds from issuance of Senior Convertible Notes	—	375
Net cash provided by financing activities	1,613	376

Net increase (decrease) in cash and cash equivalents	1,224	(230)
Cash and cash equivalents at beginning of period	646	399
Cash and cash equivalents at end of period	$1,870	$169

Supplemental disclosure of cash flow information:
Cash payments of interest	$—	$2

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for payment of accounts payable	$413	$—
Common stock issued upon conversion of Senior Convertible Notes	$1,000,000	$—
Common stock issued for payment of interest on Senior Convertible Notes	$13	$2

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

The “Company” or “Aeolus” refers collectively to Aeolus Pharmaceuticals, Inc., a Delaware corporation (“Aeolus”), and its wholly owned subsidiary, Aeolus Sciences, Inc., a Delaware corporation. As of December 31, 2009, Aeolus also owned a 35.0% interest in CPEC LLC, a Delaware limited liability company (“CPEC”). The Company’s primary operations are located in Mission Viejo, California.

All significant intercompany activity has been eliminated in the preparation of the condensed consolidated financial statements. The unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Some information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. The consolidated balance sheet at September 30, 2009 was derived from the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in that Annual Report on Form 10-K and in the Company’s other SEC filings. Results for the interim period are not necessarily indicative of the results for any other period.

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board ("FASB") issued revised guidance requiring enhanced disclosures about transfers of financial assets and a company’s continuing involvement in transferred assets. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2009.  The adoption of this new guidance is not expected to have a material effect on the Company's financial statements.

B.         Liquidity

The Company has incurred significant losses from operations of $590,000 and $2,003,000, and cash outflows from operations of $389,000 and $1,923,000, for the three months ended December 31, 2009 and for the fiscal year ended September 30, 2009, respectively. The Company expects to incur additional losses and negative cash flow from operations during the remainder of fiscal year 2010 and for several more years.

Management believes the Company has adequate financial resources to conduct operations into the third quarter of fiscal year 2010. This raises substantial doubt about our ability to continue as a going concern, which will be dependent on our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing and, ultimately, to achieve operating profits.

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

If the Company is unable to obtain additional financing to fund operations beyond the third quarter of fiscal year 2010, it will need to eliminate some or all of its activities, merge with another company, sell some or all of its assets to another company, or cease operations entirely. There can be no assurance that the Company will be able to obtain additional financing on favorable terms or at all, or that the Company will be able to merge with another Company or sell any or all of its assets.

C.         Net Loss Per Common Share

The Company computes basic net loss per weighted average share attributable to common stockholders using the weighted average number of shares of common stock outstanding during the period. The Company computes diluted net loss per weighted average share attributable to common stockholders using the weighted average number of shares of common and dilutive potential common shares outstanding during the period. Potential common shares consist of stock options, convertible debt, warrants and convertible preferred stock using the treasury stock method and are excluded if their effect is anti-dilutive.  Diluted weighted average common shares excluded incremental shares of approximately 60,223,000 as of December 31, 2009 issuable upon the exercise or conversion of convertible debt, stock options to purchase common stock, convertible preferred stock and warrants to purchase common stock. These shares were excluded due to their antidilutive effect as a result of the Company’s net losses. Diluted weighted average common shares included incremental shares issuable upon conversion of the Senior Convertible Notes but excluded incremental shares of approximately 20,954,000 as of December 31, 2008 issuable upon the exercise or conversion of convertible debt, stock options to purchase common stock, convertible preferred stock and warrants to purchase common stock. These shares were excluded due to their antidilutive effect as a result of the Company’s net losses.

D.           Warrant Liability

On October 1, 2009, the Company adopted new accounting guidance originally referred to as Emerging Issues Task Force 07-5.  The new guidance revised existing guidance for determining whether an Instrument (or Embedded Feature) is indexed to an entity’s own stock.  Equity-linked instruments (or embedded features) that otherwise meet the definition of a derivative are not accounted for as derivatives if certain criteria are met, one of which is that the instrument (or embedded feature) must be indexed to the entity’s own stock.  The Company applied the new guidance to outstanding instruments as October 1, 2009.  The fair value of the warrants affected by the new guidance at the dates of issuance totaled $8,282,000 and was initially recorded as a component of additional paid-in capital. Upon adoption of the new guidance, the Company recorded a decrease to the opening balance of additional-paid-in capital of $8,142,000 and recorded a decrease to accumulated deficit totaling $4,353,000, representing the decrease in the fair value of the warrants from the date of issuance to October 1, 2009.  The fair value of the warrants at October 1, 2009 of $3,789,000  was classified as a liability in the balance sheet as of that date.

Future increases or decreases in fair value of the warrants will be included as a component of other income in the accompanying statement of operations for the respective period.  As of December 31, 2009, the liability for warrants increased to $18,669,000 resulting in an additional charge to the statement of operations of $7,646,000.  The warrant liability and revaluations have not and will not have any impact on the Company’s working capital, liquidity, or business operations.

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

The Notes issued in the Financing and the Subsequent Financings had an initial conversion price of $0.35 per share, subject to adjustment pursuant to the Notes.  In addition, the Investors had the option to purchase up to an additional 4,000 Units, in one or more closings (each, an "Election Closing") at their sole option at any time on or before December 31, 2013.

Interest on the Notes accrued at the rate of 7.0% per annum from the date of issuance, and was payable semi-annually, on January 31 and July 31 of each year.  Interest was payable, at the Company's sole election, in cash or shares of Common Stock, to holders of Notes on the record date for such interest payments, with the record dates being each January 15 and July 15 immediately preceding an interest payment date.   The effective interest rate of the Note including the effect of the amortization of the embedded conversion feature and the note discount is 39.4 percent.

The net proceeds to the Company from the sale of 1,000 Units in the Financing and Subsequent Financing, after deducting for expenses, were approximately $844,000.  The Company used the net proceeds to fund the development of AEOL 10150 and to fund ongoing operations of the Company.  Offering costs of the private placement were $156,000 and were allocated to the Notes and Warrants based upon their respective fair values.  The offering costs attributed to the Notes in the amount of $100,000 were capitalized as Debt Issuance Costs.  The Debt Issuance Costs were amortized over the life of the Notes in the Financing.

In connection with a financing that occurred on October 6, 2009 and is more fully described in Note F – Shareholders’ Equity,  the holders of the Notes agreed to convert all $1,000,000 of the Company’s Notes  into Common Stock at a conversion rate of $0.35 per share and to exchange their remaining option to purchase an additional $4,000,000 in Notes for warrants to purchase up to 14,285,714 shares of Common Stock with an initial exercise price of $0.28 per share, subject to adjustment pursuant to the warrants (the “Note Warrants”).

On December 24, 2009, the “Company entered into an amendment (the “Amendment”) to the Securities Purchase and Exchange Agreement dated October 6, 2009 (the “October 2009 Purchase Agreement”) pursuant to which the Company agreed to lower the conversion price of the Notes from $0.35 per share to $0.28 per share and as a result, issued an additional 714,286 shares of the Company’s Common Stock.  The Amendment was executed to resolve a misunderstanding regarding one of the financing terms in the October 6, 2009 financing between the Company and the investors in the financing.  The Company did not receive any proceeds from the issuance.   As a result of the amendment and issuance of the additional shares, the Company recorded a charge of $343,000 in the Statement of Operations as interest expense for the value of the shares issued on the date of issuance.

Affiliates of Xmark Opportunity Partners, LLC were the sole investors in the SCN Financing. Together with its affiliates, Xmark Opportunity Partners, LLC beneficially owned approximately 52% of the Company's outstanding common stock prior to the Financing. Xmark Opportunity Partners, LLC is the sole manager of Goodnow Capital, L.L.C. and possesses sole power to vote and direct the disposition of all securities of the Company held by Goodnow. Goodnow has the right to designate up to two directors for election to the Company's Board of Directors pursuant to the terms of a purchase agreement between Goodnow and the Company. David C. Cavalier, a current director of the Company, is President of Goodnow.  The transaction was evaluated by Management and the Board of Directors for fairness to ensure the terms were reasonable given the related party nature of the SCN Financing by providing an option for non-related party investors to participate in the transaction.

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

During the term of the note payable, Elan has the option to convert the note into shares of Series B Preferred Stock at a rate of $9.00 per share.  Upon the maturity of the note payable, Aeolus has the option to repay the note either in cash or in shares of Series B Stock and warrants having a then fair market value of the amount due; provided that the fair market value used for calculating the number of shares to be issued will not be less than $13.00 per share. As of December 31, 2009, the outstanding balance, including interest, on the note payable to Elan was $610,000.

F.           Stockholders’ Equity

On October 6, 2009, the Company entered into the October 2009 Purchase Agreement with several accredited institutional investors  (the "October 2009 Investors") pursuant to which the Company sold and issued to the October 2009 Investors in a private placement an aggregate of 5,892,857 units (the “Units”), comprised of an aggregate of 5,892,857 shares of Common Stock (the “Shares”) and warrants to purchase up to an aggregate of 11,785,714 additional shares of Common Stock (the “October 2009 Warrants”), with an initial exercise price of $0.28 per share, subject to adjustment pursuant to the October 2009 Warrants, with each Unit representing one share of Common Stock and a October 2009 Warrant to purchase two shares of Common Stock, at a purchase price of $0.28 per Unit for aggregate gross proceeds of $1,650,000 (collectively, the “October 2009 Financing”).  The October 2009 Warrants are exercisable for a seven year period from their date of issuance; contain a “cashless exercise” feature that allows the holder to exercise the October 2009 Warrants without a cash payment to the Company under certain circumstances; contain a dividend participation right which allows the holder to receive any cash dividends paid on the Common Stock without exercising the October 2009 Warrant and contain a provision that provides for the reduction of the exercise price to $0.01 in the event of any such payment of cash dividends by the Company or upon a change of control and contain anti-dilution provisions in the event of a stock dividend or split, dividend payment or other issuance, reorganization, recapitalization or similar event.

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

In addition, the October 2009 Investors agreed to convert all $1,000,000 of the Company’s Senior Convertible Notes issued in 2008 (the “Notes”) into Common Stock at a conversion rate of $0.35 per share (the “Conversion Shares”), which was subsequently lowered to $0.28 as discussed below and to exchange their remaining option to purchase an additional $4,000,000 in Senior Convertible Notes for warrants to purchase up to 14,285,714 shares of Common Stock in substantially the same of form and terms of the October 2009 Warrants issued in the October 2009 Financing, including an initial exercise price of $0.28 per share, subject to adjustment pursuant to the warrants (the “Note Warrants”).  As consideration for the October 2009 Investors to convert the Notes, the Company agreed to exchange warrants to purchase up to 2,000,000 shares of Common Stock issued to the October 2009 Investors in connection with the sale of the Notes, warrants to purchase up to 2,150,000 shares of Common Stock issued to the October 2009 Investors and one of their affiliates in connection with a financing completed in November 2005 and warrants to purchase up to 13,392,857 shares of Common Stock issued to the October 2009 Investors in connection with a financing completed in March 2009 (collectively, the “Prior Warrants”) for warrants to purchase up to 17,542,857 shares of Common Stock in substantially the same form and terms of the October 2009 Warrants issued in the October 2009 Financing, including an initial exercise price of $0.28 per share, subject to adjustment pursuant to the warrants (the “Exchange Warrants”) (collectively, the “Conversion”).

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

The fair value of the October 2009 Warrants, the Note Warrants and the Exchange Warrants was estimated to be $10,585,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 93%; risk free interest rate of 2.9%; and an expected life of seven years.   The fair value of the Prior Warrants cancelled on October 6, 2009 was $3,352,000.   The proceeds from the October 2009 Financing were allocated based upon the relative fair values of the October 2009 Warrants and the Shares.  Due to the anti-dilution provisions of the October 2009 Warrants, the Note Warrants and the Exchange Warrants, these warrants were deemed to be a liability under current accounting guidance and as a result the warrant liability was increased by $7,233,000 of which $6,213,000 was recorded as a charge to the Statement of Operations and $1,020,000 of proceeds from the October 2009 Financing was allocated to the value of the October 2009 Warrants.

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

On December 24, 2009, the Company entered into an amendment (the “Amendment”) to the October 2009 Purchase Agreement pursuant to which the Company agreed to lower the conversion price of the Notes from $0.35 per share to $0.28 per share and as a result, issued to the investors in the Company’s October 2009 Financing an additional 714,286 shares of the Company’s Common Stock upon conversion of the Notes (the “Issuance”).  The Agreement was executed to resolve a misunderstanding regarding one of the Financing terms between the Company and the investors in the Financing.  The Company did not receive any proceeds from the Issuance.  The fair value off the common stock on the date of issuance was $343,000 and was charged to the Statement of Operations as interest expense.

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

Offering costs of the March 2009 Financing were $91,000 resulting in net proceeds to the Company of approximately $1.4 million. The Company intends to use the net proceeds from the March 2009 Financing to finance the development of AEOL 10150 and to fund ongoing operations of the Company.

Affiliates of Xmark Opportunity Partners, LLC were the sole investors in the Financing. Together with its affiliates, Xmark Opportunity Partners, LLC beneficially owned approximately 57% of the Company's outstanding common stock prior to the March 2009 Financing.

As a result of the March 2009 Financing, the Company was required to lower the exercise price of 4,687,000 warrants previously issued in November 2005 and May 2007 to $0.28 per share, the purchase price of the March 2009 Units issued in the March 2009 Financing.   As a result of the change in the exercise price, these warrants were revalued resulting in an increase in the value of $38,000 which was charged to the statement of operations during the second quarter of fiscal year 2009.

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

As of December 31, 2009, warrants to purchase 53,390,953 shares of common stock were outstanding. Details of the warrants for common stock outstanding at December 31, 2009 were as follows:

Number of Shares	Exercise Price	Expiration Date
350,000	$0.28	November 2010
2,126,668	$0.28	May 2012
43,614,285	$0.28	October 2016
50,000	$0.35	May 2011
20,000	$0.39	September 2014
15,000	$0.50	September 2014
15,000	$0.60	September 2014
7,000,000	$0.75	June 2011
50,000	$1.00	May 2011
50,000	$1.50	May 2011
50,000	$2.00	May 2011
50,000	$2.50	May 2011
53,390,953	$0.35

As discussed in Note D, the Warrants expiring in November 2010, May 2012 and October 2016 are deemed to be liabilities and as such are carried at their fair value as a liability on the Balance Sheet.

G.         Stock-Based Compensation

Below is a summary of Aeolus stock option activity during the three-month period ended December 31, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2009	6,175,015	$1.58	7.0 years	$138
Granted	113,750	$0.33		17
Exercised	—	$—
Forfeited	—	$—
Outstanding at December 31, 2009 (unaudited)	6,288,765	$1.56	6.8 years	$370
Exercisable at December 31, 2009 (unaudited)	5,373,458	$1.77	6.3 years	$233

For the three months ended December 31, 2009 and 2008, all stock options were issued with an exercise price at or above the fair market value of the Company’s common stock on the date of grant.

The details of stock options outstanding at December 31, 2009 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2009	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable at December 31, 2009	Weighted Average Exercise Price

$0.29 - 0.32	1,526,250	$0.30	9.2 years	982,708	$0.31
$0.33 - $0.45	1,057,250	$0.39	9.2 years	685,485	$0.39
$0.55 - $0.75	771,861	$0.65	6.9 years	771,861	$0.65
$0.78 - $0.90	889,335	$0.87	6.4 years	889,335	$0.87
$0.91 - $1.45	223,500	$1.04	6.3 years	223,500	$1.04
$1.50	1,256,019	$1.50	3.6 years	1,256,019	$1.50
$1.52 - $1.85	211,250	$1.84	4.7 years	211,250	$1.84
$2.10 - $8.125	173,018	$4.20	4.0 years	173,018	$4.20
$11.50 - $19.375	90,860	$13.95	1.8 years	90,860	$13.95
$20.00 - $51.25	89,422	$35.54	0.6 years	89,422	$35.54
$0.29 - $51.25	6,288,765	$1.56	6.8 years	5,373,458	$1.77

Stock-based compensation expense recognized in the statement of operations is as follows (in thousands):

	For the three months December 31,
	2009	2008
Research and development expenses	$24	$22
General and administrative expenses	166	43
Total stock-based compensation expense	$190	$65

The total deferred compensation expense for outstanding and unvested stock options was $226,000 as of December 31, 2009.  The weighted average remaining recognition period for the total deferred compensation expense is six months. The fair value of the options associated with the above compensation expense was determined at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the three months December 31,
	2009	2008
Dividend yield	0%	0%
Expected volatility	96%	200%– 201%
Risk-free interest rate	3.3%	2.6% - 3.8%
Expected option life after shares are vested	10 years	10 years

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

I.           Subsequent Events

We have evaluated subsequent events through the issuance of the financial statements, which occurred on February 19, 2010.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

Unless otherwise noted, the terms “we,” “our” or “us” refer collectively to Aeolus Pharmaceuticals, Inc. and our wholly owned subsidiary, Aeolus Sciences, Inc.

This report contains, in addition to historical information, statements by us with respect to expectations about our business and future results which are “forward-looking” statements under the Private Securities Litigation Reform Act of 1995. These statements and other statements made elsewhere by us or by our representatives, which are identified or qualified by words such as “likely,” “will,” “suggests,” “expects,” “might,” “believe,” “could,” “should,” “may,” “estimates,” “potential,” “predict,” “continue,” “would,” “anticipates,” “plans,” or similar expressions, are based on a number of assumptions that are subject to risks and uncertainties. Such statements include, but are not limited to, those relating to Aeolus’ product candidates, as well as its proprietary technologies and uncertainties and other factors that may cause Aeolus’ actual results to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Important factors that could cause results to differ include risks associated with uncertainties of progress and timing of clinical trials, scientific testing, obtaining regulatory approval, the need to obtain funding for pre-clinical and clinical trails and operations, the scope and validity of intellectual property protection for Aeolus’ product candidates, proprietary technologies and their uses, new accounting and SEC requirements and competition from other biopharmaceutical companies. Certain of these factors and others are more fully described in Aeolus’ filings with the SEC, including, but not limited to, Aeolus’ Annual Report on Form 10-K for the fiscal year ended September 30, 2009. All forward-looking statements are based on information available as of the date hereof, and we do not assume any obligation to update such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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

Need for Additional Funds

We believe we have adequate financial resources to fund our operations into the third quarter of fiscal year 2010, but in order to fund on-going operating cash requirements beyond the third quarter of fiscal year 2010, or to accelerate or expand our programs, we will need to raise significant additional funds. Our need for additional financing is discussed under “Liquidity and Capital Resources.”

Results of Operations

Three months ended December 31, 2009 versus three months ended December 31, 2008

We had net losses of $15,276,000 for the three months ended December 31, 2009, versus net losses of $459,000 for the three months ended December 31, 2008.

Research and development (“R&D”) expenses increased $59,000, or 47%, to $184,000 for the three months ended December 31, 2009 from $125,000 for the three months ended December 31, 2008.  R&D expenses were higher during the three months ended December 31, 2009 versus December 31, 2008 due to an increase in research activities.  During the quarter, the Company initiated an additional study of AEOL 10150 as a protectant against the effects of radiation on the lungs.  During the three months ended December 31, 2009 outside research expenses increased by $98,000.  Offsetting the increase was a decline in patent fees in the amount of $34,000.  The Company currently has seven studies in progress: the study of its drug candidates as a potential countermeasure against the effects of sulfur mustard gas on the lung and skin, as a protectant against the effects of radiation on the lungs and on the gastro-intestinal tract, as a countermeasure against the effects of chlorine gas, as a potential treatment for epilepsy and for the potential treatment for Parkinson’s disease.

R&D expenses for our antioxidant program have totaled $35,706,000 from inception through December 31, 2009. Because of the uncertainty of our research and development and clinical studies, we are unable to predict the level of spending and the anticipated program completion date, if any.

General and administrative (“G&A”) expenses increased $123,000, or 43%, to $406,000 for the three months ended December 31, 2009 from $283,000 for the three months ended December 31, 2008.  G&A expenses were higher during the three months ended December 31, 2009 versus December 31, 2008 due to an increase in stock based compensation expense.   Stock compensation expense increased by $123,000 as a result of a higher level of grant activity and an increase in the valuation assigned to such grants in the current quarter when compared to the prior year quarter.

We incurred net interest expense of $826,000 for the three months ended December 31, 2009 compared to net interest expense of $100,000 for the three months ended December 31, 2008.  The current quarter expense reflects $808,000 in charges as a result of the conversion of the Senior Convertible Notes on October 6, 2009.  The expense in the prior year quarter is a result of interest expense related to the Senior Convertible Notes which had a stated interest rate of 7%, the related amortization of debt issuance costs and a note issuance discounts on the Senior Convertible Notes, the Elan Note and a margin loan with UBS Financial Services which was paid off in the second quarter of fiscal year 2009.

During the three months ended December 31, 2009, we incurred a charge to the Statement of Operations of $13,860,000 related to non-cash financing charges and the change in fair value of warrants.  As more fully disclosed in Note D, certain of the Company’s warrants to purchase common stock were deemed to be a liability upon adoption of a new accounting pronouncement on October 1, 2009.  Subsequent changes to the fair value of these warrants have been charged to the Statement of Operations and resulted in a net charge of $7,646,000 during the three months ended December 31, 2009.  In addition, as a result of the completion of the October 2009 Financing, a net charge of $6,213,000 was recorded to the Statement of Operations.  The warrant liability and revaluations have not and will not have any impact on the Company’s working capital, liquidity, or business operations.

We recorded a gain of $49,000 related to the net increase in the market value of our trading securities during the three months ended December 31, 2008.

Liquidity and Capital Resources

We do not have any revenue and therefore we rely on investors, grants, collaborations and licensing of our compounds to finance our operations. At December 31, 2009, we had $1,870,000 of cash, an increase of $1,224,000 from September 30, 2009. The increase in cash was primarily due to the October 2009 Financing which generated net proceeds of $1.6 million offset by our loss from operations of $590,000 for the three months ended December 31, 2009.  We believe we have adequate financial resources to conduct operations into the third quarter of fiscal year 2010, but in order to fund on-going operating cash requirements beyond that point, or to further accelerate or expand our programs, we need to raise significant additional funds.

We incurred significant losses from operations of $590,000 and $2,003,000, and cash outflows from operations of $389,000 and $1,923,000, for the three months ended December 31, 2009 and for the fiscal year ended September 30, 2009, respectively. Our ongoing future cash requirements will depend on numerous factors, particularly the progress of our catalytic antioxidant program and clinical trials and our ability to negotiate and complete collaborative agreements or out-licensing arrangements. In order to help fund our on-going operating cash requirements, we intend to seek new collaborations for our antioxidant research program that include initial cash payments and on-going research support. In addition, we might sell additional shares of our stock and/or convertible debentures and explore other strategic and financial alternatives, including a merger with another company, the sale of stock and/or debt, the establishment of new collaborations for current research programs, that include initial cash payments and ongoing research support and the out-licensing of our compounds for development by a third party.

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

ITEM 4.                Controls and Procedures.

(a)    As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer (the Company’s Principal Executive Officer) and Chief Financial Officer (the Company’s Principal Financial and Accounting Officer), of the effectiveness of the Company’s disclosure controls and procedures required by Exchange Act Rule 13a-15.  Based upon that evaluation, the Company’s Principal Executive Officer and Principal Financial and Accounting Officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2009 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms because of the material weakness discussed below.

As a result of the lack of segregation of duties, management has determined that a material weakness in internal control over financial reporting related to the segregation of duties existed as of December 31, 2009, and based on the criteria set forth by by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2009.

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

(b)                 During the most recent fiscal quarter, there were no significant changes in the Company’s internal control over financial reporting or in other factors that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting. However, subsequent to quarter end, on January 15, 2010, Michael P. McManus resigned as Chief Financial Officer of the Company.  The Company will actively search for a new Chief Financial Officer and, in the interim, John L. McManus will serve as the principal financial officer of Aeolus Pharmaceuticals, Inc.

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

AEOLUS PHARMACEUTICALS, INC.

Date: February 19, 2010	By:	/s/ John L. McManus
John L. McManus President and Chief Executive Officer (Principal Executive Officer) Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)