Form 10-Q
period 2010-03-31
AEOLUS PHARMACEUTICALS, INC.
filed 2010-05-17
CIK 1261734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010.

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 14, 2010
Common Stock, par value $.01 per share	48,224,320 shares

AEOLUS PHARMACEUTICALS, INC.
FORM 10-Q
For the Quarter Ended March 31, 2010
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

AEOLUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and per share data)

	March 31,	September 30,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,272	$646
Prepaids and other current assets	71	133
Total current assets	1,343	779

Investment in CPEC, LLC	32	32
Total assets	$1,375	$811

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$504	$774

Total current liabilities	504	774

Non-current liabilities:
Warrant liability	10,852	-

Senior convertible notes payable to related parties, net	-	600

Long-term note payable	627	594

Total liabilities	11,983	1,968

Commitments & Contingencies

Stockholders’ deficit:
Preferred stock, $.01 par value per share, 10,000,000 shares authorized:
Series B nonredeemable convertible preferred stock, 600,000 shares authorized; 475,087 shares issued and outstanding at March 31, 2010 and September 30, 2009	5	5

Common stock, $.01 par value per share, 200,000,000 shares authorized; 48,224,320 shares issued and outstanding at March 31, 2010 and 37,563,392 shares issued and outstanding at September 30, 2009	482	376

Additional paid-in capital	154,106	159,657

Accumulated deficit	(165,201)	(161,195)

Total stockholders’ deficit	(10,608)	(1,157)
Total liabilities and stockholders’ deficit	$1,375	$811

The accompanying notes are integral part of these unaudited condensed consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Revenue
Grant income	$-	$-	$-	$-

Costs and expenses:
Research and development	427	214	610	340
General and administrative	455	305	862	587
Total costs and expenses	882	519	1,472	927

Loss from operations	(882)	(519)	(1,472)	(927)
Interest income (expense), net	(17)	(108)	(843)	(208)
Other income (expense), net	7,817	(38)	(6,043)	11

Net income (loss)	$6,918	$(665)	$(8,358)	$(1,124)

Net income (loss) per weighted share attributable to common stockholders:
Basic	$0.14	$(0.02)	$(0.18)	$(0.04)
Diluted	$0.07	$(0.02)	$(0.18)	$(0.04)

Weighted average common shares outstanding:
Basic	48,224	32,143	47,366	32,064
Diluted	94,365	35,000	47,366	34,733

The accompanying notes are integral part of these unaudited condensed consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(8,358)	$(1,124)

Adjustments to reconcile net loss to net cash used in operating activities:
Noncash compensation	321	111
Change in fair value of warrants	(170)	-
Change in fair value of trading securities	-	(49)
Noncash consulting expense	14	25
Noncash interest and warrant charges	7,003	242

Change in assets and liabilities:
Prepaids and other assets	62	(14)
Accounts payable and accrued expenses	141	(118)
Net cash used in operating activities	(987)	(927)

Cash flows from investing activities:

Sales of marketable securities	-	525
Net cash provided by investing activities	-	525

Cash flows from financing activities:
Repayment of short term note payable	-	(368)
Proceeds from short term note payable	-	3
Proceeds from the issuance of common stock and warrants	1,650	1,500
Proceeds from exercise of warrants	17	-
Proceeds from issuance of Senior Convertible Notes	-	375
Costs related to the issuance of common stock and warrants	(54)	(74)
Net cash provided by financing activities	1,613	1,436

Net increase in cash and cash equivalents	626	1,034
Cash and cash equivalents at beginning of period	646	399
Cash and cash equivalents, end of period	$1,272	$1,433

AEOLUS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.	Organization and Business and Basis of Presentation

Aeolus Pharmaceuticals, Inc. is a biopharmaceutical company that is developing a new class of catalytic antioxidant compounds as a medical countermeasure against biological, chemical and radiological weapons as well as for oncology and diseases and disorders of the central nervous system.  The Company’s initial target indications are as a protective agent against the effects of acute radiation syndrome, sulfur mustard gas exposure and chlorine gas exposure.  The Company has reported positive safety results from two Phase I clinical trials of AEOL 10150, our lead drug candidate, with no serious adverse events noted.

The “Company” or “Aeolus” refers collectively to Aeolus Pharmaceuticals, Inc., a Delaware corporation (“Aeolus”), and its wholly owned subsidiary, Aeolus Sciences, Inc., a Delaware corporation. As of March 31, 2010, Aeolus also owned a 35.0% interest in CPEC LLC, a Delaware limited liability company (“CPEC”). The Company’s primary operations are located in Mission Viejo, California.

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

The Company has incurred significant losses from operations of approximately $1,472,000 and $927,000, and cash outflows from operations of $987,000 and $927,000, for the six months ended March 31, 2010 and for the six months ended March 31, 2009, respectively. The Company expects to incur additional losses and negative cash flow from operations during the remainder of fiscal year 2010 and for several more years.

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

C.	Net Income (Loss) Per Common Share

The Company computes basic net income (loss) per weighted average share attributable to common stockholders using the weighted average number of shares of common stock outstanding during the period. The Company computes diluted net income (loss) per weighted average share attributable to common stockholders using the weighted average number of shares of common and dilutive potential common shares outstanding during the period. Potential common shares consist of stock options, convertible debt, warrants and convertible preferred stock using the treasury stock method and are excluded if their effect is anti-dilutive.  Diluted weighted average common shares for the six months ended March 31, 2010 excluded incremental shares of  60,187,011 issuable upon the exercise or conversion of convertible debt, stock options to purchase common stock, convertible preferred stock and warrants to purchase common stock. These shares were excluded due to their anti-dilutive effect as a result of the Company’s net loss for the six months ended March 31, 2010. Diluted weighted average common shares for the six months ended March 31, 2009 included incremental shares issuable upon conversion of the Senior Convertible Notes but excluded incremental shares of approximately 34,438,000 due to their anti-dilutive effect as a result of the Company’s net loss for the six months ended March 31, 2009.

For the three months ended March 31, 2010, weighted average basic common shares for the Company were 48,224,320; fully-diluted weighted average shares outstanding for that period was 94,365,273 shares.  The current fiscal quarter is not comparable to the three months ended March 31, 2009, due to the fact that the Company was profitable in the three months ended March 31, 2010, but because the Company had a net loss in the three months ended March 31, 2009, the incremental shares were antidilutive in that period, and were therefore excluded from the calculation of diluted weighted-average common shares.

D.	Warrant Liability

On October 1, 2009, the Company adopted new accounting guidance originally referred to as Emerging Issues Task Force 07-5, recently codified by Financial Accounting Standards Board (FASB) to be Accounting Standards Codification (ASC) 815-40-15.  The new guidance revised existing guidance for determining whether an Instrument (or Embedded Feature) is indexed to an entity’s own stock.  Equity-linked instruments (or embedded features) that otherwise meet the definition of a derivative are not accounted for as derivatives if certain criteria are met, one of which is that the instrument (or embedded feature) must be indexed to the entity’s own stock.  The Company applied the new guidance to outstanding instruments as of October 1, 2009.  The fair value of the warrants affected by the new guidance at the dates of issuance totaled $8,282,000 and was initially recorded as a component of additional paid-in capital. Upon adoption of the new guidance, the Company recorded a decrease to the opening balance of additional-paid-in capital of $8,142,000 and recorded a decrease to accumulated deficit totaling $4,353,000, representing the decrease in the fair value of the warrants from the date of issuance to October 1, 2009.  The fair value of the warrants at October 1, 2009 of $3,789,000 was classified as a liability in the balance sheet as of that date.

Future increases or decreases in fair value of the warrants will be included as a component of other income in the accompanying statement of operations for the respective period.  As of March 31, 2010, the liability for warrants decreased to approximately$10,852,000, resulting in a benefit to the income statement for the three months ended March 31, 2010 of approximately $7,817,000.  The warrant liability and revaluations have not and will not have any impact on the Company’s working capital, liquidity, or business operations.

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

In connection with a financing that occurred on October 6, 2009 and is more fully described in Note F – Stockholders’ Equity,  the holders of the Notes agreed to convert all $1,000,000 of the Company’s Notes  into Common Stock at a conversion rate of $0.35 per share and to exchange their remaining option to purchase an additional $4,000,000 in Notes for warrants to purchase up to 14,285,714 shares of Common Stock with an initial exercise price of $0.28 per share, subject to adjustment pursuant to the warrants (the “Note Warrants”).

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

Elan Note Payable

In August 2002, Aeolus borrowed $638,000 from Elan Corporation, plc. (“Elan”).  The note payable accrued interest at 10% compounded semi-annually. The note was convertible at the option of Elan into shares of the Company’s Series B non-voting convertible preferred stock (“Series B Stock”) at a rate of $43.27 per share. The original note matured on December 21, 2006.  However, in February 2007, the Company and Elan terminated the note, the Company paid $300,000 in cash to Elan,  Elan forgave $225,000 of the note payable and Elan and the Company entered into a new two-year note payable in the amount of $453,000 under substantially the same terms as the original note.  In February 2009, the Company and Elan agreed to amend the note payable to extend the maturity date of the convertible promissory note from February 7, 2009 to February 7, 2011 and increased the interest rate of the convertible promissory note from 10% to 11% effective February 7, 2009. As of the date of the Amendment, an aggregate of $553,000 in principal and interest was outstanding under the convertible promissory note. In the event of an event of default under the convertible promissory note, Elan may demand immediate payment of all amounts outstanding under the note. For purposes of the note, an event of default includes, among other items, a default in the payment of the note principal or interest when due and payable, an uncured breach by the Company of its obligations to Elan pursuant the agreements under which the convertible promissory note was issued, an inability of the Company to pay its debts in the normal course of business, the cessation of business activities by the Company (other than as a result of a merger or consolidation with a third party) without Elan’s prior written consent and the appointment of a liquidator, receiver, administrator, examiner, trustee or similar officer of the Company or over all or substantially all of its assets under the law.

During the term of the note payable, Elan has the option to convert the note into shares of Series B Preferred Stock at a rate of $9.00 per share.  Upon the maturity of the note payable, Aeolus has the option to repay the note either in cash or in shares of Series B Stock and warrants having a then fair market value of the amount due; provided that the fair market value used for calculating the number of shares to be issued will not be less than $13.00 per share. As of March 31, 2010, the outstanding balance, including interest, on the note payable to Elan was approximately $627,000.

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

On December 24, 2009, the Company entered into an amendment (the “Amendment”) to the October 2009 Purchase Agreement pursuant to which the Company agreed to lower the conversion price of the Notes from $0.35 per share to $0.28 per share and as a result, issued to the investors in the Company’s October 2009 Financing an additional 714,286 shares of the Company’s Common Stock upon conversion of the Notes (the “Issuance”).  The Agreement was executed to resolve a misunderstanding regarding one of the Financing terms between the Company and the investors in the Financing.  The Company did not receive any proceeds from the Issuance.  The fair value of the common stock on the date of issuance was $343,000 and was charged to the Statement of Operations as interest expense.

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

In connection with the SCN Financing, Aeolus issued warrants to purchase 2,000,000 shares at an exercise price of $0.50 per share with a five year term.  The fair value of the warrants issued on August 1, 2008 was estimated to be $282,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 128% risk free interest rate of 3.2%; and an expected life of five years.  The fair value of the warrants issued on September 4, 2008 was estimated to be $53,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 130% risk free interest rate of 3.0%; and an expected life of five years.    The fair value of the warrants issued on October 1, 2008 was estimated to be $93,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 133% risk free interest rate of 2.9%; and an expected life of five years.    The fair value of the warrants issued on November 3, 2008 was estimated to be $76,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 139% risk free interest rate of 2.7%; and an expected life of five years.    The fair value of the warrants issued on December 1, 2008 was estimated to be $75,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 138% risk free interest rate of 1.7%; and an expected life of five years.

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

As of March 31, 2010, warrants to purchase 53,390,953 shares of common stock were outstanding. Details of the warrants for common stock outstanding at March 31, 2010 were as follows:

Number of Shares	Exercise Price	Expiration Date
350,000	$0.28	November 2010
2,126,668	$0.28	May 2012
43,614,285	$0.28	October 2016
50,000	$0.35	May 2011
20,000	$0.39	September 2014
15,000	$0.50	September 2014
15,000	$0.60	September 2014
7,000,000	$0.75	June 2011
50,000	$1.00	May 2011
50,000	$1.50	May 2011
50,000	$2.00	May 2011
50,000	$2.50	May 2011
53,390,953	$0.35

Below is a summary of warrant activity for the six months ended March 31, 2010:

		Weighted Average
			Remaining
			Contractual Term (in	Aggregrate
	Number of Shares	Exercise Price	Years)	Intrinsic Value
Outstanding at September 30, 2009	27,379,525	$0.46	3.25	$1,051,247.76
Granted	43,614,285	$0.28	6.52	$872,285.70
Exercised	(60,000)	$0.28	2.14	$9,000.00
Expired or Canceled	(17,542,857)	$0.36	3.52	$43,000.00
Forfeited	-	-
Vested	-	-
Outstanding at March 31, 2010 (Unaudited)	53,390,953	$0.35	5.58	$921,819.06
Exercisable at March 31, 2010 (Unaudited)	53,390,953	$0.35	5.58	$921,819.06

As discussed previously, the Warrants expiring in November 2010, May 2012 and October 2016 are deemed to be liabilities and as such are carried at their fair value as a liability on the Balance Sheet.

G.	Stock-Based Compensation

Below is a summary of stock option activity for the six months ended March 31, 2010:

		Weighted Average
			Remaining
			Contractual Term (in	Aggregrate
	Number of Shares	Exercise Price	Years)	Intrinsic Value
Outstanding at September 30, 2009	6,175,015	$1.58	6.96	$137,912.50
Granted	121,250	$0.33	9.63	$0.00
Exercised	-	-
Expired or Canceled	-	-
Forfeited	(45,000)	$0.39		$0.00
Outstanding at March 31, 2010 (Unaudited)	6,251,265	$1.57	6.51	$112.50
Exercisable at March 31, 2010 (Unaudited)	5,836,272	$1.66	6.31	$112.50

For the six months ended March 31, 2010 and 2009, all stock options were issued with an exercise price at or above the fair market value of the Company’s common stock on the date of grant.

The details of stock options for the six months ended March 31, 2010 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2010	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable at March 31, 2010	Weighted Average Exercise Price

$0.29-$0.32	1,526,250	$0.30	8.97	1,297,083	$0.30
$0.33-$0.44	967,750	$0.38	8.97	781,924	$0.38
$0.45-$0.73	558,611	$0.58	6.92	558,611	$0.58
$0.75-$0.89	762,835	$0.81	5.97	762,835	$0.81
$0.90-$1.25	612,750	$0.95	6.43	612,750	$0.95
$1.45	2,500	$1.45	4.58	2,500	$1.45
$1.50-$1.73	1,263,519	$1.50	3.33	1,263,519	$1.50
$1.85-$6.25	375,768	$2.92	4.13	375,768	$2.92
$8.12-$19.00	80,525	$13.12	1.62	80,525	$13.12
$19.38-$51.25	100,757	$33.72	0.45	100,757	$33.72
$0.29-$51.25	6,251,265	$1.57	6.51	5,836,272	$1.66

Stock-based compensation expense recognized in the statement of operations is as follows (in thousands):

	For the three months ended March 31,		For the six months ended March 31,
	2010	2009	2010	2009

Research and Development Expenses	10	-	33	23

General and Administrative Expenses	121	45	288	88
	131	45	321	111

The total deferred compensation expense for outstanding and unvested stock options for the six months ended March 31, 2010 was approximately $83,000.  The weighted average remaining recognition period for the total deferred compensation expense is approximately three months. The fair value of the options associated with the above compensation expense was determined at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the six months ended March 31,
	2010	2009

Dividend yield	0%	0%

Expected volatility	96%	200%-209%

Risk-free interest rate	3.36%	2.6%-3.8%

Expected option life after shares have vested	10 years	10 years

H.	Commitments

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

On May 12, 2010, the Company was notified by Chemical Biological Medical Systems that it had not been awarded the contract for development of AEOL 10150 as a countermeasure for GI-Acute Radiation System.  Development of the compound for GI-ARS continues and continues to be funded by the National Institutes of Health (NIH) – National Institutes of Allergies and Immunological Disorders (NIAID).  Review of the Company’s application for a contract award from the Biologic Advanced Research and Development Authority (BARDA) continues and a decision is expected before the end of the fiscal year.  The decision by CBMS does not have a financial impact on the Company as funding from CBMS was not considered as a component of Aeolus’ programs for budgeting purposes.  The Company has evaluated for subsequent events through the date these financial statements were filed and determined that no other material, subsequent events have occurred.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

Unless otherwise noted, the terms “we,” “our” or “us” refer collectively to Aeolus Pharmaceuticals, Inc. and our wholly owned subsidiary, Aeolus Sciences, Inc.

This report contains, in addition to historical information, statements by us with respect to expectations about our business and future results which are “forward-looking” statements under the Private Securities Litigation Reform Act of 1995. These statements and other statements made elsewhere by us or by our representatives, which are identified or qualified by words such as “likely,” “will,” “suggests,” “expects,” “might,” “believe,” “could,” “should,” “may,” “estimates,” “potential,” “predict,” “continue,” “would,” “anticipates,” “plans,” or similar expressions, are based on a number of assumptions that are subject to risks and uncertainties. Such statements include, but are not limited to, those relating to Aeolus’ product candidates, as well as its proprietary technologies and uncertainties and other factors that may cause Aeolus’ actual results to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Important factors that could cause results to differ include risks associated with uncertainties of progress and timing of clinical trials, scientific testing, obtaining regulatory approval, the need to obtain funding for pre-clinical and clinical trials and operations, the scope and validity of intellectual property protection for Aeolus’ product candidates, proprietary technologies and their uses, new accounting and SEC requirements and competition from other biopharmaceutical companies. Certain of these factors and others are more fully described in Aeolus’ filings with the SEC, including, but not limited to, Aeolus’ Annual Report on Form 10-K for the fiscal year ended September 30, 2009.  All forward-looking statements are based on information available as of the date hereof, and we do not assume any obligation to update such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Operations Summary

We are developing a new class of catalytic antioxidant compounds as a medical countermeasure against biological, chemical and radiological weapons as well as for oncology and diseases and disorders of the central nervous system.  Our initial target indications are as a protective agent against the effects of acute radiation syndrome, sulfur mustard gas exposure and chlorine gas exposure.  We have reported positive safety results from two Phase I clinical trials of AEOL 10150, our lead drug candidate, with no serious adverse events noted.

We do not have any revenue, other than grant income, and therefore we must rely on public or private equity offerings, debt financings, collaboration arrangements or grants to finance our operations.

Need for Additional Funds

We believe we have adequate financial resources to fund our operations into the fourth quarter of fiscal year 2010, but in order to fund on-going operating cash requirements beyond the fourth quarter of fiscal year 2010, or to accelerate or expand our programs; we will need to raise significant additional funds. Our need for additional financing is discussed under “Liquidity and Capital Resources.”

Results of Operations

Three months ended March 31, 2010 versus three months ended March 31, 2009

We had a net profit of approximately $6,918,000 for the three months ended March 31, 2010, versus a net loss of approximately $665,000 for the three months ended March 31, 2009.

Research and development (“R&D”) expenses increased about $213,000, or 99%, to $427,000 for the three months ended March 31, 2010 from approximately $214,000 for the three months ended March 31, 2009.  R&D expenses were higher during the three months ended March 31, 2010 versus March 31, 2009 due to an increase in research activities.  During the three months ended March 31, 2010 consulting expenses increased by about $186,000, due principally to the cost of hiring a consultant to assist the Company in filing detailed proposals with: 1) the Biological Advanced Development Authority (BARDA) for a government funded contract to develop AEOL 10150 for Lung Acute Radiation Syndrome (ARS), and 2) with the Chemical, Biological Medical Systems (CBMS) for a government funded contract to develop AEOL 10150 for GI ARS.     Preclinical fees increased about $40,000 over the comparable period in 2009 due to increased animal study activity to support the Company’s ARS development program.  The Company currently has seven studies in progress: the study of its drug candidates as a potential countermeasure against the effects of sulfur mustard gas on the lung and skin, as a protectant against the effects of radiation on the lungs and on the gastro-intestinal tract, as a countermeasure against the effects of chlorine gas, as a potential treatment for epilepsy and for the potential treatment for Parkinson’s disease.

R&D expenses for our antioxidant program have totaled approximately $36,132,000 from inception through March 31, 2010. Because of the uncertainty of our research and development and clinical studies, we are unable to predict the level of spending and the anticipated program completion date, if any.

General and administrative (“G&A”) expenses increased about $150,000, or 49%, to approximately $455,000 for the three months ended March 31, 2010 from approximately $305,000 for the three months ended March 31, 2009.  Salaries and wages increased by about $38,000 due to the hiring of a new employee during the first quarter of fiscal 2010.  Stock compensation expense increased by about $76,000 as a result of a higher level of grant activity to employees, consultants, and directors.  Legal fees increased by about $47,000 as a result of the retention of a law firm to assist with legal matters related to the October 2009 financing, and also to assist with legal matters relating to the conversion of a note payable to equity, discussed previously. Investor relations expenses increased by $9,000, due to increased IR-related activities performed by outside consultants.

We incurred interest expense of approximately $17,000 for the three months ended March 31, 2010 compared to interest expense of about $108,000 for the three months ended March 31, 2009.  The decrease in interest expense is primarily the result of the conversion of a note payable to equity.

During the three months ended March 31, 2010, we incurred a benefit to the income statement of approximately $7,817,000 related to non-cash financing charges and the change in fair value of warrants.  As disclosed previously, certain of the Company’s warrants to purchase common stock were deemed to be a liability upon adoption of a new accounting pronouncement on October 1, 2009.  Subsequent changes to the fair value of these warrants have been charged to the Statement of Operations and resulted in a net charge of approximately $13,860,000 during the three months ended December 31, 2009.  Subsequent changes to the fair market value resulted in an offsetting benefit on the income statement of about $7,817,000 for the three month period ended March 31, 2010.  The warrant liability and revaluations have not and will not have any impact on the Company’s working capital, liquidity, or business operations.

Six months ended March 31, 2010 versus six months ended March 31, 2009

We had a net loss of approximately $8,358,000 for the six months ended March 31, 2010, versus a net loss of approximately $1,124,000 for the six months ended March 31, 2009.

Research and development (“R&D”) expenses increased by about $270,000, or 79%, to approximately $610,000 for the six months ended March 31, 2010 from about $340,000 for the six months ended March 31, 2009.  R&D expenses were higher during the six months ended March 31, 2010 versus March 31, 2009 due to an increase in research activities to support the Company’s ARS development program and the retention of a consultant to assist in the writing of proposals for government funding described in the discussion of three months results.  For the six months ended March 31, 2010 consultant expenses increased by about $195,000 due to costs associated with the consultant.  Preclinical fees increased about $135,000 over the comparable period in 2009 due to increased animal studies to support the Company’s ARS development program.  The Company currently has seven studies in progress: the study of its drug candidates as a potential countermeasure against the effects of sulfur mustard gas on the lung and skin, as a protestant against the effects of radiation on the lungs and on the gastro-intestinal tract, as a countermeasure against the effects of chlorine gas, as a potential treatment for epilepsy and for the potential treatment for Parkinson’s disease.

General and administrative (“G&A”) expenses increased approximately $275,000, or 47%, to approximately $862,000 for the six months ended March 31, 2010 from about $587,000 for the six months ended March 31, 2009.  Salaries and wages increased by about $63,000 due to the hiring of a new employee during the first quarter of fiscal 2010.  Stock compensation expense increased by about $199,000 as a result of a higher level of grant activity to employees, consultants, and directors.  Legal fees increased by about $44,000 as a result of the retention of a law firm to assist with legal matters related to the October 2009 financing discussed previously, and also to assist with legal matters related to the conversion of a note payable to equity, also discussed previously. Investor relations expenses increased by approximately $32,000, resulting from increased IR-related activities performed by outside consultants.

We incurred interest expense of approximately $843,000 for the six months ended March 31, 2010 compared to interest expense of about $208,000 for the six months ended March 31, 2009.  The expense in the six month period ended March 31, 2010 reflects about $826,000 incurred in the first quarter of fiscal year 2010, mostly due to charges due to the conversion of the Senior Convertible Notes on October 6, 2009.  In the second quarter of 2010, interest expense dropped significantly principally due to the conversion of the aforementioned note payable to equity (and the recognition of the related non-legal fees in the first quarter).

During the six months ended March 31, 2010, we incurred a charge to the income statement of approximately $6,043,000 related to non-cash financing charges and the change in fair value of warrants.  As previously disclosed, certain of the Company’s warrants to purchase common stock were deemed to be a liability upon adoption of a new accounting pronouncement on October 1, 2009.  Subsequent changes to the fair value of these warrants have been charged to the Statement of Operations and resulted in a net charge of approximately $13,860,000 during the three months ended December 31, 2009.  Subsequent changes to the fair market value resulted in an offsetting benefit on the income statement of approximately $7,817,000 for the three-month period ended March 31, 2010.  The warrant liability and revaluations have not and will not have any impact on the Company’s working capital, liquidity, or business operations.

Liquidity and Capital Resources

We do not have any revenue and therefore we rely on investors, grants, collaborations and licensing of our compounds to finance our operations. At March 31, 2010, we had $1,272,000 of cash and cash equivalents, an increase of $626,000 from September 30, 2009. The increase in cash was primarily due to the October 2009 financing which generated net proceeds of $1.6 million, which was offset by our loss from operations of approximately $1,472,000 for the six months ended March 31, 2010.  We believe we have adequate financial resources to conduct operations into the fourth quarter of fiscal year 2010, but in order to fund on-going operating cash requirements beyond that point, or to further accelerate or expand our programs, we need to raise significant additional funds.

We incurred significant losses from operations of approximately $1,472,000 and $2,003,000, and cash outflows from operations of $987,000 and $1,923,000, for the six months ended March 31, 2010 and for the fiscal year ended September 30, 2009, respectively. Our ongoing future cash requirements will depend on numerous factors, particularly the progress of our catalytic antioxidant program and clinical trials and our ability to negotiate and complete collaborative agreements or out-licensing arrangements. In order to help fund our on-going operating cash requirements, we intend to seek new collaborations for our antioxidant research program that include initial cash payments and on-going research support. In addition, we might sell additional shares of our stock and/or convertible debentures and explore other strategic and financial alternatives, including a merger with another company, the sale of stock and/or debt, the establishment of new collaborations for current research programs, that include initial cash payments and ongoing research support and the out-licensing of our compounds for development by a third party.

There are significant uncertainties as to our ability to access potential sources of capital. We may not be able to enter into any collaboration on terms acceptable to us, or at all, due to conditions in the pharmaceutical industry or in the economy in general or based on the prospects of our catalytic antioxidant program. Even if we are successful in obtaining collaboration for our antioxidant program, we may have to relinquish rights to technologies, product candidates or markets that we might otherwise develop ourselves. These same risks apply to any attempt to out-license our compounds.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or other commitments or contracts that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk is presently limited to the interest rate sensitivity of our cash and cash equivalents, which is affected by changes in the general level of U.S. interest rates. However, we believe that we are not subject to any material market risk exposure and do not expect that changes in interest rates would have a material effect upon our financial position. A hypothetical 10% change in interest rates would not have a material effect on our Statement of Operations or Cash Flows for the six months ended March 31, 2010. We do not have any foreign currency or other derivative financial instruments. Our debt bears interest at a fixed rate.

ITEM 4.	Controls and Procedures.

(a)  As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer (the Company’s Principal Executive Officer) and Chief Financial Officer (the Company’s Principal Financial and Accounting Officer), of the effectiveness of the Company’s disclosure controls and procedures required by Exchange Act Rule 13a-15.  Based upon that evaluation, the Company’s Principal Executive Officer and Principal Financial and Accounting Officer have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2010 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms because of the material weakness discussed below.

As a result of the lack of segregation of duties, management has determined that a material weakness in internal control over financial reporting related to the segregation of duties existed as of March 31, 2010, and based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2010.

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

(b)  During the most recent fiscal quarter, there were no significant changes in the Company’s internal control over financial reporting or in other factors that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting, except that on January 15, 2010, Michael P. McManus resigned as Chief Financial Officer of the Company.  The Company has commenced a search for a new Chief Financial Officer and, in the interim, John L. McManus serves as the principal financial officer of Aeolus Pharmaceuticals, Inc.

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

AEOLUS PHARMACEUTICALS, INC.

Date: May 14, 2010	By:	/s/ John L. McManus
John L. McManus
President and Chief Executive Officer
(Principal Executive Officer)
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)