Form 10-Q
period 2010-06-30
AEOLUS PHARMACEUTICALS, INC.
filed 2010-08-13
CIK 1261734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from _____ to _____.

Commission File Number
0-50481

AEOLUS PHARMACEUTICALS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	56-1953785
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

26361 Crown Valley Parkway, Ste. 150 Mission Viejo, California	92691
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 13, 2010
Common Stock, par value $.01 per share	59,925,249 shares

AEOLUS PHARMACEUTICALS, INC.
FORM 10-Q
For the Quarter Ended June 30, 2010
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

AEOLUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and per share data)

	June 30,	September 30,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$457	$646
Prepaids and other current assets	50	133
Total current assets	507	779

Investment in CPEC, LLC	32	32
Total assets	$539	$811

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$330	$774
Short-term note payable	645	0
Total current liabilities	975	774

Non-current liabilities:
Warrant liability	14,708	0
Senior convertible note	0	600

Long-term note payable	0	594

Total liabilities	$15,683	$1,968

Stockholders’ deficit:
Preferred stock, $.01 par value per share, 10,000,000 shares authorized:
Series B nonredeemable convertible preferred stock, 600,000 shares
authorized; 475,087 shares issued and outstanding at June 30, 2010 and September 30, 2009	5	5
Common stock, $.01 par value per share, 200,000,000 shares authorized;
48,224,320 shares issued and outstanding at June 30, 2010 and
37,563,392 shares issued and outstanding at September 30, 2009	482	376
Additional paid-in capital	154,192	159,657
Accumulated deficit	(169,823)	(161,195)
Total stockholders' deficit	(15,144)	(1,157)
Total liabilities and stockholders' deficit	$539	$811

The accompanying notes are integral part of these unaudited condensed consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue
Grant income	$-	$-	$-	$-

Costs and expenses:
Research and development	275	130	885	469
General and administrative	475	315	1,337	903
Total costs and expenses	750	445	2,222	1,372

Loss from operations	(750)	(445)	(2,222)	(1,372)
Interest (expense), net	(17)	(114)	(860)	(322)
Other income (expense), net	(3,856)	133	(9,899)	144

Net loss	$(4,623)	$(426)	$(12,981)	$(1,550)

Net loss per weighted share attributable to common stockholders:
Basic and diluted	$(0.10)	$(0.01)	$(0.27)	$(0.05)

Weighted average common shares outstanding:
Basic and diluted	48,244	37,468	47,652	33,865

The accompanying notes are integral part of these unaudited condensed consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(12,981)	$(1,550)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash compensation	407	193

Change in fair value of warrants	3,686	-

Change in fair value of trading securities	-	(49)

Noncash consulting expense	14	25

Loss on sale of investments	-	(133)
Noncash interest and warrant costs	7,020	366
Change in assets and liabilities:
Prepaids and other assets	90	5
Accounts payable and accrued expenses	(31)	(247)
Net cash used in operating activities	(1,795)	(1,390)

Cash flows from investing activities:
(Purchases) sales of investments and marketable securities	(7)	751
Net cash (used by) provided by investing activities	(7)	751

Cash flows from financing activities:
Repayment of short term note payable	-	(368)
Proceeds from short term note payable	-	3
Proceeds from the issuance of common stock and warrants	1,650	1,500
Proceeds from exercise of warrants	17	-
Proceeds from issuance of Senior Convertible Notes	-	375
Costs related to the issuance of common stock and warrants	(54)	(91)
Net cash provided by financing activities	1,613	1,419
Net (decrease) increase in cash and cash equivalents	(189)	780

Cash and cash equivalents at beginning of period	646	399
Cash and cash equivalents, end of period	$457	$1,179

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

Funding of the research on the Company’s lead compound, AEOL 10150 for use as a medical countermeasure comes from a number of sources.  Development of the compound for lung effects of acute radiation exposure has largely been funded by Aeolus through programs at the University of Maryland and Duke University.  In December 2009, the Company was informed by the Biologic Advanced Research and Development Authority (BARDA) that it had been chosen to submit a full proposal for funding of its Lung ARS program from its current stage to FDA approval, based on a summary “white paper” submitted earlier in 2009 by the Company.

Since March of 2009, AEOL 10150 has also been under development as a medical countermeasure for the GI effects of Acute Radiation Syndrome (GI-ARS).  The GI-ARS program has been completely funded to date by the National Institutes of Health-National Institute of Allergy and Infectious Disease (NIH-NIAID).  Additional NIH-NIAID funded studies of AEOL 10150 in GI-ARS are expected to begin before the end of the fiscal year.

For the past two years, AEOL 10150 has been the subject of research and development as a countermeasure for mustard and chlorine gas exposure through funding by NIH CounterACT.  In May of 2010, the Company submitted white papers to BARDA proposing long-term funding of 10150 as both a chlorine and mustard gas countermeasure from the current stages of development to FDA Approval.  A response to the white papers is expected before the end of the fiscal year.  In any event, funding of the chlorine and mustard gas programs is expected to continue through the NIH CounterACT program.

The Company has a second compound, AEOL 11207, which has been the subject of research and development as a treatment for Parkinson’s Disease and Epilepsy.  Currently, this research work is being funded through grants to Dr. Manisha Patel at the University of Colorado from the Michael J. Fox Foundation and Citizens United for Research in Epilepsy (CURE).

The “Company” or “Aeolus” refers collectively to Aeolus Pharmaceuticals, Inc., a Delaware corporation (“Aeolus”), and its wholly owned subsidiary, Aeolus Sciences, Inc., a Delaware corporation. As of June 30, 2010, Aeolus also owned a 35.0% interest in CPEC LLC, a Delaware limited liability company (“CPEC”). The Company’s primary operations are located in Mission Viejo, California.

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

B.         Liquidity

The Company has incurred significant losses from operations of approximately $2,222,000 and $1,372,000, and cash outflows from operations of approximately $1,795,000 and $1,390,000, for the nine months ended June 30, 2010 and for the nine months ended June 30, 2009, respectively. The Company expects to incur additional losses and negative cash flow from operations during the remainder of fiscal year 2010 and for several more years.

On July 30, 2010, the Company announced the exercise of its “Put Option” with Xmark Funds, under which the Company raised $1.65 million.  In addition, on August 12, 2010, the Company completed a common stock and warrant financing for $1 million, with the option to call another $1 million during the first quarter of fiscal 2011.  The proceeds from these financings are expected to enable the Company to continue operations into the first half of fiscal 2012 (see subsequent events).

If the Company is unable to obtain additional financing to fund operations beyond the first half of fiscal year 2012, it will need to eliminate some or all of its activities, merge with another company, sell some or all of its assets to another company, or cease operations entirely. There can be no assurance that the Company will be able to obtain additional financing on favorable terms or at all, or that the Company will be able to merge with another Company or sell any or all of its assets.

C.         Net Loss Per Common Share

The Company computes basic net loss per weighted average share attributable to common stockholders using the weighted average number of shares of common stock outstanding during the period. The Company computes diluted net income (loss) per weighted average share attributable to common stockholders using the weighted average number of shares of common and dilutive potential common shares outstanding during the period. Potential common shares consist of stock options, convertible debt, warrants and convertible preferred stock using the treasury stock method and are excluded if their effect is anti-dilutive.  Diluted weighted average common shares excluded incremental shares of approximately 59,925,249 for the nine months ended June 30, 2010 issuable upon the exercise or conversion of convertible debt, stock options to purchase common stock, convertible preferred stock and warrants to purchase common stock. These shares were excluded due to their anti-dilutive effect as a result of the Company’s net loss for the nine months ended June 30, 2010. Diluted weighted average common shares included incremental shares issuable upon conversion of the Senior Convertible Notes but excluded incremental shares of approximately 36,585,000, for the nine months ended June 30, 2009 due to their anti-dilutive effect as a result of the Company’s net loss for the nine months ended June 30, 2009.

D.           Warrant Liability

On October 1, 2009, the Company adopted new accounting guidance originally referred to as Emerging Issues Task Force 07-5, recently codified by FASB to be ASC 815.  The new guidance revised existing guidance for determining whether an Instrument (or Embedded Feature) is indexed to an entity’s own stock.  Equity-linked instruments (or embedded features) that otherwise meet the definition of a derivative are not accounted for as derivatives if certain criteria are met, one of which is that the instrument (or embedded feature) must be indexed to the entity’s own stock.  The Company applied the new guidance to outstanding instruments as of October 1, 2009.  The fair value of the warrants affected by the new guidance at the dates of issuance totaled $8,282,000 and was initially recorded as a component of additional paid-in capital. Upon adoption of the new guidance, the Company recorded a decrease to the opening balance of additional-paid-in capital of $8,142,000 and recorded a decrease to accumulated deficit totaling $4,353,000, representing the decrease in the fair value of the warrants from the date of issuance to October 1, 2009.  The fair value of the warrants at October 1, 2009 of $3,789,000 was classified as a liability in the balance sheet as of that date.

Future increases or decreases in fair value of the warrants will be included as a component of other income (expenses) in the accompanying statement of operations for the respective period.  As of June 30, 2010, the liability for warrants increased to approximately $14,708,000, resulting in an additional charge to the statements of operations for the three months and nine months ended June 30, 2010 of approximately $3,856,000 and $9,899,000, respectively.  The warrant liability and revaluations have not and will not have any impact on the Company’s working capital, liquidity, or business operations.

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

Affiliates of Xmark Opportunity Partners, LLC were the sole investors in the SCN Financing. Together with its affiliates, Xmark Opportunity Partners, LLC beneficially owned approximately 52% of the Company's outstanding common stock prior to the Financing. Xmark Opportunity Partners, LLC is the sole manager of Goodnow Capital, L.L.C. and possesses sole power to vote and direct the disposition of all securities of the Company held by Goodnow. Goodnow has the right to designate up to two directors for election to the Company's Board of Directors, pursuant to the terms of a purchase agreement between Goodnow and the Company. David C. Cavalier, a current Director of the Company, and Managing Partner of XMark Opportunity Partners LLC, is President of Goodnow.  The transaction was evaluated by Management and the Board of Directors for fairness to ensure the terms were reasonable given the related party nature of the SCN Financing by providing an option for non-related party investors to participate in the transaction.

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

During the term of the note payable, Elan has the option to convert the note into shares of Series B Preferred Stock at a rate of $9.00 per share.  Upon the maturity of the note payable, Aeolus has the option to repay the note either in cash or in shares of Series B Stock and warrants having a then fair market value of the amount due; provided that the fair market value used for calculating the number of shares to be issued will not be less than $13.00 per share. As of June 30, 2010, the outstanding balance, including interest, on the note payable to Elan was approximately $645,000.

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

The Company also granted to the October 2009 Investors the option to acquire, collectively, up to an additional 5,892,857 additional Units (the “Additional Units”), comprised of an aggregate of 5,892,857 shares of Common Stock and warrants to purchase up to an aggregate of 11,785,714 additional shares of common stock at the per Additional Unit purchase price of $0.28 (the “Call Option”). In addition, the October 2009 Investors granted to the Company the option to require these October 2009 Investors, severally and not jointly, to acquire up to 5,892,857 Additional Units, less any Additional Units acquired under the Call Option, at the per Additional Unit purchase price of $0.28 (the “Put Option”).  The Call Option was exercisable at any time, and from time to time, on or prior to June 30, 2010.  The Put Option was exercisable at any time from June 30, 2010 to July 30, 2010. On July 30, 2010, the Company exercised the full Put Option and received $1.65 million in cash and issued 5,892,857 common shares and 11,785,714 warrants to the October 2009 Investors (see Subsequent Events).

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

Affiliates of Xmark Opportunity Partners, LLC are the sole investors in the Financing and, together with the Company, are the sole participants in the Conversion. Together with its affiliates, Xmark Opportunity Partners, LLC beneficially owned approximately 71% of the Company's outstanding common stock prior to the Financing and the Conversion.  Xmark Opportunity Partners, LLC is the sole manager of Goodnow Capital, L.L.C. and possesses sole power to vote and direct the disposition of all securities of the Company held by Goodnow. Goodnow has the right to designate up to two directors for election to the Company's Board of Directors pursuant to the terms of a purchase agreement between Goodnow and the Company. David C. Cavalier, a current employee, Director and Chairman of the Board of the Company, and Managing Partner of XMark Opportunity Partners LLC, is President of Goodnow.

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

As of June 30, 2010, warrants to purchase 53,440,953 shares of common stock were outstanding. Details of the warrants for common stock outstanding at June 30, 2010 were as follows:
Number of Shares	Exercise Price	Expiration Date
350,000	$0.28	November 2010
2,126,668	$0.28	May 2012
43,614,285	$0.28	October 2016
20,000	$0.39	September 2014
50,000	$0.35	May 2011
15,000	$0.50	September 2014
15,000	$0.60	September 2014
7,000,000	$0.75	June 2011
50,000	$1.00	May 2011
50,000	$1.50	May 2011
50,000	$2.00	May 2011
50,000	$2.50	May 2011
50,000	$0.38	April 2020
53,440,953	$0.35

Below is a summary of warrant activity for the nine months ended June 30, 2010:

		Weighted Average
			Remaining Contractual	Aggregrate
	Number of Shares	Exercise Price	Term (in years)	Intrinsic Value
Outstanding at 9/30/2009	27,379,525	$0.46	3.25	$1,051,248
Granted	43,664,285	$0.28	6.27	$5,234,714
Exercised	(60,000)	$0.28	1.89	$9,000
Expired or Canceled	(17,542,857)	$0.36	3.27	$927,643
Forfeited		$0.00		$0
Vested RSAs
Outstanding at 6/30/2010	53,440,953	$0.35	5.33	$5,532,114

As discussed previously, the Warrants expiring in November 2010, May 2012 and October 2016 are deemed to be liabilities and as such are carried at their fair value as a liability on the Balance Sheet.

G.         Stock-Based Compensation

Below is a summary of stock option activity for the nine months ended June 30:

		Weighted Average
	Number of		Remaining Contractual	Aggregrate
	Shares	Exercise Price	Term (in years)	Intrinsic Value
Outstanding at 9/30/2009	6,175,015	$1.58	6.96	$137,913
Granted	185,000	$0.35	9.53	$8,825
Exercised		$0.00	0.00	$0
Expired or Canceled	(1,200)	$51.25	0.00	$0
Forfeited	(421,250)	$0.62		$4,500
Vested (RSAs)
Outstanding at 6/30/2010	5,937,565	$1.60	6.24	$163,775
For the nine months ended June 30, 2010 and 2009, all stock options were issued with an exercise price at or above the fair market value of the Company’s common stock on the date of grant.

The details of stock options for the nine months ended June 30, 2010 were as follows:

	Options Outstanding			Options Exercisable
	Number	Weighted	Weighted Average	Number	Weighted
Range of	Outstanding at	Average Exercise	Remaining	Exercisable at June	Average Exercise
Exercise Prices	June 30, 2010	Price	Contractual Life	30, 2010	Price
$0.29-0.32	1,526,250	$0.30	8.72	1,509,583	$0.30
$0.33-0.45	903,500	$0.39	8.82	784,545	$0.39
$0.55-0.75	768,111	$0.65	6.41	768,111	$0.65
$0.78-0.90	794,335	$0.87	5.91	794,335	$0.87
$0.91-1.50	1,382,019	$1.46	3.25	1,382,019	$1.46
1.52	2,500	$1.52	4.25	2,500	$1.52
$1.55-2.10	211,750	$1.85	4.22	211,750	$1.85
$2.50-11.50	188,624	$4.95	3.27	188,624	$4.95
$12.85-20.00	79,754	$15.10	1.09	79,754	$15.10
$22.50-51.25	80,722	$36.75	0.15	80,722	$36.75
$0.29-51.25	5,937,565	$1.60	6.23	5,801,943	$1.63

Stock-based compensation expense recognized in the statement of operations is as follows (in thousands):

	For the three months ended June 30,		For the nine months ended June 30,
	2010	2009	2010	2009
Research and Development Expenses	8	11	41	34
General and Administrative Expenses	79	71	366	159
	87	82	407	193

The total deferred compensation expense for outstanding and unvested stock options for the nine months ended June 30, 2010 was approximately $32,000.  The weighted average remaining recognition period for the total deferred compensation expense is approximately six months. The fair value of the options associated with the above compensation expense was determined at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the nine months ended June 30
	2010	2009
Dividend yield	0%	0%
Expected volatility	95% - 96%	96%– 209%
Risk-free interest rate	3.3% - 3.5%	2.6% - 3.8%
Expected term	10 years	10 years

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

I.           Subsequent Events

On July 30, 2010, the Company exercised the “Put Option” granted by the Investors to the Company in the October 2009 financing.  As a result of the exercise, the Company received $1.65 million in gross proceeds from the investors in exchange for 5,892,857 additional Units (the “Additional Units”), comprised of an aggregate of 5,892,857 shares of Common Stock and warrants to purchase up to an aggregate of 11,785,714 additional shares of common stock at a purchase price of $0.28.  Cash proceeds from the put exercise are expected to be $1.63 million after legal costs associated with the exercise and subsequent issuance of stock and warrants.

On July 30, 2010, the Company and Mr. John McManus amended and restated Mr. McManus’ employment agreement, dated July 14, 2006, with the Company. Under the Amended and Restated Employment Agreement (the “Restated Agreement”), Mr. McManus will continue to serve as President, Chief Executive Officer and Chief Operating Officer of the Company. Pursuant to the agreement, Mr. McManus will be paid $20,850 a month. However, in the event, on or prior to June 30, 2011, the Company (i) enters into one or more binding agreements for the sale and issuance of equity of the Company in one or more financings, (ii) enters into one or more binding partnership, licensing, collaboration, development or similar agreements, or (iii) is awarded one or more grants or contracts, all of which taken together collectively entitle the Company to receive gross proceeds of at least $10,000,000 (the “Threshold Amount”) (excluding any proceeds received from the Investors or any affiliate thereof), Mr. McManus’ salary shall be increased to $33,333 per month, effective as of the date of such agreement or award, when combined with all prior agreements or awards, entitles the Company to the Threshold Amount.

On August 12, 2010, the Company announced an additional financing with existing investors.  Under the terms of the August 2010 Financing agreement, Aeolus received $1 million in gross proceeds in exchange for the issuance of 2.5 million shares of common stock and warrants to purchase up to 1,875,000 shares at an exercise price of $0.50 per share.   The Company also granted to the August 2010 Investors the option to acquire, collectively, up to an additional 2,500,000 Additional Units, comprised of an aggregate of 2,500,000 shares of Common Stock and warrants to purchase up to an aggregate of 1,875,000 additional shares of common stock at an exercise price of $0.50 (the “Call Option”). In addition, the August 2010 Investors granted to the Company the option to require these August 2010 Investors, severally and not jointly, to acquire up to 2,500,000 Additional Units, less any Additional Units acquired under the Call Option, at the per Additional Unit purchase price of $0.40 (the “Put Option”).  The Call Option is exercisable at any time, and from time to time, on or prior to December 31, 2010.  The Put Option is exercisable at any time from November 30, 2010 to December 30, 2010.  However, the Investors shall have the right to terminate the Put Option if they reasonably determine that a material adverse event, condition or circumstance has occurred with respect to the prospects of the Company’s AEOL 10150 drug candidate for acute radiation syndrome; provided that the Company’s failure to receive a grant or financing shall not, by itself, constitute a material adverse event, condition or circumstance with respect thereto.

Management has evaluated for subsequent events through the date these financial statements were filed and determined that no other material subsequent events have occurred.

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

On May 12, 2010, the Company was notified by Chemical Biological Medical Systems that it had not been awarded a contract for development of AEOL 10150 as a countermeasure for GI-Acute Radiation System.  Development of the compound for GI-ARS continues and continues to be funded by the National Institutes of Health (NIH) – National Institutes of Allergies and Immunological Disorders (NIAID).   The decision by CBMS does not have a financial impact on the Company as funding from CBMS was not considered as a component of Aeolus’ programs for budgeting purposes.  Review of the Company’s proposal for a contract with the Biologic Advanced Research and Development Authority (BARDA) for development of AEOL 10150 in Lung ARS continues.

We do not have any revenue, other than grant income, and therefore we must rely on public or private equity offerings, debt financings, collaboration arrangements or grants to finance our operations.

Need for Additional Funds

With the financings announced in July and August 2010 (see subsequent events), we believe we have adequate financial resources to fund our operations into the first half of fiscal year 2012.  In order to fund on-going operating cash requirements beyond the first half of fiscal year 2012, or to accelerate or expand our programs, however, we may need to raise significant additional funds. Our need for additional financing is discussed under “Liquidity and Capital Resources”, and is updated in Subsequent Events.

Results of Operations

Three months ended June 30, 2010 versus three months ended June 30 2009

We had a net loss of approximately $4,623,000 for the three months ended June 30, 2010, versus a net loss of approximately $426,000 for the three months ended June 30, 2009.   Of the loss for the three months ended June 30, 2010, approximately $3,856,000 of the loss was due to the impact of changes to the fair value of warrants under accounting rules.

Research and development (“R&D”) expenses increased about $145,000, or 112%, to $275,000 for the three months ended June 30, 2010 from approximately $130,000 for the three months ended June 30, 2009.  R&D expenses were higher during the three months ended June 30, 2010 versus June 30, 2009 due to an increase in Lung ARS related research activities.  Preclinical fees increased about $52,000 over the comparable period in 2009 due to increased animal study activity to support the Company’s ARS development program.  The Company currently has eight studies in progress: the study of its drug candidates as a potential countermeasure against the effects of sulfur mustard gas on the lung and skin, as a protectant against the effects of radiation on the lungs and on the gastro-intestinal tract, as a countermeasure against the effects of chlorine gas, as a potential treatment for epilepsy and for the potential treatment for Parkinson’s disease.

R&D expenses for our antioxidant program have totaled approximately $36,407,000 from inception through June 30, 2010. Because of the uncertainty of our research and development and clinical studies, we are unable to predict the level of spending and the anticipated program completion date, if any.

General and administrative (“G&A”) expenses increased about $160,000, or 51%, to approximately $475,000 for the three months ended June 30, 2010 from approximately $315,000 for the three months ended June 30, 2009.  Salaries and wages increased by about $38,000 due to the hiring of a new employee during the first quarter of fiscal 2010.   Investor relations expenses increased by $48,000, due to increased IR-related activities performed by outside consultants, and legal fees increased by $43,000.

We incurred interest expense of approximately $17,000 for the three months ended June 30, 2010 compared to interest expense of about $114,000 for the three months ended June 30, 2009.  The decrease in interest expense is primarily the result of the conversion of a note payable to equity.

As disclosed previously, certain of the Company’s warrants to purchase common stock were deemed to be a liability upon adoption of a new accounting pronouncement on October 1, 2009.  Subsequent changes to the fair market value resulted in an offsetting charge on the statements of operations of about $3,856,000 for the three month period ended June 30, 2010.  The warrant liability and revaluations have not and will not have any impact on the Company’s working capital, liquidity, or business operations.

Nine months ended June 30, 2010 versus nine months ended June 30, 2009

We had a net loss of approximately $12,981,000 for the nine months ended June 30, 2010, versus a net loss of approximately $1,550,000 for the nine months ended June 30, 2009.   The loss for the first nine months of 2010 included $9,899,000 in non-cash charges for change in fair value of warrants.

Research and development (“R&D”) expenses increased by about $416,000, or 89%, to approximately $885,000 for the nine months ended June 30, 2010 from about $469,000 for the nine months ended June 30, 2010.  R&D expenses were higher during the nine months ended June 30, 2010 versus June 30, 2009 due to an increase in research activities to support the Company’s Lung ARS development program and the retention of a consultant to assist in the writing of proposals for government funding described in the discussion of three months results.  For the nine months ended June 30, 2010, consultant expenses increased by about $186,000 due to costs associated with the aforementioned consultant.  Preclinical fees increased about $187,000 over the comparable period in 2009 due to increased animal studies to support the Company’s ARS development program.  The Company currently has eight studies in progress: the study of its drug candidates as a potential countermeasure against the effects of sulfur mustard gas on the lung and skin, as a protestant against the effects of radiation on the lungs and on the gastro-intestinal tract, as a countermeasure against the effects of chlorine gas, as a potential treatment for epilepsy and for the potential treatment for Parkinson’s disease.

General and administrative (“G&A”) expenses increased approximately $434,000, or 48%, to approximately $1,337,000 for the nine months ended June 30, 2010 from about $903,000 for the nine months ended June 30, 2009.  Salaries and wages increased by about $100,000 due to the hiring of a new employee during the first quarter of fiscal 2010.  Consulting stock expense increased by about $207,000 as a result of a higher level of grant activity to employees, consultants, and directors.  Investor relations expenses increased by $80,000, due to increased IR-related activities performed by outside consultants, and legal fees increased by $87,000.

We incurred interest expense of approximately $860,000 for the nine months ended June 30, 2010 compared to interest expense of about $322,000 for the nine months ended June 30, 2009.  The expense in the nine month period ended June 30, 2010 reflects about $826,000 incurred in the first quarter of fiscal year 2010, mostly due to charges as a result of the conversion of the Senior Convertible Notes on October 6, 2009.  In the second and third quarters of 2010, interest expense dropped significantly principally due to the conversion of the aforementioned note payable to equity (and the recognition of the related non-legal fees in the first quarter).

As previously disclosed, certain of the Company’s warrants to purchase common stock were deemed to be a liability upon adoption of a new accounting pronouncement on October 1, 2009.  Subsequent changes to the fair market value resulted in an offsetting charge on the statements of operations of about $9,899,000 for the nine month period ended June 30, 2010.  The warrant liability and revaluations have not and will not have any impact on the Company’s working capital, liquidity, or business operations.

Liquidity and Capital Resources

We do not have any revenue and therefore we rely on investors, grants, collaborations and licensing of our compounds to finance our operations. At June 30, 2010, we had approximately $457,000 of cash and cash equivalents, a decrease of $189,000 from September 30, 2009. The decrease in cash was primarily due to the funding of expenses from operations, which was more than the $1.6 million in net proceeds from the October 2009 Financing.  We believe we have adequate financial resources to conduct operations into the first quarter of fiscal year 2012, but in order to fund on-going operating cash requirements beyond that point, or to further accelerate or expand our programs, we need to raise significant additional funds (see Subsequent Events).

We incurred significant losses from operations of approximately $2,222,000 and $1,372,000, and cash outflows from operations of approximately $1,795,000 and $1,390,000, for the nine months ended June 30, 2010 and for the nine months ended June 30, 2009, respectively. Our ongoing future cash requirements will depend on numerous factors, particularly the progress of our catalytic antioxidant program and clinical trials and our ability to negotiate and complete collaborative agreements or out-licensing arrangements. In order to help fund our on-going operating cash requirements, we intend to seek new collaborations for our antioxidant research program that include initial cash payments and on-going research support. In addition, we might sell additional shares of our stock and/or convertible debentures and explore other strategic and financial alternatives, including a merger with another company, the sale of stock and/or debt, the establishment of new collaborations for current research programs, that include initial cash payments and ongoing research support and the out-licensing of our compounds for development by a third party.

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

Off-Balance Sheet Commitments

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk is presently limited to the interest rate sensitivity of our cash and cash equivalents, which is affected by changes in the general level of U.S. interest rates. However, we believe that we are not subject to any material market risk exposure and do not expect that changes in interest rates would have a material effect upon our financial position. A hypothetical 10% change in interest rates would not have a material effect on our Statement of Operations or Cash Flows for the nine months ended June 30, 2010. We do not have any foreign currency or other derivative financial instruments. Our debt bears interest at a fixed rate.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Report on Internal Control over Financial Reporting

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based upon its assessment, management concluded that, as of June 30, 2010, our internal control over financial reporting was not effective due to a material weakness existing with respect to the segregation of duties.

A “material weakness,” as defined by the Standards of the Public Company Accounting Oversight Board (PCAOB) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. This material weakness has not resulted in an adjustment or misstatements to the financial statements.

Management has determined that given the Company’s size, level of operations and financial resources, it is not practicable for the Company to eliminate the segregation of controls weakness and therefore management has established mitigating controls to minimize the impact of the lack of segregation of duties.  To address this material weakness, the Company engaged an executive search firm to conduct a search for a full time Chief Financial Officer. The Company is continuing a search process for a new Chief Financial Officer and expects to hire a new Chief Financial Officer by the end of September 2010.  Additionally, our Audit Committee has taken an active role in reviewing and discussing the identified material weakness with our auditors and senior management. Our management and the Audit Committee will actively monitor the implementation and effectiveness of the remediation measures taken by our financial management.

Changes in Internal Control over Financial Reporting

   Except as noted above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings.

None.

ITEM 1A. Risk Factors.

None.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Removed and Reserved.

N/A.

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

AEOLUS PHARMACEUTICALS, INC.

Date: August 13, 2010	By:	/s/ John L. McManus
John L. McManus President and Chief Executive Officer (Principal Executive Officer) Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)