Form 10-Q/A
period 2010-06-30
AEOLUS PHARMACEUTICALS, INC.
filed 2010-08-27
CIK 1261734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
Amendment No. 1

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 13, 2010
Common Stock, par value $.01 per share	56,657,177 shares

EXPLANATORY NOTE

Aeolus Pharmaceuticals, Inc. (the “Registrant”) is filing this amendment (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (the “Form 10-Q”), filed with the U.S. Securities and Exchange Commission on August 13, 2010, solely to correct errors on the cover page. The cover page of the Form 10-Q inadvertently omitted a reference to the Interactive Data Files governed by Rule 405 of Regulation S-T.  In addition, the cover page of the Form 10-Q is hereby amended to note the Registrant’s status as a smaller reporting company and to state that the number of shares of outstanding Common Stock of the Registrant on August 13, 2010 was 56,657,177, not 59,925,299 shares, as previously disclosed.

This Form 10-Q/A should be read in conjunction with the original Form 10-Q, which continues to speak as of the date of the Form 10-Q. Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the original Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related or other disclosures.

PART II.  OTHER INFORMATION

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

AEOLUS PHARMACEUTICALS, INC.

Date: August 27, 2010	By:	/s/ John L. McManus
John L. McManus President and Chief Executive Officer (Principal Executive Officer) Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)