Form 10-K/A
period 2010-09-30
AEOLUS PHARMACEUTICALS, INC.
filed 2010-12-30
CIK 1261734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
(Do not check if a smaller reporting company)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to amend our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, as filed with the Securities and Exchange Commission on December 29, 2010 (the “Original Form 10-K”). The purpose of this Amendment No. 1 is to: (i) note that the Company is reporting “material weaknesses,” as opposed to a “material weakness,” in Item 1A Risk Factors, (ii) include changes to the Statement of Operations table for the fiscal year ended September 30, 2010, as set forth in Item 6 Selected Financial Data, (iii) disclose a minor change in the Company’s R&D expenses for its antioxidant program in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations, (iv) include changes in Item 9A Controls and Procedures regarding material weaknesses, (v) include changes to the Company’s Consolidated Statements of Operations for the fiscal year ended September 30, 2010, (vi) include changes to the Company’s Consolidated Statements of Stockholders’ Equity (Deficit), (vii) include changes to the Company’s Consolidated Statements of Cash Flows, (viii) include a change in the number of incremental shares issuable upon the exercise or conversion of convertible debt, stock options to purchase common stock, convertible preferred stock and warrants to purchase common stock that were excluded from diluted weighted average common shares for the fiscal year ended September 30, 2010, as reported in Note C to the consolidated financial statements, (ix) include changes to the table reflecting the Company’s warrant activity for the last three fiscal years ended September 30, 2010, as reported in Note G to the consolidated financial statements, and (x) include changes to the table reflecting taxes computed at the statutory federal income tax rate of 34%, as reconciled to the provision for income taxes for 2010, as reported in Note I to the consolidated financial statements. As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the complete text of Part III, Items 11 and 12 have been set forth in this Amendment No. 1, which have not been modified from the Original Form 10-K. As noted in the Original Form 10-K, the information required by these Items will be incorporated by reference to our definitive Information Statement to be filed pursuant to Regulation 14C of the Exchange Act in lieu of our 2011 Annual Meeting of Stockholders. In addition, as required by Rule 12b-15, this Amendment No. 1 contains new certifications by our Principal Executive Officer and Principal Financial Officer, filed as exhibits hereto, as well as new certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which are filed as an exhibit hereto.

Except as set forth above, we have not modified or updated disclosures presented in the Original Form 10-K to reflect events or developments that have occurred after the date of the Original Form 10-K.

AEOLUS PHARMACEUTICALS, INC.
ANNUAL REPORT ON FORM 10-K/A

PART I
NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that relate to future events or our future financial performance.  You can identify forward-looking statements by terminology such as “may,” “might,” “will,” “could,” “should,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology.  Our actual results might differ materially from any forward-looking statement due to various risks, uncertainties and contingencies, including but not limited to those identified in Item 1A entitled “Risk Factors” beginning on page 31 of this report, as well as those discussed in our other filings with the Securities and Exchange Commission (the “SEC”) and the following:

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

Treatment	Age at Symptom onset mean days + SD(range)	Survival Interval mean days + SD(range)	P-value Log- rank (v. control)	P-value Wilcoxon (v. control)

Control	104.8 + 1.43	12.8 + 0.79
	(100-112)	(9-16)
AEOL 10150	106.1 + 1.5	32.2 + 2.73
	(100-115)	(15-46)	< 0.0001	0.0002

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

Item 1A.  Risk Factors.

You should carefully consider the following information about risks described below, together with  the other information contained in this annual report on Form 10-K/A and in our other filings with the SEC, before you decide to buy or maintain an investment in our common stock.  We believe the risks described below are the risks that are material to us as of the date of this annual report.  If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected.  In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment.

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

We have reported material weaknesses in the effectiveness of our internal control over financial reporting, and if we cannot maintain effective internal controls or provide reliable financial and other information, investors may lose confidence in our SEC reports.

In this Annual Report on Form 10-K/A, we are reporting material weaknesses in the effectiveness of our internal control over financial reporting related to adequate segregation of duties and financial reporting and close processes, which are described in more detail below under the heading “Controls and Procedures.” Based on these material weaknesses, we are also reporting in this Annual Report on Form 10-K/A that our disclosure controls and procedures were not effective as of September 30, 2010.

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

As of December 29, 2010, we had 59,684,050 shares of common stock outstanding.  We may grant to our employees, directors and consultants options to purchase shares of our common stock under our 2004 Stock Option Plan.  In addition, as of December 29, 2010, options to purchase 8,012,565 shares were outstanding at exercise prices ranging from $0.29 to $51.25 per share, with a weighted average exercise price of $1.30 per share, and 3,912,159 shares were reserved for issuance under the 2004 Stock Option Plan.  In addition, as of December 29, 2010, warrants to purchase 68,226,667 shares of common stock were outstanding at exercise prices ranging from $0.28 to $2.50 per share, with a weighted exercise price of $0.34 per share.  We have also reserved 475,087 shares of common stock for the conversion of our outstanding Series B Preferred stock.

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

Item 6.  Selected Financial Data.

You should read the following selected financial data in conjunction with our consolidated financial statements and the notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K/A.  We derived the consolidated statements of operations data for the five fiscal years ended September 30, 2010 and the related consolidated balance sheet data at those dates from our audited consolidated financial statements.  Except for the consolidated statements of operations for the fiscal years ended September 30, 2007 and 2006 and the consolidated balance sheet data at September 30, 2008, 2007 and 2006, each of these consolidated financial statements is included elsewhere in this Annual Report on Form 10-K/A.

Statement of Operations Data:

	Year Ended September 30,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Revenue:
Grant income and contract revenue	$—	—	$—	$—	$92
Costs and expenses:
Research and development	1,690	711	977	1,381	3,480
General and administrative	1,954	1,292	1,540	1,919	2,216
Total costs and expenses	3,644	2,003	2,517	3,300	5,696
Loss from operations	(3,644)	(2,003)	(2,517)	(3,300)	(5,604)
Other income (expenses), net	(21,347)	144	(405)	225	(118)
Interest income (expense), net	(878)	(437)	(51)	51	(6)
Net loss	(25,869)	(2,296)	(2,973)	(3,024)	(5,728)
Preferred stock dividend and accretion	—	—	—	—	(81)
Net loss attributable to common stockholders	$(25,869)	(2,296)	$(2,973)	$(3,024)	$(5,809)
Basic net loss per share attributable to common stockholders	$(0.53)	(0.07)	$(0.09)	$(0.10)	$(0.31)
Diluted net loss per share attributable to common stockholders	$(0.53)	(0.07)	$(0.11)	$(0.10)	$(0.31)
Weighted average common shares outstanding:
Basic	49,151	34,789	31,953	30,239	18,926
Diluted	49,151	34,789	32,217	30,239	18,926

Balance Sheet Data:

	September 30,
	2010	2009	2008	2007	2006
	(in thousands)

Cash and cash equivalents and marketable securities	2,355	646	399	1,727	3,324
Working capital (deficiency)	781	5	(1,336)	1,538	1,581
Total assets	2,433	811	1,120	1,931	3,554
Long-term portion of capital lease obligations and notes payable	—	1,194	266	483	—
Total liabilities	29,169	1,968	2,157	751	1,847
Total stockholders’ equity (deficit)	(26,736)	(1,157)	(1,037)	1,180	1,707

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

You should read the following discussion in conjunction with our consolidated financial statements and the notes appearing elsewhere in this Annual Report on Form 10-K/A. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of various factors, including those discussed in Item 1A - “Risk Factors” and elsewhere in this Annual Report on Form 10-K/A.

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

R&D expenses for our antioxidant program have totaled approximately $36,912,000 from inception through September 30, 2010.  Because of the uncertainty of our research and development and clinical studies, we are unable to predict the total level of spending on the program or the program completion date.  However, we expect R&D expenses during fiscal year 2011 will be higher than fiscal 2010 if we are awarded the BARDA contract.  We anticipate that much of the increase in R&D spending should be reimbursed under that contract, if awarded.  If the contract is not awarded, R&D expenses are expected to be in line with the level of expenditures in 2010.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note B of the consolidated financial statements, the Company has suffered recurring losses, negative cash flows from operations and management believes the Company does not currently possess sufficient working capital to fund its operations past the second quarter of fiscal 2012.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

AEOLUS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE DATA)

	Fiscal Year Ended September 30,
	2010	2009	2008

Revenue
Grant income	$—	$—	$—

Costs and expenses:
Research and development	1,690	711	977
General and administrative	1,954	1,292	1,540
Total costs and expenses	3,644	2,003	2,517

Loss from operations	(3,644)	(2,003)	(2,517)
Equity in income of CPEC LLC ($175 dividend received in 2008)	—	—	175
Interest expense	(878)	(441)	(93)
Interest income	—	4	42
Warrant repricing charges		(38)	(118)
Warrant liability charges	(21,347)	—	—
Collaboration expense	—	—	(413)
Gain (loss) on marketable investments	—	49	(49)
Gain on sale of investments, available for sale	—	133	—
Net loss	$(25,869)	$(2,296)	$(2,973)

Basic net loss per common share	$(0.53)	$(0.07)	$(0.09)
Diluted net loss per common share	$(0.53)	$(0.07)	$(0.11)

Weighted average common shares outstanding:
Basic	49,151	34,789	31,953
Diluted	49,151	34,789	32,217

The accompanying notes are an integral part of these consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Dollars in thousands)

	Series B Preferred Stock		Common Stock		Additional	Unrealized	Accumulated	Total Stockholders’
	Shares	Par Value	Shares	Value	Paid-in Capital	Losses	Deficit	Equity (Deficit)

Balance at September 30, 2007	475,087	$5	31,952,749	$320	$156,781	$0	$(155,926)	$1,180

Sale of Senior Convertible Notes and warrants, net of issuance costs of $156,000	—	—	—	—	451	—	—	451
Stock-based compensation	—	—	—	—	341	—	—	341
Unrealized loss on marketable securities held for sale	—	—	—	—	—	(36)	—	(36)
Net loss for the fiscal year ended September 30, 2008	—	—	—	—	—	—	(2,973)	(2,973)
Balance at September 30, 2008	475,087	5	31,952,749	320	157,573	(36)	(158,899)	(1,037)

Sale of Senior Convertible Notes and warrants	—	—	—	—	323	—	—	323
Stock-based compensation	—	—	—	—	283	—	—	283
Issuance of common stock pursuant to a consulting agreement	—	—	78,125	1	24	—	—	25
Payment of interest on Senior Convertible Notes in the form of common stock	—	—	175,375	2	61	—	—	63
Sale of common stock pursuant to stock offering, net of issuance costs of $91,000	—	—	5,357,143	53	1,393	—	—	1,446
Unrealized gain on marketable securities held for sale	—	—	—	—	—	36	—	36

Net loss for the fiscal year ended September 30, 2009	—	—	—	—	—	—	(2,296)	(2,296)
Balance at September 30, 2009	475,087	5	37,563,392	376	159,657	0	(161,195)	(1,157)

Impact of adoption of Accounting Guidance (Note C)	—	—	—	—	(8,142)	—	4,353	(3,789)
Common stock sales, net of issuance costs of $211,000	—	—	14,285,714	143	1,534	—	—	1,677
Senior Convertible Note (SCN) conversion	—	—	3,571,429	35	1,307	—	—	1,342
Payment of interest on SCN in common shares	—	—	36,993	—	12	—	—	12
Exercise of warrants	—	—	260,000	3	70	—	—	73
Issuance of shares pursuant to agreement	—	—	1,099,649	11	403	—	—	414
Issuance of warrants to a consultant	—	—	—	—	13	—	—	13
Stock-based Compensation	—	—	—	—	548	—	—	548
Net loss for the fiscal year ended September 30, 2010	—	—	—	—	—	—	(25,869)	(25,869)
Balance at September 30, 2010	475,087	$5	56,817,177	$568	$155,402	$0	$(182,711)	$(26,736)

The accompanying notes are an integral part of these consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Fiscal Year Ended September 30,
	2010	2009	2008
Cash flows from operating activities:
Net loss	(25,869)	(2,296)	(2,973)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1	—	—
Noncash compensation	548	283	341
Noncash interest and financing costs	825	433	89
Warrant repricing charges	—	38	118
Equity income in CPEC LLC	—	—	(175)
Change in fair value of warrants	21,347	—	—
Noncash consulting and license fee	13	25	—
(Gain) loss on marketable investments	—	(49)	49
(Gain) on sale of investments, available for sale	—	(133)	—
Change in assets and liabilities:
Prepaid expenses and other assets	94	(7)	15
Accounts payable and accrued expenses	595	(217)	723
Net cash used in operating activities	(2,446)	(1,923)	(1,813)

Cash flows from investing activities:
Proceeds from dividend from CPEC LLC	—	—	175
Purchase of equipment	(7)	—	—
Purchase of investments and marketable securities	—	751	(525)

Net cash (used in) provided by investing activities	(7)	751	(350)

Cash flows from financing activities:
Proceeds from the issuance of Senior Convertible Notes and Warrants	—	375	625
Costs related to the issuance of Senior Convertible Notes and Warrants	—	—	(156)
Proceeds from short term note payable	—	3	372
Repayments of short term note payable	—	(368)	(6)
Proceeds from issuance of common stock and warrants	4,300	1,500	—
Proceeds from the exercise of warrants	73	—	—
Costs related to the issuance of common stock and warrants	(211)	(91)	—
Net cash provided by financing activities	4,162	1,419	835

Net increase (decrease) in cash and cash equivalents	1,709	247	(1,328)

Cash and cash equivalents at beginning of year	646	399	1,727
Cash and cash equivalents at end of year	2,355	646	$399

Supplemental disclosure of cash flow information:
Non-cash payments of interest	12	63	4
Supplemental disclosure of non-cash investing and financing activities:
Issuance of warrants to a consultant	13	25	—

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

Net Loss Per Common Share

The Company computes basic net loss per weighted average share attributable to common stockholders using the weighted average number of shares of common stock outstanding during the period. The Company computes diluted net income (loss) per weighted average share attributable to common stockholders using the weighted average number of shares of common and dilutive potential common shares outstanding during the period. Potential common shares outstanding consist of stock options, convertible debt, warrants and convertible preferred stock using the treasury stock method and are excluded if their effect is anti-dilutive. Diluted weighted average common shares excluded incremental shares of approximately 75,372,317 shares for the fiscal year ended September 30, 2010 issuable upon the exercise or conversion of convertible debt, stock options to purchase common stock, convertible preferred stock and warrants to purchase common stock. These shares were excluded due to their anti-dilutive effect as a result of the Company’s net loss for the fiscal year ended September 30, 2010. Diluted weighted average common shares included incremental shares issuable upon conversion of the Notes, but excluded incremental shares of approximately 36,954,000 and 20,010,000 respectively for the fiscal year 2009 and 2008, due to their anti-dilutive effect as a result of the Company’s net loss for the fiscal year 2009 and 2008.

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

Warrants

As of September 30, 2010, warrants to purchase an aggregate of 66,901,667 shares of common stock were outstanding. Details of the warrants for common stock outstanding at September 30, 2010 were as follows:

Number of Shares	Exercise Price	Expiration Date

350,000	$0.28	November 2010
1,926,668	$0.28	May 2012
43,614,285	$0.28	October 2016
20,000	$0.39	September 2014
50,000	$0.35	May 2011
15,000	$0.50	September 2014
15,000	$0.60	September 2014
7,000,000	$0.75	June 2011
11,785,714	$0.28	July 2017
1,875,000	$0.50	August 2017
50,000	$0.50	May 2011
50,000	$1.00	May 2011
50,000	$1.50	May 2011
50,000	$2.00	May 2011
50,000	$0.38	April 2020
66,901,667	$0.34

As of September 30, 2009, warrants for common stock outstanding were as follows:

Number of Shares	Exercise Price	Expiration Date

2,500,000	$0.28	November 2010
2,186,668	$0.28	May 2012
13,392,857	$0.35	March 2014
20,000	$0.39	September 2014
50,000	$0.50	May 2011
1,000,000	$0.50	August 2013
250,000	$0.50	September 2013
250,000	$0.50	October 2013
250,000	$0.50	November 2013
250,000	$0.50	December 2013
15,000	$0.50	Setpember 2014
15,000	$0.60	September 2014
7,000,000	$0.75	June 2011
50,000	$1.00	May 2011
50,000	$1.50	May 2011
50,000	$2.00	May 2011
50,000	$2.50	May 2011
27,379,525	$0.46

As of September 30, 2008, warrants for common stock outstanding were as follows:

Number of Shares	Exercise Price	Expiration Date

50,000	$0.35	May 2011
2,500,000	$0.35	November 2010
2,186,668	$0.35	May 2012
1,000,000	$0.50	August 2013
250,000	$0.50	Setpember 2013
7,000,000	$0.75	June 2011
50,000	$1.00	May 2011
50,000	$1.50	May 2011
50,000	$2.00	May 2011
50,000	$2.50	May 2011
410,400	$2.50	April 2009
1,641,600	$4.00	April 2009
1,759	$19.9	October 2008
15,240,427	$1.02

Below is a summary of warrant activity for the last three fiscal years ended September 30th:

		Weighted Average
			Remaining Contractual	Aggregrate Intrinsic
	Number of Shares	Exercise Price	Term (in years)	Value
Outstanding at 9/30/2007	14,025,427	$1.15	3.4 years	$1,078
Granted	1,250,000	$0.50	4.9 years
Exercised	-	$-
Cancelled	-	$-
Forfeited	(35,000)
Outstanding at 9/30/2008	15,240,427	$1.02	2.9 years	$797
Granted	14,192,857	$0.36	4.5 years	$536
Exercised
Cancelled	-	$-
Forfeited	(2,053,759)
Outstanding at 9/30/2009	27,379,525	$0.46	3.3 years	$1,051
Granted	57,324,999	$0.29	6.2 years	$15,634
Exercised	(260,000)	$0.28	1.6 years	$47
Cancelled	(17,542,857)	$0.36	3.0 years	$3,534
Forfeited		$-
Outstanding at 9/30/2010	66,901,667	$0.34	5.5 years	$16,278
Exercisable at 9/30/2010	66,901,667	$0.34	5.5 years	$16,278

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

Taxes computed at the statutory federal income tax rate of 34% are reconciled to the provision for income taxes as follows (dollars in thousands):

	2010	2009	2008

Effective income tax rate	0%	0%	0%

United States Federal income tax at statutory rate	$(8,796)	$(781)	$(1,011)
State income taxes (net of federal benefit)	(232)	(75)	(142)
Warrant expense	7,258	13	40
Change in valuation reserves	1,754	857	1,145
Other	16	(14)	(32)
Provision for income taxes	$—	$—	$—

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

As of the end of the period covered by this Annual Report on Form 10-K/A, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial and Accounting Officer), of the effectiveness of our disclosure controls and procedures required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2010 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms because of the material weakness discussed below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2010.  In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in an Internal Control Integrated Framework.  As a result of the lack of segregation of duties and weaknesses in financial reporting and close processes, management has determined that material weaknesses in internal control over financial reporting existed as of September 30, 2010, and based on the criteria set forth by COSO, concluded that our internal control over financial reporting was not effective as of September 30, 2010.

A “material weakness,” as defined by the Public Company Accounting Oversight Board (PCAOB) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

To address the material weaknesses, management has established mitigating controls to minimize the potential for material misstatements in the financial statements.  Management has determined that given our size, level of operations and financial resources, it is not practicable for us to eliminate the segregation of controls weakness. However, management has established mitigating controls to minimize the impact of the lack of segregation of duties and is considering the addition of external or internal resources to assist with the financial reporting and close processes.

This Annual Report on Form 10-K/A does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K/A.

During the most recent fiscal quarter, there were no significant changes in our internal control over financial reporting or in other factors that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K/A because we expect to file a definitive information statement in connection with our Written Consent in Lieu of 2011 Annual Meeting of Stockholders (the “Information Statement”) within 120 days after the end of our fiscal year pursuant to Regulation 14C promulgated under the Exchange Act, and the information included therein is incorporated herein by reference to the extent provided below.

Item 10.  Directors, Executive Officers and Corporate Governance.

The information set forth under the headings “Proposal No. 1:  Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Information Statement is incorporated herein by reference.  The information required by this Item 10 concerning our executive officers is set forth under the heading “Executive Officers” located at the end of Part I Item 1 of this Annual Report on Form 10-K/A.

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

AEOLUS PHARMACEUTICALS, INC.

By:	/s/ John L. McManus
John L. McManus President and Chief Executive Officer

Date:	December 30, 2010