Form 10-Q
period 2010-12-31
AEOLUS PHARMACEUTICALS, INC.
filed 2011-02-11
CIK 1261734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010.

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

Large accelerated filer ☐	Non-accelerated filer ☐
(Do not check if a smaller reporting company)

Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 10, 2010
Common Stock, par value $.01 per share	59,784,050 shares

AEOLUS PHARMACEUTICALS, INC.
FORM 10-Q
For the Quarter Ended December 31, 2010
Table of Contents

AEOLUS PHARMACEUTICALS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements.

Statement Regarding Financial Information

The condensed consolidated financial statements of Aeolus Pharmaceuticals, Inc. and its wholly-owned subsidiary, Aeolus Sciences, Inc. (collectively the “Company”), included herein have been prepared by management, without audit (except for the Consolidated Balance Sheet as of September 30, 2010), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The Company recommends that you read the consolidated financial statements included herein in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended September 30, 2010, filed with the SEC on December 30, 2010.

AEOLUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and per share data)
	December 31,	September 30,
	2010	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,867	$2,355
Prepaids and other current assets	34	46
Total current assets	2,901	2,401

Investment in CPEC LLC	32	32
Total assets	$2,933	$2,433

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$665	$957
Short-term debt	657	663
Total current liabilities	1,322	1,620

Warrant liability	34,955	27,549
Total liabilities	36,277	29,169

Commitments and Contingencies (Notes E and H)

Stockholders’ equity (deficit):
Preferred stock, $.01 par value per share, 10,000,000 shares authorized:
Series B nonredeemable convertible preferred stock, 600,000 shares authorized; 475,087 shares issued and outstanding as of December 31, 2010 and September 30, 2010, respectively	5	5
Common stock, $.01 par value per share, 200,000,000 shares authorized; 59,634,050 and 56,817,177 shares issued and outstanding at December 31, 2010 and September 30, 2010, respectively	596	568
Additional paid-in capital	156,387	155,402
Accumulated deficit	(190,332)	(182,711)
Total stockholders’ equity (deficit)	(33,344)	(26,736)
Total liabilities and stockholders’ equity (deficit)	$2,933	2,433

The accompanying notes are integral part of these unaudited condensed consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	December 31,
	2010	2009
Revenue
Miscellaneous Income (Note B)	$337	$-

Costs and expenses:
Research and development	190	184
General and administrative	550	406
Total costs and expenses	740	590

Loss from operations	(403)	(590)
Non-cash financing charges and change in fair value of warrants (Notes D, E and F)	(7,202)	(13,860)
Interest expense, net	(15)	(826)

Net loss	$(7,620)	$(15,276)

Net loss per weighted share attributable to common stockholders:
Basic	$(0.13)	$(0.33)
Diluted	$(0.13)	$(0.33)

Weighted average common shares outstanding:
Basic	57,026	46,527
Diluted	57,026	46,527

The accompanying notes are integral part of these unaudited condensed consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(7,620)	$(15,276)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash compensation	187	190
Change in fair value of warrants	6,645	7,646
Noncash exercise of warrants	169	—
Noncash consulting expense	—	14
Noncash interest and warrant costs	382	6,986
Change in assets and liabilities:
Prepaid and other assets	11	105
Accounts payable and accrued expenses	(291)	(54)
Net cash used in operating activities	(517)	(389)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	1,000	1,650
Costs related to the issuance of common stock and warrants	(13)	(54)
Proceeds from exercise of warrants	42	17
Net cash provided by financing activities	1,029	1,613

Net increase in cash and cash equivalents	512	1,224
Cash and cash equivalents at beginning of period	2,355	646
Cash and cash equivalents at end of period	$2,867	$1,870

Supplemental disclosure of cash flow information:
Cash payments of interest	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for payment of accounts payable	$—	$413
Common stock issued upon conversion of Senior Convertible Notes	$—	$1,000,000
Common stock issued for payment of interest on Senior Convertible Notes	$—	$13

AEOLUS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.           Organization and Business and Basis of Presentation

Aeolus Pharmaceuticals, Inc. is a biopharmaceutical company that is developing a platform of a new class of broad-spectrum catalytic antioxidant compounds based on technology discovered at Duke University and National Jewish Health. These compounds, known as metalloporphyrins, scavenge reactive oxygen species (“ROS”) at the cellular level, mimicking the effect of the body’s own natural antioxidant enzyme superoxide dismutase (“SOD”). While the benefits of antioxidants in reducing oxidative stress are well-known, research with the Company’s compounds indicates that metalloporphyrins can be used to affect signaling via ROS at the cellular level.  In addition, there is evidence that high-levels of ROS can affect gene expression and this may be modulated through the use of metalloporphyrins. The Company believes this could have a profound beneficial impact on people who have been exposed, or are about to be exposed, to high-doses of radiation.

The Company’s lead compound, AEOL 10150, is a metalloporphyrin specifically designed to neutralize reactive oxygen and nitrogen species. The neutralization of these species reduces oxidative stress, inflammation, and subsequent tissue damage-signaling cascades resulting from radiation exposure.  Aeolus is leveraging the significant investment made by U.S. government agencies to develop this promising compound for use in oncology indications, where it would be used in combination with radiation therapy, and is currently in development for use as both a therapeutic and prophylactic drug.  Data has been published showing that AEOL 10150 does not interfere with the therapeutic benefit of radiation therapy in prostate and lung cancer preclinical studies.  In 2011 Aeolus expects to release data showing the drug’s impact, if any, when used in combination with radiation and/or chemotherapy.  In mid-2011 it expects to begin Phase I/II studies in non-small cell lung cancer (“NSCLC”). Later in 2011 the Company expects to begin a Phase I/II study in Mesothelioma, where approximately 30% of the patients succumb to the effects of the radiation therapy.

AEOL 10150 is also currently at Technical Readiness Level (“TRL”) 7 as a medical countermeasure (“MCM”) for GI-ARS and Lung-ARS, both of which are caused by exposure to high levels of radiation due to a radiological or nuclear event. To date, this development program has largely been funded by the National Institutes of Health (“NIH”) – National Institute of Allergy and Infectious Diseases (“NIAID”) through programs at the University of Maryland and Duke University.

In December 2009, Aeolus was informed by the U.S. Department of Health and Human Services (“HHS”) Biomedical Advanced Research and Development Authority (“BARDA”) that it had been chosen to submit a full proposal for funding of its Lung-ARS program from its current stage all the way through U.S. Food and Drug Administration (“FDA”) approval, based on a summary “white paper” submitted by the Company earlier in 2009.  Aeolus submitted a full proposal in February 2010.  The Company was notified in July 2010 that its proposal had been chosen by BARDA, and then entered into negotiations for a development contract with the agency.  The Company is awaiting a final decision from BARDA on the contract.  If the contract from BARDA is awarded, it is expected that it will fund all of the costs necessary to bring AEOL 10150 to FDA approval for that indication.

NIAID’s Radiation/Nuclear Medical Countermeasures development program is currently testing AEOL 10150 as a countermeasure for GI-ARS caused by exposure to high levels of radiation due to a radiological or nuclear event. Similarly, the NIH’s CounterACT program has tested, and continues to test, AEOL 10150 as a medical countermeasure for exposure to chemical vesicants such as chlorine gas and mustard gas. In September 2010, BARDA invited Aeolus to submit a full proposal in response to its “White Paper” for the development of AEOL 10150 as an MCM to chlorine gas exposure.  The proposal seeks funding to take the compound from its current state to FDA approval over a three year period.  Aeolus submitted its full proposal to BARDA in December 2010, and expects a response from BARDA by the third quarter of 2011.

AEOL 10150 has already performed well in animal safety studies, been well-tolerated in two human clinical trials, demonstrated efficacy in two species in acute radiation syndrome (“ARS”) studies and demonstrated statistically significant survival efficacy in an acute radiation-induced lung injury model. AEOL 10150 has also demonstrated efficacy in validated animal models for GI-ARS, chlorine gas exposure, and sulfur mustard gas exposure. Efficacy has been demonstrated in Lung-ARS in both rodent and non-human primate studies (“NHP”), with AEOL 10150 treated groups showing significantly reduced weight loss, inflammation, oxidative stress, lung damage, and most importantly, mortality.  Therapeutic efficacy was demonstrated when delivered after exposure to radiation (24 hours after exposure for mice in the GI-ARS study and NHPs in the Lung-ARS studies, and two hours after exposure for mice in the Lung-ARS studies). The Company is looking at a longer post exposure period in studies that will begin in early 2011.

Aeolus has an active Investigational New Drug Application (“IND”) on file with the FDA for AEOL 10150 as a potential treatment for amyotrophic lateral sclerosis (“ALS”). In the first half of 2011, the Company plans to file an IND for cancer with the oncology division of the FDA as well as with the Hematology and Imaging Division for Lung-ARS.  Extensive toxicology and pharmacology packages are already in place. Aeolus has already completed two Phase 1 safety studies in 50 humans demonstrating the drug to be safe and well tolerated. Chemistry, Manufacturing, and Controls (“CMC”) work has been completed, and pilot lots have been prepared for scaling-up.

Aeolus has two programs underway for the development of its second drug candidate, AEOL 11207, for the treatment of epilepsy and Parkinson’s disease.   These programs are being funded, in part, by private foundations, including the Michael J. Fox Foundation and Citizens United for Research in Epilepsy (CURE), and government grants.

The “Company” or “Aeolus” refers collectively to Aeolus Pharmaceuticals, Inc., a Delaware corporation (“Aeolus”), and its wholly owned subsidiary, Aeolus Sciences, Inc., a Delaware corporation. As of December 31, 2010, Aeolus also owned a 35.0% interest in CPEC LLC, a Delaware limited liability company (“CPEC”). The Company’s primary operations are located in Mission Viejo, California.

All significant intercompany activity has been eliminated in the preparation of the condensed consolidated financial statements. The unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Some information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. The condensed balance sheet at September 30, 2010 was derived from the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended September 30, 2010. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in that Annual Report on Form 10-K/A and in the Company’s other SEC filings. Results for the interim period are not necessarily indicative of the results for any other period.

B.           Liquidity

The Company had cash and cash equivalents of approximately $2,867,000 on December 31, 2010, and approximately $2,355,000 on September 30, 2010.  The increase in cash was primarily due to $1.0 million in gross proceeds from the December 2010 financing and the two awards from the IRS under the Qualifying Therapeutic Discovery Program (“QTDP”).  In October 2010, we were notified that we had been awarded the maximum amount, of about $244,000, under the QTDP, which is administered by the IRS and the U.S. Department of Health and Human Services (“HHS”), in support of our development of AEOL 10150 as an medical countermeasure (“MCM”) for Lung-ARS.  In November 2010, we received approximately $244,000 from the IRS as full payment for the Lung-ARS award. In October 2010, we were also notified that we had been awarded the maximum amount, of approximately $244,000, under the QTDP in support of our development of AEOL 11207 as a potential treatment for Parkinson’s Disease.  In November 2010, we received about $92,000 from the IRS as an initial payment for the Parkinson’s program award.  We expect to receive the balance of about $152,000 after we file our 2010 fiscal year tax return and submit the request for payment to the IRS. We believe we have adequate financial resources to conduct operations into the second quarter of fiscal year 2012, but in order to fund on-going operating cash requirements beyond that point, or to further accelerate or expand our programs, we need to raise significant additional funds.

The Company has incurred significant losses from operations of approximately $7,620,000 (including a non-cash charge for increases in valuation of warrants of approximately $7,202,000) and approximately $25,869,000 (including a non-cash charge for increases in valuation of warrants of approximately $21,347,000), and cash outflows from operations of approximately $517,000 and approximately $2,446,000, for the three months ended December 31, 2010 and for the fiscal year ended September 30, 2010, respectively. The Company expects to incur additional losses and negative cash flow from operations during the remainder of fiscal year 2011 and for several more years.

As a result of the October 2009 Financing and the Amendment, both of which are defined and discussed more fully in Note G– Stockholders’ Equity, which is included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended September 30, 2010, the Company was able to raise a total of about $1.65 million during the first quarter of fiscal year 2010.  On July 30, 2010, the Company announced the exercise of the October 2009 Put Option with Xmark Funds, discussed more fully in Note G – Stockholders’ Equity in that Annual Report on Form 10-K/A, under which the Company raised additional gross proceeds of $1.65 million. In addition, on August 11, 2010, the Company completed a common stock and warrant financing for gross proceeds of $1 million, and granted the Xmark Funds an option to call another $1 million during the first quarter of fiscal 2011. During the first quarter of fiscal 2011, Xmark Funds called its option, resulting in gross proceeds of $1 million to the Company.  Cash on hand, plus the proceeds from the December 2010 option call is expected to enable the Company to continue operations into the second quarter of fiscal 2012.  The level of research and development activity will depend heavily upon the successful execution of a contract with BARDA for Lung-ARS.  If the Company is successful in obtaining the contract, research and development activities will increase significantly.  If the Company is not successful in obtaining the contract, spending on Lung-ARS development by the Company will be halted, resulting in lower research and development expenses.

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

C.            Net Loss Per Common Share

The Company computes basic net loss per weighted average share attributable to common stockholders using the weighted average number of shares of common stock outstanding during the period. The Company computes diluted net income (loss) per weighted average share attributable to common stockholders using the weighted average number of shares of common and dilutive potential common shares outstanding during the period. Potential common shares outstanding consist of stock options, convertible debt, warrants and convertible preferred stock using the treasury stock method and are excluded if their effect is anti-dilutive. Diluted weighted average common shares excluded incremental shares of approximately 76,864,000 as of December 31, 2010 issuable upon the exercise or conversion of convertible debt, stock options to purchase common stock, convertible preferred stock and warrants to purchase common stock. These shares were excluded due to their anti-dilutive effect as a result of the Company’s net loss for the quarter ended December 31, 2010.

D.           Warrant Liability

On October 1, 2009, the Company adopted new accounting guidance originally referred to as Emerging Issues Task Force 07-5, recently codified by FASB as Account Standards Codification (“ASC”) Topic 815. The guidance revised previously existing guidance for determining whether an Instrument (or Embedded Feature) is indexed to an entity’s own stock. Equity-linked instruments (or embedded features) that otherwise meet the definition of a derivative are not accounted for as derivatives if certain criteria are met, one of which is that the instrument (or embedded feature) must be indexed to the entity’s own stock. The Company first applied the new guidance to outstanding instruments as of October 1, 2009.

Increases or decreases in fair value of the warrants are included as a component of other income (expenses) in the accompanying statement of operations for the respective period. As of December 31, 2010, the aggregate liability for warrants increased to approximately $34,955,000, resulting in an additional charge to the statements of operations for the quarter ended December 31, 2010 of approximately $7,202,000. The warrant liability and revaluations have not and will not have any impact on the Company’s working capital, liquidity or business operations.

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

Pursuant to the Securities Purchase and Exchange Agreement dated October 6, 2009 (the “October 2009 Purchase Agreement”), as more fully described in Note G– Stockholders’ Equity, which is included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended September 30, 2010, the holders of the Notes agreed to convert all $1,000,000 in principal amount of the Notes into common stock at a conversion rate of $0.35 per share and to exchange their remaining option to purchase an additional $4,000,000 in Notes for warrants to purchase up to 14,285,714 shares of common stock with an initial exercise price of $0.28 per share, subject to adjustment as provided in the warrants.

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

During the term of the note payable, Elan has the option to convert the note into shares of Series B Stock at a rate of $9.00 per share. Upon the maturity of the note payable, Aeolus has the option to repay the note either in cash or in shares of Series B Stock and warrants having a then fair market value equal to the amount due under the note; provided that the fair market value used for calculating the number of shares to be issued will not be less than $13.00 per share. As of December 31, 2010 and 2009, the outstanding balance, including interest, on the note payable to Elan was approximately $657,000 and 610,000, respectively.

On February 7, 2011, the due date of the loan, Aeolus elected to exercise its right to repay the note (see also, Section I. Subsequent Events below), with a maturity value of approximately $663,000, with 50,993 shares of the Company’s Series B Stock and a warrant to purchase an aggregate of 896,037 shares of the Company’s Series B Stock at an exercise price of $0.01 per share. The warrants have a term of five years, a cashless exercise provision and customary anti-dilution adjustments in the event of stock splits, stock combination, reorganizations and similar events.

F.           Stockholders’ Equity

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

As of December 31, 2010, 475,087 shares of Series B Stock were outstanding, all of which were held by Elan. Each share of Series B Stock is convertible into one share of common stock.

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

On December 28, 2010, the investors exercised their Call Option and the Company received $1 million in proceeds in exchange for 2,500,000 common shares and 1,875,000 warrants, with an initial exercise price of $0.50 per share, subject to adjustment as provided in the warrants (the “Additional Warrants”). The Additional Warrants are exercisable for a seven-year period from their date of issuance; contain a “cashless exercise” feature that allows the holder to exercise the Additional Warrants without a cash payment to the Company under certain circumstances; contain a dividend participation right which allows the holder to receive any cash dividends paid on the Common Stock without exercising the Additional Warrant; contain a provision that provides for the reduction of the exercise price to $0.01 in the event of any such payment of cash dividends by the Company or upon a change of control; and contain anti-dilution provisions in the event of a stock dividend or split, dividend payment or other issuance, reorganization, recapitalization or similar event. The net proceeds to the Company from the December 2010 financing, after deducting for expenses, were approximately $990,000.

Dividends

The Company has never paid a cash dividend on its common stock and does not anticipate paying cash dividends on its common stock in the foreseeable future.  If we pay a cash dividend on our common stock, we also must pay the same dividend on an as converted basis on our Series B preferred stock. In addition, under the terms of the warrants to purchase up to 61,822,749 shares of our common stock issued to Xmark Opportunity Partners, LLC or its affiliates (“Xmark”) in four transactions (on each of October 6, 2009, July 30, 2010, August 11, 2010 and December 31, 2010), if we were to pay a dividend on our common stock, the exercise price of these warrants would be reset from $0.28 per share or $0.50 per share, as applicable, to $0.01 per share and the warrant holders would also be entitled receive any such dividend paid.

Warrants

As of December 31, 2010, warrants to purchase an aggregate of 68,276,667 shares of common stock were outstanding. Details of the warrants for common stock outstanding at December 31, 2010 were as follows:

Number of Shares	Exercise Price	Expiration Date

50,000	$0.35	May 2011
50,000	$1.00	May 2011
50,000	$1.50	May 2011
50,000	$2.00	May 2011
50,000	$2.50	May 2011
7,000,000	$0.75	June 2011
1,776,668	$0.28	May 2012
20,000	$0.39	September 2014
15,000	$0.50	September 2014
15,000	$0.60	September 2014
43,614,285	$0.28	October 2016
11,785,714	$0.28	July 2017
1,875,000	$0.50	August 2017
1,875,000	$0.50	December 2017
50,000	$0.38	April 2020
68,276,667	$0.34

G.            Stock-Based Compensation

Below is a summary of stock option activity for the three months ended December 31, 2010:

		Weighted Average
	Number of		Remaining Contractual	Aggregate
	Shares	Exercise Price	Term (in years)	Intrinsic Value
Outstanding at 9/30/2010	7,921,904	$1.12	7.00	$874,345
Granted	170,000	$0.62	9.91	$11,625
Exercised	—	$0.00	0.00	$—
Expired or Canceled	(55,748)	$31.75	0.00	$—
Forfeited	—	$—	—	$—
Vested (RSAs)	—	$—	—	$—
Outstanding at 12/31/2010	8,036,156	$0.89	6.86	$1,463,680

For the three months ended December 31, 2010 all stock options were issued with an exercise price at or above the fair market value of the Company’s common stock on the date of grant.

The details of stock options for the three months ended December 31, 2010 were as follows:

	Options Outstanding			Options Exercisable
				Number
Range of	Number Outstanding at	Weighted Average Exercise	Weighted Average Remaining	Exercisable at December	Weighted Average Exercise
Exercise Prices	December 31, 2010	Price	Contractual Life	31, 2010	Price
$0.29-0.32	1,526,250	$0.30	8.82	1,526,250	$0.30
$0.33-0.45	2,928,500	$0.40	9.19	1,723,504	$0.39
$0.55-0.73	674,111	$0.60	7.07	509,739	$0.59
$0.75-0.89	667,835	$0.81	5.18	667,835	$0.81
$0.90-1.45	516,500	$0.94	5.53	516,500	$0.94
$1.50	1,256,019	$1.50	2.57	1,256,019	$1.50
$1.52-1.85	211,250	$1.84	3.72	211,250	$1.84
$2.10-12.85	237,045	$6.46	2.47	237,045	$6.46
$15.00-19.38	18,646	$17.91	0.40	18,646	$17.91
$0.29-19.38	8,036,156	$0.89	6.86	6,666,788	$0.99

Stock-based compensation expense recognized in the statement of operations is as follows (in thousands):

	For the three months ended December 31,
	2010	2009
Research and Development Expenses	20	24
General and Administrative Expenses	167	166
	187	190

The total deferred compensation expense for outstanding and unvested stock options for the three months ended December 31, 2010 was approximately $497,000.  The weighted average remaining recognition period for the total deferred compensation expense is approximately seven months. The fair value of the options associated with the above compensation expense was determined at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the three months ended December 31
	2010	2009
Dividend yield	0%	0%
Expected volatility	92.0%	96%
Risk-free interest rate	3.1%	3.3%
Expected term	10 years	10 years

H.            Commitments

The Company acquires assets still in development and enters into research and development arrangements with third parties that often require milestone and royalty payments to the third party contingent upon the occurrence of certain future events linked to the success of the asset in development.  Milestone payments may be required, contingent upon the successful achievement of an important point in the development life-cycle of the pharmaceutical product e.g., approval of the product for marketing by a regulatory agency).  If required by the arrangement, the Company may have to make royalty payments based upon a percentage of the sales of the pharmaceutical product in the event that regulatory approval for marketing is obtained.  Because of the contingent nature of these payments, they are not included in the table of contractual obligations.

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

I.             Subsequent Events

On February 7, 2011, the due date of the loan payable to Elan Corporation (see Section E. Note Payable above), Aeolus elected to exercise its right to repay the note, with a maturity value of approximately $663,000, with 50,993 shares of the Company’s Series B Stock and a warrant to purchase an aggregate of 896,037 shares of the Company’s Series B Stock at an exercise price of $0.01 per share. The warrants have a term of five years, a cashless exercise provision and customary anti-dilution adjustments in the event of stock splits, stock combination, reorganizations and similar events. In connection with the issuance, Aeolus amended its certificate of incorporation on February 7, 2011 to increase the authorized number of shares of the Company’s Series B Stock from 600,000 to 1,600,000.

We have evaluated subsequent events through the issuance of these condensed consolidated financial statements and determined that no other material subsequent events have occurred.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

Unless otherwise noted, the terms “we,” “our” or “us” refer collectively to Aeolus Pharmaceuticals, Inc. and our wholly owned subsidiary, Aeolus Sciences, Inc.

This report contains, in addition to historical information, statements by us with respect to expectations about our business and future results which are “forward-looking” statements under the Private Securities Litigation Reform Act of 1995. These statements and other statements made elsewhere by us or by our representatives, which are identified or qualified by words such as “likely,” “will,” “suggests,” “expects,” “might,” “believe,” “could,” “should,” “may,” “estimates,” “potential,” “predict,” “continue,” “would,” “anticipates,” “plans,” or similar expressions, are based on a number of assumptions that are subject to risks and uncertainties. Such statements include, but are not limited to, those relating to Aeolus’ product candidates and funding options, as well as its proprietary technologies and uncertainties and other factors that may cause Aeolus’ actual results to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Important factors that could cause results to differ include risks associated with uncertainties of progress and timing of clinical trials, scientific testing, obtaining regulatory approval, the need to obtain (and obtaining) funding for pre-clinical and clinical trials and operations, the scope and validity of intellectual property protection for Aeolus’ product candidates, proprietary technologies and their uses, new accounting and SEC requirements and competition from other biopharmaceutical companies. Certain of these factors and others are more fully described in Aeolus’ filings with the SEC, including, but not limited to, Aeolus’ Annual Report on Form 10-K/A for the fiscal year ended September 30, 2010, filed with the Securities and Exchange Commission on December 30, 2010.  All forward-looking statements are based on information available as of the date hereof, and we do not assume any obligation to update such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Operations Summary

Aeolus Pharmaceuticals, Inc. (“we,” “us” or the “Company”), a Southern California-based biopharmaceutical company, is developing a new class of broad spectrum catalytic antioxidant compounds based on technology discovered at Duke University and National Jewish Health.

Our lead compound, AEOL 10150, is entering human clinical trials in oncology, where it will be used in combination with radiation therapy.  AEOL 10150 has previously been tested in two Phase I clinical trials with no serious adverse events reported.  The compound is also being developed as a medical countermeasure against the pulmonary sub-syndrome of acute radiation syndrome (“Pulmonary Acute Radiation Syndrome” or “Lung-ARS”) as well as the gastrointestinal sub-syndrome of acute radiation syndrome (“GI-ARS”), both caused by exposure to high levels of radiation due to a radiological or nuclear event.  It is also being developed for use as a countermeasure for exposure to chemical vesicants such as chlorine gas and sulfur mustard gas. AEOL 10150 has already performed well in animal efficacy and safety studies in each of these potential indications.  A significant portion of the funding for the medical countermeasure development programs to date has come from various government entities.  Although we expect this funding to continue, there is no guarantee that it will do so.

We were incorporated in the State of Delaware in 1994.  Our common stock trades on the OTC Bulletin Board under the symbol “AOLS.”  Our principal executive offices are located at 26361 Crown Valley Parkway, Suite 150 Mission Viejo, California 92691, and our phone number at that address is (949) 481-9825.  Our website address is www.aeoluspharma.com.  However, the information on, or that can be accessed through, our website is not part of this report.  We also make available free of charge through our website our most recent annual report on Form 10-K/A, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

We do not generate revenue from sales. Therefore, we must rely on public or private equity offerings, debt financings, collaboration arrangements or grants to finance our operations.  Our strategy is to use non-dilutive capital wherever possible to develop our exciting platform of broad-spectrum catalytic antioxidant compounds in important unmet indications of national strategic importance. We plan to continue to leverage that capital, like the investments made by U.S. government agencies, such as The National Institute of Allergy and Infectious Diseases (“NIAID”) and National Institutes of Health’s (“NIH”) Countermeasures Against Chemical Threats (“CounterACT”), in AEOL 10150 as a medical countermeasure, to concurrently develop these promising compounds for use in significant unmet medical indications, like oncology. We are currently doing this with AEOL 10150, where we are leveraging the potential substantial government investment in research and development of AEOL 10150 as a medical countermeasure to develop the compound in oncology indications, where it would be used in combination with radiation therapy.

Need for Additional Funds

With the financing announced in December 2010, we believe we have adequate financial resources to fund our operations into the second quarter of fiscal 2012.  In order to fund on-going operating cash requirements beyond the first half of fiscal year 2012, or to accelerate or expand our programs, however, we may need to raise significant additional funds. Our need for additional financing is discussed under “Liquidity and Capital Resources”.

Results of Operations

Three months ended December 31, 2010 versus three months ended December 31, 2009

We had net losses of approximately $7,620,000 (including a non-cash charge for increases in valuation of warrants of approximately $7,202,000) for the three months ended December 31, 2010, versus net losses of approximately $15,276,000 (including a non-cash charge for increases in valuation of warrants of approximately $13,860,000) for the three months ended December 31, 2009.

Revenue for the three months ended December 31, 2010 was approximately $337,000, which compares to zero revenue for the three months ended December 31, 2009.  The revenue is from two grants awarded to the Company, each for approximately $244,000, under the Qualifying Therapeutic Discovery Grant Program administered by the IRS and the U.S. Department of Health and Human Services.  The Company received payment in full for one grant in support of development of AEOL 10150 as a medical countermeasure for Lung-ARS in November and approximately $92,000 as a partial payment in support of our development of AEOL 11207 as a potential treatment for Parkinson’s Disease.

Research and development (“R&D”) expenses increased about $6,000, or 4%, to approximately $190,000 for the three months ended December 31, 2010 from approximately $184,000 for the three months ended December 31, 2009.  We currently have seven development programs in progress: the study of our drug candidates as a potential countermeasure against the effects of sulfur mustard gas on the lung and skin, as a protectant against the effects of radiation on the lungs and on the gastro-intestinal tract, as a countermeasure against the effects of chlorine gas, as a potential treatment for epilepsy and for the potential treatment for Parkinson’s disease.

In December 2009, Aeolus was informed by the U.S. Department of Health and Human Services (“HHS”) Biomedical Advanced Research and Development Authority (“BARDA”) that it had been chosen to submit a full proposal for funding of its Lung-ARS program from its current stage all the way through U.S. Food and Drug Administration (“FDA”) approval, based on a summary “white paper” submitted by the Company earlier in 2009.  Aeolus submitted a full proposal in February 2010.  The Company was notified in July 2010 that its proposal had been chosen by BARDA, and then entered into negotiations for a development contract with the agency.  The Company is awaiting a final decision from BARDA on the contract.  If the contract from BARDA is awarded, it is expected that it will fund all of the costs necessary to bring AEOL 10150 to FDA approval for that indication.

R&D expenses for our antioxidant program have totaled approximately $37,102,000 from inception through December 31, 2010.  Because of the uncertainty of our research and development and clinical studies, we are unable to predict the total level of spending on the program or the program completion date.  However, we expect R&D expenses during fiscal 2011 will be higher than fiscal 2010 if we are awarded the BARDA contract.  We anticipate that much of the increase in R&D spending should be reimbursed under that contract, if awarded.  If the contract is not awarded, R&D expenses are expected to be relatively in line with the level of expenditures in fiscal 2010.

General and administrative (“G&A”) expenses increased about $144,000, or 35%, to approximately $550,000 for the three months ended December 30, 2010 from approximately $406,000 for the three months ended December 31, 2009. Consulting Fees increased by $50,000 due to the engagement of consultants to provide financial and chemistry, manufacturing, and controls (“CMC”) support during the three months ended December 31, 2010. Legal fees increased by approximately $35,000 as a result of higher reliance on our outside legal counsel for review and compliance  related to financings and SEC filings during the current quarter, as well as contract reviews.

We incurred interest expense of approximately $15,000 for the three months ended December 31, 2010 compared to interest expense of approximately $826,000 for the three months ended December 31, 2009.  The decrease in interest expense is the result of the conversion of notes payable to equity in the three months ended December 31, 2009.

As previously disclosed, certain of our warrants to purchase common stock were deemed to be a liability upon adoption of a new accounting pronouncement on October 1, 2009. Subsequent changes to the fair market value resulted in an offsetting charge in the statements of operations of approximately $7,202,000 for the three months ended December 31, 2010, and approximately $13,860,000 for the three months ending December 31, 2009. The warrant liability and revaluations have not and will not have any impact on our working capital, liquidity or business operations.

Liquidity and Capital Resources

In October 2010, we were notified that we had been awarded the maximum amount, of about $244,000, under the Qualifying Therapeutic Discovery Grant Program (“QTDP”) administered by the IRS and the U.S. Department of Health and Human Services (“HHS”) in support of our development of AEOL 10150 as an medical countermeasure (“MCM”) for Lung-ARS.  In November 2010, we received approximately $244,000 from the IRS as full payment for the Lung-ARS award.

In October 2010, we were also notified that we had been awarded the maximum amount, of approximately $244,000, under the QTDP administered by the IRS and the HHS in support of our development of AEOL 11207 as a potential treatment for Parkinson’s disease.  In November 2010, we received about $92,000 from the IRS as an initial payment for the Parkinson’s program award.  We expect to receive the balance of about $152,000 after we file our 2010 fiscal year tax return and submit the request for payment to the IRS.

We do not have any revenue and therefore we rely on investors, grants, collaborations and licensing of our compounds to finance our operations. At December 31, 2010, we had approximately $2,867,000 of cash and cash equivalents, an increase of approximately $512,000 from September 30, 2010. The increase in cash was primarily due to the funding of expenses from operations, which was more than offset by the $1.0 million in net proceeds from the December 2010 financing and the two awards from the IRS.  We believe we have adequate financial resources to conduct operations into the second quarter of fiscal year 2012, but in order to fund on-going operating cash requirements beyond that point, or to further accelerate or expand our programs, we need to raise significant additional funds.

We incurred significant losses from operations of approximately $7,620,000 (including a non-cash charge for increases in valuation of warrants of approximately $7,202,000) and cash outflows from operations of approximately $517,000 for the three months ended December 31, 2010. Our ongoing future cash requirements will depend on numerous factors, particularly the progress of our catalytic antioxidant program, clinical trials and ability to negotiate and complete collaborative agreements or out-licensing arrangements. In order to help fund our on-going operating cash requirements, we intend to seek new collaborations for our antioxidant research program that include initial cash payments and on-going research support. In addition, we might sell additional shares of our stock and/or debt and explore other strategic and financial alternatives, including a merger or joint venture with another company, the sale of stock and/or debt, the establishment of new collaborations for current research programs, that include initial cash payments and ongoing research support and the out-licensing of our compounds for development by a third party.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk is presently limited to the interest rate sensitivity of our cash and cash equivalents, which is affected by changes in the general level of U.S. interest rates. However, we believe that we are not subject to any material market risk exposure and do not expect that changes in interest rates would have a material effect upon our financial position. A hypothetical 10% change in interest rates would not have a material effect on our Statement of Operations or Cash Flows for the three months ending December 31, 2010. We do not have any foreign currency or other derivative financial instruments. Our debt bears interest at a fixed rate.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on his evaluation as of the end of the period covered by this report, our Chief Executive Officer who also serves as our principal financial and accounting officer has concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

Our management concluded that our disclosure controls and procedures were not effective as a result of a material weakness in our internal control over financial reporting as of December 31, 2010. In making the assessment of our internal control over financial reporting as of December 31, 2010, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in an Internal Control Integrated Framework.  Our management has determined that material weaknesses existed as of December 31, 2010 as a result of the lack of segregation of duties and weaknesses in financial reporting and close processes, based on the criteria set forth by COSO.

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

Changes in Internal Control over Financial Reporting

    Except as noted above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings.

None.

ITEM 1A.  Risk Factors.

None.

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.   Defaults Upon Senior Securities.

None.

ITEM 4.   Removed and Reserved.

N/A.

ITEM 5.   Other Information.

None.

ITEM 6.   Exhibits

Exhibit #		Description

10.1	*	Consulting Agreement, dated December 1, 2010, by and among Aeolus Pharmaceuticals, Inc., Aeolus Sciences, Inc. and Brian J. Day.

31.1		Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2		Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).
32.1		Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEOLUS PHARMACEUTICALS, INC.

Date: February 10, 2011	By:	/s/ John L. McManus
John L. McManus President and Chief Executive Officer (Principal Executive Officer) Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)