Form 10-Q
period 2011-03-31
AEOLUS PHARMACEUTICALS, INC.
filed 2011-05-16
CIK 1261734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from _____ to _____.

Commission File Number
0-50481

AEOLUS PHARMACEUTICALS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	56-1953785
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

26361 Crown Valley Parkway, Suite 150 Mission Viejo, California (Address of Principal Executive Offices)	92691 (Zip Code)
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

Large accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, par value $.01 per share	Outstanding as of May 10, 2011 60,470,718 shares

AEOLUS PHARMACEUTICALS, INC.
FORM 10-Q
For the Quarter Ended March 31, 2011
Table of Contents

AEOLUS PHARMACEUTICALS, INC.

PART I.   FINANCIAL INFORMATION

Item 1.	Financial Statements

 Statement Regarding Financial Information

The condensed consolidated financial statements of Aeolus Pharmaceuticals, Inc. and its wholly-owned subsidiary, Aeolus Sciences, Inc. (collectively the “Company”), included herein have been prepared by management, without audit (except for the Consolidated Balance Sheet as of September 30, 2010), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The Company recommends that you read the condensed consolidated financial statements included herein in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended September 30, 2010, filed with the SEC on December 30, 2010.

AEOLUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and per share data)

	March 31, 2011	September 30, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,686	$2,355
Accounts receivable	785	-
Prepaids and other current assets	85	46
Total current assets	2,556	2,401
Investment in CPEC LLC	32	32
Total assets	$2,588	$2,433

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$821	$957
Short-term debt	-	663
Total current liabilities	821	1,620
Warrant liability	29,755	27,549
Total liabilities	30,576	29,169

Commitments and Contingencies (Notes E and H)

Stockholders’ equity (deficit):
Preferred stock, $.01 par value per share, 10,000,000 shares authorized:
Series B nonredeemable convertible preferred stock, 1,600,000 and 600,000 shares authorized as of March 31, 2011 and September 30, 2010, respectively; 526,080 and 475,087 shares issued and outstanding as of March 31, 2011 and September 30, 2010, respectively	5	5
Common stock, $.01 par value per share, 200,000,000 shares authorized; 60,445,717 and 56,817,177 shares issued and outstanding at March 31, 2011 and September 30, 2010, respectively	604	568
Additional paid-in capital	157,957	155,402
Accumulated deficit	(186,554)	(182,711)
Total stockholders’ equity (deficit)	(27,988)	(26,736)
Total liabilities and stockholders’ equity (deficit)	$2,588	2,433

The accompanying notes are integral part of these unaudited condensed consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Revenue
Miscellaneous Income (Note B)	$785	$—	$1,122	$—
Costs and expenses:
Research and development	907	427	1,097	610
General and administrative	840	455	1,390	862
Total costs and expenses	1,747	882	2,487	1,472
Loss from operations	(962)	(882)	(1,365)	(1,472)
Non-cash financing charges and change in fair value of warrants (Notes D, E and F)	4,746	7,817	(2,456)	(6,043)
Interest expense, net	(6)	(17)	(21)	(843)
Net income (loss)	$3,778	$6,918	$(3,842)	$(8,358)
Net income (loss) per weighted share attributable to common stockholders:
Basic	$0.06	$0.14	$(0.07)	$(0.18)
Diluted	$0.03	$0.07	$(0.07)	$(0.18)
Weighted average common shares outstanding:
Basic	59,953	48,224	58,473	47,366
Diluted	121,640	94,365	58,473	47,366

The accompanying notes are integral part of these unaudited condensed consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(3,842)	$(8,358)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash compensation	421	321
Change in fair value of warrants	1,922	(170)
Noncash consulting expense	-	14
Noncash interest and warrant costs	534	7,003
Change in assets and liabilities:
Accounts receivable	(785)	-
Prepaid and other assets	(39)	62
Accounts payable and accrued expenses	(136)	141
Net cash used in operating activities	(1,925)	(987)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	1,000	1,650
Costs related to the issuance of common stock and warrants	(13)	(54)
Proceeds from exercise of warrants	269	17
Net cash provided by financing activities	1,256	1,613
Net (decrease) increase in cash and cash equivalents	(669)	626
Cash and cash equivalents at beginning of period	2,355	646
Cash and cash equivalents at end of period	$1,686	$1,272
Supplemental disclosure of cash flow information:
Cash payments of interest	$-	$-
Supplemental disclosure of non-cash investing and financing activities:
Preferred stock and warrants issued for payment of note payable	$453	$-
Preferred stock and warrants issued for payment of interest on note payable	$210	$-
Common stock issued for payment of accounts payable	$-	$413
Common stock issued upon conversion of Senior Convertible Notes	$-	$1,000,000
Common stock issued for payment of interest on Senior Convertible Notes	$-	$13

AEOLUS PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements
(unaudited)

A.	Organization, Business and Basis of Presentation

Aeolus Pharmaceuticals, Inc. is a biopharmaceutical company that is developing a platform of a new class of broad-spectrum catalytic antioxidant compounds based on technology discovered at Duke University and National Jewish Health. These compounds, known as metalloporphyrins, scavenge reactive oxygen species (“ROS”) at the cellular level, mimicking the effect of the body’s own natural antioxidant enzyme superoxide dismutase (“SOD”). While the benefits of antioxidants in reducing oxidative stress are well-known, research with the Company’s compounds indicates that metalloporphyrins can be used to affect signaling via ROS at the cellular level. In addition, there is evidence that high-levels of ROS can affect gene expression and this may be modulated through the use of metalloporphyrins. The Company believes this could have a profound beneficial impact on people who have been exposed, or are about to be exposed, to high-doses of radiation, whether from cancer therapy or a nuclear event.

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

The Company expects to file an investigational new drug application with the oncology division of the U.S. Food and Drug Administration (“FDA”) and to begin a Phase I/II study in non-small cell lung cancer (“NSCLC”) patients during the second half of 2011. Radiotherapy is a key therapy in NSCLC, and the treatment of choice for patients with unresectable Stage I-II disease, and is recommended, in combination with chemotherapy, for patients with unresectable stage IIIB disease. (Pipeline Insight: Cancer Overview – Lung, Brain, Head and Neck, Thyroid; Datamonitor 2008, 37.)

AEOL 10150 is also currently being developed as a medical countermeasure (“MCM”) for GI-ARS and pulmonary sub-syndrome of acute radiation syndrome (“Lung-ARS”), both of which are caused by exposure to high levels of radiation due to a radiological or nuclear event. To date, the GI-ARS development program has been funded by the National Institutes of Health (“NIH”) – National Institute of Allergy and Infectious Diseases (“NIAID”) through programs at the University of Maryland and Epistem, Ltd.  Until February 2011, the Lung-ARS program was principally funded by Aeolus and the work was performed at Duke University and the University of Maryland.  Since February 11, 2011, the Lung-ARS program has been funded by the U.S. Department of Health and Human Services (“HHS”) Biomedical Advanced Research and Development Authority (“BARDA”).

In December 2009, Aeolus was informed by BARDA that it had been chosen to submit a full proposal for funding of its Lung-ARS program from its current stage all the way through  FDA approval, based on a summary “white paper” submitted by the Company earlier in 2009. Aeolus submitted a full proposal in February 2010. The Company was notified in July 2010 that its proposal had been chosen by BARDA, and then entered into negotiations for a development contract with the agency.

On February 11, 2011, Aeolus signed an agreement with BARDA for the development of AEOL 10150 as a medical countermeasure against the pulmonary sub-syndrome of acute radiation syndrome (the “BARDA Contract”), pursuant to which Aeolus will receive approximately $10.5 million from BARDA in the base period of performance and up to an additional $107.5 million in options exercisable over four years following the base period of performance, if the options are exercised by BARDA for a contract value of approximately $118.0 million. The base period of performance under the agreement is from February 11, 2011 to February 10, 2012 and if all fifteen options are exercised, the period of performance would continue through February 10, 2016.  Pursuant to the BARDA Contract, during the base period, Aeolus will, among other things, conduct radiation survival curve studies, dosing studies, bulk drug manufacturing, final drug product manufacturing, validation testing and compliance studies, as well as file an investigational new drug application, an orphan drug status application and a fast track designation application with the FDA. If BARDA opts to exercise the extension options, additional activities will include bulk drug and final drug product manufacturing, stability studies, animal pivotal efficacy studies, human clinical safety studies and Phase I, Phase II and pre-new drug application meetings and applications with the FDA.  The Company recognized approximately $785,000 in revenue during the quarter related to the BARDA Contract.

Following the commencement of the BARDA Contract, Aeolus entered into a series of agreements with various parties in furtherance of Aeolus’ efforts under the BARDA Contract, each of which are described in this paragraph. On February 18, 2011, Aeolus entered into a Research and Manufacturing Agreement with Johnson Matthey Pharmaceutical Materials, Inc. (d/b/a Johnson Matthey Pharma Services) (“JMPS”), pursuant to which Aeolus engaged JMPS to, among other things, assess and develop a reliable separations or manufacturing process for certain chemical compounds as required by Aeolus and to perform such additional work as may be required or agreed upon by the parties and to manufacture compounds for Aeolus.  Each project performed by JMPS under the agreement will have a detailed project description and separate fee agreement based on the nature and duration of the project and the specific services to be performed by JMPS. The term of the agreement with JMPS will continue until February 16, 2016 or the date on which all projects under the agreement have been completed or terminated. On February 23, 2011, Aeolus and Booz Allen Hamilton Inc. (“Booz Allen”) entered into a General Management Consulting Assignment, pursuant to which Aeolus engaged Booz Allen to, among other things, provide Aeolus with evaluation, operational and transitional support during the establishment and enhancement of Aeolus’ quality assurance, document management, earned value management and program management systems.  The Company has agreed to pay Booz Allen on a time-and-material basis. On March 16, 2011, Aeolus and the Office of Research and Development of the University of Maryland, Baltimore (“UMB”) entered into a Subaward Agreement, pursuant to which Aeolus engaged UMB to, among other things, develop a whole thorax lung irradiation model for use in studies supporting the licensure of AEOL 10150. The Subaward Agreement is a fixed fee agreement inclusive of all direct and indirect costs. The term of the Subaward Agreement will continue through February 10, 2012.

NIAID’s Radiation/Nuclear Medical Countermeasures development program is currently testing AEOL 10150 as a countermeasure for GI-ARS caused by exposure to high levels of radiation due to a radiological or nuclear event. Similarly, the NIH’s CounterACT program has tested, and continues to test, AEOL 10150 as a medical countermeasure for exposure to chemical vesicants such as chlorine gas and mustard gas. In September 2010, BARDA invited Aeolus to submit a full proposal in response to its “White Paper” for the development of AEOL 10150 as an MCM to chlorine gas exposure. The proposal seeks funding to take the compound from its current state to FDA approval over a three year period. Aeolus submitted its full proposal to BARDA in December 2010, and expects a response from BARDA later this year.

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

 Aeolus has an active Investigational New Drug Application (“IND”) on file with the FDA for AEOL 10150 as a potential treatment for amyotrophic lateral sclerosis (“ALS”). In the second half of 2011, the Company plans to file an IND for cancer with the oncology division of the FDA as well as with the Hematology and Imaging Division for Lung-ARS. Extensive toxicology and pharmacology packages are already in place. Aeolus has already completed two Phase 1 safety studies in 50 humans demonstrating the drug to be safe and well tolerated. Chemistry, Manufacturing, and Controls (“CMC”) work has been completed, and pilot lots have been prepared for scaling-up.

Aeolus has two programs underway for the development of its second drug candidate, AEOL 11207, for the treatment of epilepsy and Parkinson’s disease.  These programs are being funded, in part, by private foundations, including the Michael J. Fox Foundation and Citizens United for Research in Epilepsy (CURE), and government grants.

The “Company” or “Aeolus” refers collectively to Aeolus Pharmaceuticals, Inc., a Delaware corporation (“Aeolus”), and its wholly owned subsidiary, Aeolus Sciences, Inc., a Delaware corporation. As of March 31, 2011, Aeolus also owned a 35.0% interest in CPEC LLC, a Delaware limited liability company (“CPEC”). Aeolus’ primary operations are located in Mission Viejo, California.

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

The Company had cash and cash equivalents of approximately $1,686,000 on March 31, 2011, and approximately $2,867,000 on December 31, 2010.  The decrease in cash was primarily due to cash used in operations.  In October 2010, we were notified that we had been awarded the maximum amount, of about $244,000, under the Qualifying Therapeutic Discovery Program (the “QTDP”), which is administered by the IRS and the U.S. Department of Health and Human Services (“HHS”), in support of our development of AEOL 10150 as a medical countermeasure (“MCM”) for Lung-ARS.  In November 2010, we received approximately $244,000 from the IRS as full payment for the Lung-ARS award. In October 2010, we were also notified that we had been awarded the maximum amount, of approximately $244,000, under the QTDP in support of our development of AEOL 11207 as a potential treatment for Parkinson’s Disease.  In November 2010, we received approximately $92,000 from the IRS as an initial payment for the Parkinson’s program award.  We expect to receive the balance of about $152,000 after we file our 2010 fiscal year tax return and submit the request for payment to the IRS.

The Company had net income of approximately $3,778,000 (including a non-cash adjustment for decreases in valuation of warrants of approximately $4,746,000) and a net loss of approximately $7,620,000 (including a non-cash charge for increases in valuation of warrants of approximately $7,202,000) for the three months ended March 31, 2011 and for the three months ended December 31, 2010, respectively. For the same periods, the Company had cash outflows from operations of approximately $1,408,000 and approximately $517,000. The Company expects to incur additional losses and negative cash flow from operations during the remainder of fiscal year 2011 and for several more years.

On February 11, 2011, Aeolus was awarded a contract by BARDA to fund the development of AEOL 10150 as an MCM for Lung-ARS from its current status to FDA approval in response to Special Instructions Amendment 4 to a Broad Agency Announcement (BAA-BARDA-09-34) for advanced research and development of medical countermeasures for chemical, biological, radiological and nuclear threats.  The contract value could be up to $118.4 million depending on options exercised by BARDA and the requirements for approval by the FDA.  Under the BARDA Contract, substantially all of the costs of the development of AEOL 10150 as a medical countermeasure for pulmonary injuries resulting from an acute exposure to radiation from a radiological/nuclear accident or attack, particularly injuries associated with ARS or Delayed Effects of Acute Radiation Exposure (“DEARE”) would be paid for by the U.S. government through BARDA funding.  The Company recognized approximately $785,000 in revenue during the quarter related to the BARDA Contract.

Since the terms of the BARDA Contract include provisions to cover some general corporate overhead as well as a small provision for profit, the result on the Company’s liquidity is that its projected cash burn has been reduced.  The Company believes it has adequate financial resources to conduct operations through the second quarter of fiscal year 2012, but in order to fund on-going operating cash requirements beyond that point, or to further accelerate or expand our programs, the Company may need to raise significant additional funds in order to pursue its oncology program.

C.	Net Income (Loss) Per Common Share

The Company computes basic net income (loss) per weighted average share attributable to common stockholders using the weighted average number of shares of common stock outstanding during the period. The Company computes diluted net income (loss) per weighted average share attributable to common stockholders using the weighted average number of shares of common and dilutive potential common shares outstanding during the period. Potential common shares outstanding consist of stock options, convertible debt, warrants and convertible preferred stock using the treasury stock method and are excluded if their effect is anti-dilutive. Fully-diluted weighted average common shares included incremental shares of approximately 61,687,000 for the three months ended March 31, 2011 issuable upon the exercise or conversion of stock options to purchase common stock, convertible preferred stock and warrants to purchase common stock, and excluded approximately 15,689,000 shares issuable upon the exercise of options and warrants.  For the six months ended March 31, 2011, fully-diluted weighted average common shares excluded incremental shares of approximately 77,376,000 due to their anti-dilutive effect as a result of the Company’s net loss of the six months ended March 31, 2011.

D.	Warrant Liability

On October 1, 2009, the Company adopted new accounting guidance originally referred to as Emerging Issues Task Force 07-5, recently codified by FASB as Accounting Standards Codification (“ASC”) Topic 815. The guidance revised previously existing guidance for determining whether an Instrument (or Embedded Feature) is indexed to an entity’s own stock. Equity-linked instruments (or embedded features) that otherwise meet the definition of a derivative are not accounted for as derivatives if certain criteria are met, one of which is that the instrument (or embedded feature) must be indexed to the entity’s own stock. The Company first applied the new guidance to outstanding instruments as of October 1, 2009.

Increases or decreases in fair value of the warrants are included as a component of other income (expenses) in the accompanying statement of operations for the respective period. As of March 31, 2011, the aggregate liability for warrants decreased to approximately $29,755,000, resulting in a gain to the statements of operations for the three months ended March 31, 2011 of approximately $4,746,000. The warrant liability and revaluations have not and will not have any impact on the Company’s working capital, liquidity or business operations.

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

On December 24, 2009, the Company entered into an amendment (the “Amendment”) to the October 2009 Purchase Agreement, pursuant to which the Company lowered the conversion price of the Notes from $0.35 per share to $0.28 per share and as a result, issued an additional 714,286 shares of common stock to the former holders of the Notes. The Amendment was executed to resolve a misunderstanding regarding one of the financing terms in the October 6, 2009 financing between the Company and the investors in the financing. The Company did not receive any proceeds from the issuance. As a result of the Amendment and the issuance of the additional shares, the Company recorded a charge of $343,000 in the Statement of Operations as interest expense for the value of the shares issued on the date of issuance.

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

During the term of the note payable, Elan has the option to convert the note into shares of Series B Stock at a rate of $9.00 per share. Upon the maturity of the note payable, Aeolus has the option to repay the note either in cash or in shares of Series B Stock and warrants having a then fair market value equal to the amount due under the note; provided that the fair market value used for calculating the number of shares to be issued will not be less than $13.00 per share. As of December 31, 2010, the outstanding balance, including interest, on the note payable to Elan was approximately $657,000.

On February 7, 2011, the due date of the loan, Aeolus elected to exercise its right to repay the note, with a maturity value of approximately $663,000, with 50,993 shares of Series B Stock and a warrant to purchase an aggregate of 896,037 shares of Series B Stock at an exercise price of $0.01 per share. The warrant has a term of five years, a cashless exercise provision and customary anti-dilution adjustments in the event of stock splits, stock combination, reorganizations and similar events. In connection with the issuance, Aeolus amended its certificate of incorporation on February 7, 2011 to increase the authorized number of shares of Series B Stock from 600,000 to 1,600,000. The fair value of the warrants issued on February 7, 2011 was estimated to be $452,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 93.3%, risk free interest rate of 2.39% and an expected life of five years.

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

Of the 10,00,000 shares of total authorized shares of Preferred Stock, 1,600,000 shares of Preferred Stock have been designated as Series B Stock. The Series B Stock is non-voting stock. Each share of Series B Stock is convertible at any time by the holder thereof into one share of the Company’s common stock, provided that no conversion may be effected that would result in the holders of Series B Stock owning more than 9.9% of the Company’s common stock on a fully converted to common stock basis. If the Company pays a cash dividend on its common stock, it must also pay the same dividend on an as converted basis on the Series B Stock. Upon a liquidation, dissolution, bankruptcy or winding up of the Company or the sale of all or substantially all of the Company’s assets, the holders of Series B Stock will be entitled to receive, pari passu with the holders of common stock, the assets of the Company in proportion to the number of shares of common stock held (assuming conversion of the Series B Stock into shares of common stock).

As of March 31, 2011, 526,080 shares of Series B Stock were outstanding, all of which were held by Elan. Each share of Series B Stock is convertible into one share of common stock.

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

On December 24, 2009, the Company entered into an amendment (the “Amendment”) to the October 2009 Purchase Agreement pursuant to which the Company agreed to lower the conversion price of the Notes from $0.35 per share to $0.28 per share and as a result, issued to the investors in the Company’s October 2009 Financing an additional 714,286 shares of the Company’s common stock upon conversion of the Notes for no additional consideration (the “Issuance”). The Amendment was executed to resolve a misunderstanding between the Company and the October 2009 Investors. Specifically, the Company initially understood that the October 2009 Investors had agreed to convert their Notes at a conversion price of $0.35 per share. However, the October 2009 Investors informed the Company that their agreement to convert their Notes into common stock and to exchange their remaining option to purchase an additional $4,000,000 in Notes was conditioned upon setting a conversion price for the Notes at $0.28 per share. The Amendment included a $0.35 per share conversion price and was amended to reflect the conditions required by the October 2009 Investors to effect the foregoing transactions. The Company did not receive any proceeds from the Issuance. The fair value of the common stock on the date of issuance was $343,000 and was charged to the Statement of Operations as interest expense.

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

The fair value of the October 2009 Put Option warrants exercised on July 30, 2010 was estimated to be $3,911,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 92.0%, risk free interest rate of 2.30% and an expected life of seven years. The proceeds from the October 2009 Put Option exercise were allocated based upon the relative fair values of the October 2009 Put Option warrants and the October 2009 Put Option shares. Due to the anti-dilution provisions of the October 2009 Put Option warrants, these warrants were deemed to be a liability under current accounting guidance and as a result the warrant liability was increased by $3,911,000 of which $2,882,000 was recorded as a charge to the Statement of Operations and $1,029,000 of proceeds from the October 2009 Put Option exercise was allocated to the value of the October 2009 Put Option warrants.

August 2010 Financing

On August 12, 2010, the Company announced an additional financing with certain existing investors (the “August 2010 Investors”). Under the terms of the agreement, the Company received $1.0 million in gross proceeds in exchange for the issuance of 2.5 million shares of common stock and warrants to purchase up to 1,875,000 shares at an exercise price of $0.50 per share. The Company also granted to the August 2010 Investors the option to acquire, collectively, up to an additional 2,500,000 units, comprised of an aggregate of 2,500,000 shares of common stock and warrants to purchase up to an aggregate of 1,875,000 additional shares of common stock at an exercise price of $0.50 (the “August 2010 Call Option”). In addition, the August 2010 Investors granted to the Company the option to require these August 2010 Investors, severally and not jointly, to acquire up to 2,500,000 additional units, less any additional units acquired under the August 2010 Call Option, at the per additional unit purchase price of $0.40 (the “August 2010 Put Option”).

Net cash proceeds from the August 2010 Financing, after deducting for expenses, were approximately $900,000.

The fair value of the August 2010 Financing warrants was estimated to be $542,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 91.83%, risk free interest rate of 2.08% and an expected life of seven years. The proceeds from the August 2010 Financing were allocated based upon the relative fair values of the August 2010 Financing warrants and the August 2010 Shares. Due to the anti-dilution provisions of the August 2010 Financing warrants, these warrants were deemed to be a liability under current accounting guidance and, as a result, the warrant liability was increased by $542,000 of which $179,000 was recorded as a charge to the Statement of Operations and $363,000 of proceeds from the August 2010 Financing was allocated to the value of the August 2010 Warrants.

On December 28, 2010, the investors exercised their Call Option and the Company received $1.0 million in proceeds in exchange for 2,500,000 common shares and 1,875,000 warrants, with an initial exercise price of $0.50 per share, subject to adjustment as provided in the warrants (the “Additional Warrants”). The Additional Warrants are exercisable for a seven-year period from their date of issuance; contain a “cashless exercise” feature that allows the holder to exercise the Additional Warrants without a cash payment to the Company under certain circumstances; contain a dividend participation right which allows the holder to receive any cash dividends paid on the Common Stock without exercising the Additional Warrant; contain a provision that provides for the reduction of the exercise price to $0.01 in the event of any such payment of cash dividends by the Company or upon a change of control; and contain anti-dilution provisions in the event of a stock dividend or split, dividend payment or other issuance, reorganization, recapitalization or similar event.

The net proceeds to the Company from the December 2010 financing, after deducting for expenses, were approximately $990,000.

The fair value of the August 2010 Call Option warrants was estimated to be $912,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 90.51%, risk free interest rate of 2.89% and an expected life of seven years. The proceeds from the August 2010 Call Option exercise were allocated based upon the relative fair values of the August 2010 Call Option warrants and the August 2010 Put Option shares. Due to the anti-dilution provisions of the August 2010 Call Option warrants, these warrants were deemed to be a liability under current accounting guidance and as a result the warrant liability was increased by $912,000 of which $534,000 was recorded as a charge to the Statement of Operations and $378,000 of proceeds from the August 2010 Call Option exercise was allocated to the value of the October 2009 Warrants.

Dividends

The Company has never paid a cash dividend on its common stock and does not anticipate paying cash dividends on its common stock in the foreseeable future. If the Company pays a cash dividend on its common stock, it also must pay the same dividend on an as converted basis on its outstanding Series B Stock. In addition, under the terms of the warrants to purchase up to 61,822,749 shares of the Company’s common stock issued to Xmark Opportunity Partners, LLC or its affiliates (“Xmark”) in four transactions (on each of October 6, 2009, July 30, 2010, August 11, 2010 and December 31, 2010), if the Company were to pay a dividend on its common stock, the exercise price of these warrants would be reset from $0.28 per share or $0.50 per share, as applicable, to $0.01 per share and the warrant holders would also be entitled receive any such dividend paid.

Warrants

As of March 31, 2011, warrants to purchase an aggregate of 67,465,000 shares of common stock were outstanding. Details of the warrants for common stock outstanding at March 31, 2011 were as follows:

Number of Shares	Exercise Price	Expiration Date
50,000	$0.35	May 2011
50,000	$1.00	May 2011
50,000	$1.50	May 2011
50,000	$2.00	May 2011
50,000	$2.50	May 2011
7,000,000	$0.75	June 2011
965,001	$0.28	May 2012
20,000	$0.39	September 2014
15,000	$0.50	September 2014
15,000	$0.60	September 2014
50,000	$0.38	April 2015
43,614,285	$0.28	October 2016
11,785,714	$0.28	July 2017
1,875,000	$0.50	August 2017
1,875,000	$0.50	December 2017
67,465,000	$0.35

As of March 31, 2011, warrants to purchase an aggregate of 896,037 shares of preferred stock were outstanding. Details of the warrants for preferred stock outstanding at March 31, 2011 were as follows:

Number of Shares	Exercise Price	Expiration Date
896,037	$0.01	February 2016
896,037	$0.01

Below is a summary of warrant activity (common and preferred) for the six months ended March 31, 2011:

		Weighted Average
	Number of Shares	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at 9/30/2010	66,901,667	$0.34	5.45	$16,278,267
Granted	2,771,037	$0.56	8.17	$187,500
Exercised	(1,311,667)	$0.28	0.84	$573,350
Expired or Canceled	-	$-	-	$-
Forfeited	-	$-	-	$-
Vested	-	$-	-	$-
Outstanding at 3/31/2011	68,361,037	$0.35	5.16	$18,433,500

G.	Stock-Based Compensation

Below is a summary of stock option activity for the six months ended March 31, 2011:

		Weighted Average
	Number of Shares	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at 9/30/2010	7,921,904	$1.12	7.00	$874,345
Granted	633,750	$0.62	9.81	$2,025
Exercised	-	$-	-	$-
Expired or Canceled	(67,083)	$29.66	-	$-
Forfeited	-	$-	-	$-
Vested (RSAs)	-	$-	-	$-
Outstanding at 3/31/2011	8,488,571	$0.85	6.80	$1,063,900

For the six months ended March 31, 2011, all stock options were issued with an exercise price at or above the fair market value of the Company’s common stock on the date of grant.

Below is a summary of stock option activity for the six months ended March 31, 2010:

		Weighted Average
	Number of Shares	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at 9/30/2009	6,175,015	$1.58	6.96	$137,913
Granted	121,250	$0.33	9.63	$-
Exercised	-	$-	-	$-
Expired or Canceled	-	$-	-	$-
Forfeited	(45,000)	$0.39	-	$-
Vested (RSAs)	-	$-	-	$-
Outstanding at 3/31/2010	6,251,265	$1.57	6.51	$113

For the six months ended March 31, 2011, all stock options were issued with an exercise price at or above the fair market value of the Company’s common stock on the date of grant.

 The details of stock options for the six months ended March 31, 2011 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2011	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable at March 31, 2011	Weighted Average Exercise Price
$0.29-0.32	1,526,250	$0.30	7.97	1,526,250	$0.30
$0.33-0.45	2,928,500	$0.40	8.94	2,246,941	$0.39
$0.55-0.73	1,059,111	$0.59	7.93	584,322	$0.59
$0.75-0.89	746,585	$0.80	5.45	680,024	$0.81
$0.90-1.45	516,500	$0.94	5.28	516,500	$0.94
$1.50	1,256,019	$1.50	2.33	1,256,019	$1.50
$1.52-1.85	211,250	$1.84	3.48	211,250	$1.84
$2.10-5.10	171,518	$4.17	2.74	171,518	$4.17
$11.50-19.00	72,838	$12.79	0.82	72,838	$0.82
$0.29-19.00	8,488,571	$0.85	6.80	7,265,662	$0.92

Stock-based compensation expense recognized in the statement of operations is as follows (in thousands):

	For the three months ended March 31,		For the six months ended March 31,
	2011	2010	2011	2010
Research and Development Expenses	$23	$10	$43	$33
General and Administrative Expenses	211	121	378	288
	$234	$131	$421	$321

The total deferred compensation expense for outstanding and unvested stock options for the six months ended March 31, 2011 was approximately $572,000. The weighted average remaining recognition period for the total deferred compensation expense is approximately seven months. The fair value of the options associated with the above compensation expense was determined at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the six months ended March 31,
	2011		2010
Dividend yield	0%		0%
Expected volatility	91%		96%
Risk-free interest rate	3.50%		3.36%
Expected term	10	years	10	years

H.	Commitments

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

 On April 12, 2011, Aeolus and Duke University (“Duke”) entered into a Sponsored Research Agreement (Non-Clinical), pursuant to which Aeolus engaged Duke to perform a program of scientific research entitled “Murine Studies for the Development of AEOL 10150 as a Medical Countermeasure Against ARS and DEARE,” which will include, among other things, studies and models of optimum dosing of AEOL 10150 in mice. The Company entered into the Sponsored Research Agreement in furtherance of the Company’s efforts under the BARDA Contract. The Sponsored Research Agreement is a cost plus fee agreement inclusive of all direct and indirect costs. The term of the Sponsored Research Agreement will continue through February 10, 2012, provided that it will be renewable for additional periods upon the mutual written consent of the parties.

We have evaluated subsequent events through the issuance of these condensed consolidated financial statements and determined that no other material subsequent events have occurred.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Unless otherwise noted, the terms “we,” “our” or “us” refer collectively to Aeolus Pharmaceuticals, Inc. and our wholly owned subsidiary, Aeolus Sciences, Inc.

This report contains, in addition to historical information, statements by us with respect to expectations about our business and future results which are “forward-looking” statements under the Private Securities Litigation Reform Act of 1995. These statements and other statements made elsewhere by us or by our representatives, which are identified or qualified by words such as “likely,” “will,” “suggests,” “expects,” “might,” “believe,” “could,” “should,” “may,” “estimates,” “potential,” “predict,” “continue,” “would,” “anticipates,” “plans,” or similar expressions, are based on a number of assumptions that are subject to risks and uncertainties. Such statements include, but are not limited to, those relating to our product candidates and funding options, as well as our proprietary technologies and uncertainties and other factors that may cause our actual results to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Important factors that could cause results to differ include risks associated with uncertainties of progress and timing of clinical trials, scientific testing, obtaining regulatory approval, the need to obtain (and obtaining) funding for pre-clinical and clinical trials and operations, the scope and validity of intellectual property protection for our product candidates, proprietary technologies and their uses, new accounting and Securities and Exchange Commission (“SEC”) requirements and competition from other biopharmaceutical companies. Certain of these factors and others are more fully described in our filings with the SEC, including, but not limited to, our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2010, filed with the SEC on December 30, 2010. All forward-looking statements are based on information available as of the date hereof, and we do not assume any obligation to update such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Operations Summary

Aeolus Pharmaceuticals, Inc. (“we,” “us” or the “Company”), a Southern California-based biopharmaceutical company, is developing a new class of broad spectrum catalytic antioxidant compounds based on technology discovered at Duke University and National Jewish Health.

BARDA Contract

On February 11, 2011, we entered into a cost plus, fixed fee development agreement with the Office of the Biomedical Advanced Research and Development Authority (“BARDA”), part of the National Institutes of Health, for the advanced development of AEOL 10150 as a medical countermeasure against the pulmonary sub-syndrome of acute radiation syndrome (the “BARDA Contract”).

Pursuant to the BARDA Contract, we will receive approximately $10.5 million in the first year base period of performance and up to an additional approximately $107.5 million in four option years, if the options are exercised by BARDA, for a total contract value of approximately $118.0 million. The first year base period of performance is from February 11, 2011 to February 10, 2012. Each additional one year option period, if exercised by BARDA following our completion of specific tasks set forth in the BARDA Contract, would extend the period of performance by an additional year. If all fifteen options are exercised, the period of performance would continue through February 10, 2016.

Activities to be conducted during the first year base period of performance include radiation survival curve studies, dosing studies, bulk drug manufacturing, final drug product manufacturing , validation testing, compliance studies and the filing of an investigational new drug (IND) application, an orphan drug status application and a fast track designation application with the U.S. Food and Drug Administration (the “FDA”).  In the event BARDA exercises one or more of the options to extend the term of the BARDA Contract, optional activities to be conducted would include, among other things, bulk drug and final drug product manufacturing, stability studies, animal pivotal efficacy studies, human clinical safety studies and Phase I, Phase II and pre-new drug application (NDA) meetings and applications with the FDA.

Duke Licenses

Pursuant to our license agreements with Duke University (“Duke”), we have obtained exclusive worldwide rights from Duke to products using antioxidant technology and compounds developed by Dr. Irwin Fridovich and other scientists at Duke. We are obligated under the licenses to pay Duke royalties ranging in the low single digits of net product sales during the term of the Duke licenses, and we must make payments upon the occurrence of certain development milestones in an aggregate amount of up to $2,000,000. In addition, we are obligated under the Duke licenses to pay patent filing, prosecution, maintenance and defense costs. The Duke licenses are terminable by Duke in the event of breach by us and otherwise expire when the last licensed patent expires.

National Jewish Medical and Research Center

We have obtained an exclusive worldwide license from the National Jewish Medical and Research Center (the “NJMRC”) to develop, make, use and sell products using proprietary information and technology developed under a previous Sponsored Research Agreement within the field of antioxidant compounds and related discoveries. We must make milestone payments to the NJMRC in an aggregate amount of up to $250,000 upon the occurrence of certain development milestones. Our royalty payment obligations to the NJMRC under this license agreement are in the low single digits of net product sales. We are also obligated to pay patent filing, prosecution, maintenance and defense costs. This NJMRC license agreement is terminable by the NJMRC in the event of breach and otherwise expires when the last licensed patent expires.

In 2009, we obtained an additional exclusive worldwide license from National Jewish Health (“NJH”) to develop, make, use and sell products using proprietary information and technology developed at NJH related to certain compounds as an MCM against mustard gas exposure. Under this license agreement, we must make milestone payments to NJH in an aggregate amount of up to $500,000 upon the occurrence of certain development milestones. In addition, we must make royalty payments to NJH under this license agreement ranging in the low-single digits as a percentage of all sublicensing fees, milestone payments and sublicense royalties that we receive from sublicenses granted by us pursuant to this license agreement. We are also obligated to pay patent filing, prosecution, maintenance and defense costs. This NJH license agreement is terminable by NJH in the event of breach and otherwise expires when the last licensed patent expires.

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

We do not generate revenue from sales. Therefore, we must rely on public or private equity offerings, debt financings, collaboration arrangements or grants to finance our operations. Our strategy is to use non-dilutive capital wherever possible to develop our exciting platform of broad-spectrum catalytic antioxidant compounds in important unmet indications of national strategic importance. We plan to continue to leverage that capital, like the investments made by U.S. government agencies, such as The National Institute of Allergy and Infectious Diseases (“NIAID”) and National Institutes of Health’s (“NIH”) Countermeasures Against Chemical Threats (“CounterACT”), in AEOL 10150 as a medical countermeasure, to concurrently develop these promising compounds for use in significant unmet medical indications, like oncology. We are currently doing this with AEOL 10150, where we are developing the compound as a medical countermeasure against the pulmonary sub-syndrome of acute radiation syndrome under the BARDA Contract. We recognized approximately $785,000 in revenue during the quarter related to the BARDA Contract.

Need for Additional Funds

With the BARDA Contract announced in February 2011, we believe we have adequate financial resources to fund our operations through the second quarter of fiscal 2012.  In order to fund on-going operating cash requirements beyond the first half of fiscal year 2012, or to accelerate or expand our oncology and other programs, however, we may need to raise significant additional funds. Our need for additional financing is discussed under “Liquidity and Capital Resources”.

Results of Operations

Three months ended March 31, 2011 versus three months ended March 31, 2010

We had net income of approximately $3,778,000 (including a non-cash adjustment for decreases in valuation of warrants of approximately $4,746,000) and approximately $6,918,000 (including a non-cash charge for decreases in valuation of warrants of approximately $7,817,000), and cash outflows from operations of approximately $1,408,000 and approximately $598,000, for the three months ended March 31, 2011 and March 31, 2010, respectively.

Revenue for the three months ended March 31, 2011 was approximately $785,000, which compares to zero revenue for the three months ended March 31, 2010. The revenue is from the collaboration with BARDA announced on February 11, 2011.  Since being awarded the BARDA Contract, we generate contract revenue from a cost-plus fee arrangement. Revenues on reimbursable contracts are recognized as costs are incurred, generally based on allowable costs incurred during the period, plus any recognizable earned fee. We consider fixed fees under cost-plus fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract.

In December 2009, we were informed by BARDA that we had been chosen to submit a full proposal for funding of our Lung-ARS program from its current stage all the way through FDA approval, based on a summary “white paper” submitted by us earlier in 2009. We submitted a full proposal in February 2010 and were notified in July 2010 that our proposal had been chosen by BARDA, and then entered into negotiations for a development contract with the agency.  On February 11, 2011, we entered into the BARDA Contract for the development of AEOL 10150 as a medical countermeasure against the pulmonary sub-syndrome of acute radiation syndrome, pursuant to which we will receive approximately $10.5 million from BARDA in the base period of performance and up to an additional $107.5 million in options exercisable over four years following the base period of performance, if the options are exercised by BARDA for a contract value of approximately $118.0 million. The base period of performance under the agreement is from February 11, 2011 to February 10, 2012 and if all fifteen options are exercised, the period of performance would continue through February 10, 2016.  Pursuant to the BARDA Contract, during the base period, we will, among other things, conduct radiation survival curve studies, dosing studies, bulk drug manufacturing, final drug product manufacturing, validation testing and compliance studies, as well as file an investigational new drug application, an orphan drug status application and a fast track designation application with the FDA. If BARDA opts to exercise the extension options, additional activities will include bulk drug and final drug product manufacturing, stability studies, animal pivotal efficacy studies, human clinical safety studies and Phase I, Phase II and pre-new drug application meetings and applications with the FDA.

Research and Development (“R&D”) expenses increased about $480,000, or 112%, to approximately $907,000 for the three months ended March 31, 2011 from approximately $427,000 for the three months ended March 31, 2010. The increase is primarily attributable to work related to the BARDA Contract.  R&D expenses for our antioxidant program have totaled approximately $38,306,000 from inception through March 31, 2011. We currently have eight development programs in progress:  studies of AEOL 10150 as a medical countermeasure against the effects of sulfur mustard gas and chlorine gas on the lungs, against the effects of radiation on the lungs and on the gastro-intestinal tract, and as a treatment for cancer, studies of AEOL 11207 and several other compounds as potential treatments for Parkinson’s disease and epilepsy, and a study of Hexyl as protectant against radiation exposure.  Because of the uncertainty of our research and development and clinical studies, we are unable to predict the total level of spending on the program or the program completion date. However, we expect R&D expenses during fiscal 2011 will be higher than fiscal 2010 because we have been awarded the BARDA Contract. However, we anticipate that much of the increase in R&D spending should be reimbursed under that contract.

General and administrative (“G&A”) expenses increased about $385,000, or 85%, to approximately $840,000 for the three months ended March 31, 2011 from approximately $455,000 for the three months ended March 31, 2010. Salaries and wages increased by $118,000 due to hiring a Chief Financial Officer, a Vice President of Manufacturing and a Director of Quality Assurance and Quality Control during the three months ended March 31, 2011. Stock compensation expenses increased $90,000 in part due to the hiring of the aforementioned staff and also due to decreased stock compensation activity in the prior comparable period. Legal fees increased by approximately $56,000 as a result of higher reliance on our outside legal counsel for review and compliance related to SEC filings during the current quarter, as well as the review of the BARDA Contract and related contracts.

We incurred interest expense of approximately $6,000 for the three months ended March 31, 2011 compared to interest expense of approximately $17,000 for the three months ended March 31, 2010. The decrease in interest expense is the result of the conversion of notes payable to equity in the three months ended March 31, 2011.

As previously disclosed, certain of our warrants to purchase common stock were deemed to be a liability upon adoption of a new accounting pronouncement on October 1, 2009. Subsequent changes to the fair market value resulted in an offsetting charge in the statements of operations of approximately $4,746,000 for the three months ended March 31, 2011, and approximately $7,817,000 for the three months ended March 31, 2010. The warrant liability and revaluations have not and will not have any impact on our working capital, liquidity or business operations.

Six months ended March 31, 2011 versus six months ended March 31, 2010

We had net losses of approximately $3,842,000 (including a non-cash charge for increases in valuation of warrants of approximately $2,456,000) for the six months ended March 31, 2011, versus net losses of approximately $8,358,000 (including a non-cash charge for increases in valuation of warrants of approximately $6,043,000) for the six months ended March 31, 2010.

Revenue for the six months ended March 31, 2011 was approximately $1,122,000, which compares to no revenue for the six months ended March 31, 2010. Approximately $337,000 of the revenue is from two grants awarded to us, each for approximately $244,000, under the Qualifying Therapeutic Discovery Grant Program administered by the IRS and the U.S. Department of Health and Human Services. We received payment in full for one grant in support of development of AEOL 10150 as a medical countermeasure for Lung-ARS in November and approximately $93,000 as a partial payment in support of our development of AEOL 11207 as a potential treatment for Parkinson’s Disease.  The remaining $785,000 was earned from work performed on the BARDA Contract.

Research and development (“R&D”) expenses increased about $487,000, or 80%, to approximately $1,097,000 for the six months ended March 31, 2011 from approximately $610,000 for the six months ended March 31, 2010. We currently have eight development programs in progress:  studies of AEOL 10150 as a medical countermeasure against the effects of sulfur mustard gas and chlorine gas on the lungs, against the effects of radiation on the lungs and on the gastro-intestinal tract, and as a treatment for cancer, studies of AEOL 11207 and several other compounds as potential treatments for Parkinson’s disease and epilepsy, and a study of Hexyl as protectant against radiation exposure.

General and administrative (“G&A”) expenses increased about $528,000, or 61%, to approximately $1,390,000 for the six months ended March 31, 2011 from approximately $862,000 for the six months ended March 31, 2010. Salaries and wages increased by $130,000 due to hiring a Chief Financial Officer, a Vice President of Manufacturing and a Director of Quality Assurance and Quality Control, and increased salaries for existing staff during the six months ended March 31, 2011. Stock compensation expenses increased $91,000 in part due to the hiring of the aforementioned staff and also due to decreased stock compensation activity in the prior comparable period. Consulting Fees increased by $43,000 due to the engagement of consultants to provide financial and chemistry, manufacturing, and controls (“CMC”) support during the six months ended March 31, 2011. Legal fees increased by approximately $91,000 as a result of higher reliance on our outside legal counsel for review and compliance  related to financings and SEC filings during the current quarter, as well as the review of the BARDA Contract and related contracts.

We incurred interest expense of approximately $21,000 for the six months ended March 31, 2011 compared to interest expense of approximately $843,000 for the six months ended March 31, 2010. The decrease in interest expense is the result of the conversion of notes payable to equity in the six months ended March 31, 2010.

As previously disclosed, certain of our warrants to purchase common stock were deemed to be a liability upon adoption of a new accounting pronouncement on October 1, 2009. Subsequent changes to the fair market value resulted in an offsetting charge in the statements of operations of approximately $2,456,000 for the six months ended March 31, 2011, and approximately $6,043,000 for the six months ended March 31, 2010. The warrant liability and revaluations have not and will not have any impact on our working capital, liquidity or business operations.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $1,686,000 on March 31, 2011, and approximately $2,355,000 on September 31, 2010.  The decrease in cash was primarily due to the funding of expenses from operations, which was offset by the $1.0 million in net proceeds from the December 2010 financing, contract revenue from the BARDA Contract and the two awards from the IRS.

We had net income of approximately $3,778,000 (including a non-cash adjustment for decreases in valuation of warrants of approximately $4,746,000) and a net loss of approximately $7,620,000 (including a non-cash charge for increases in valuation of warrants of approximately $7,202,000) for the three months ended March 31, 2011 and for the three months ended December 31, 2010, respectively. For the same periods, we had cash outflows from operations of approximately $1,408,000 and approximately $517,000. We expect to incur additional losses and negative cash flow from operations during the remainder of fiscal year 2011 and for several more years.

In October 2010, we were notified that we had been awarded the maximum amount, of about $244,000, under the Qualifying Therapeutic Discovery Program (the “QTDP”), which is administered by the IRS and the U.S. Department of Health and Human Services (“HHS”), in support of our development of AEOL 10150 as a medical countermeasure (“MCM”) for Lung-ARS.  In November 2010, we received approximately $244,000 from the IRS as full payment for the Lung-ARS award. In October 2010, we were also notified that we had been awarded the maximum amount, of approximately $244,000, under the QTDP in support of our development of AEOL 11207 as a potential treatment for Parkinson’s Disease.  In November 2010, we received approximately $92,000 from the IRS as an initial payment for the Parkinson’s program award.  We expect to receive the balance of about $152,000 after we file our 2010 fiscal year tax return and submit the request for payment to the IRS.

On February 11, 2011, we were awarded a contract by BARDA to fund the development of AEOL 10150 as an MCM for Lung-ARS from its current status to FDA approval in response to Special Instructions Amendment 4 to a Broad Agency Announcement (BAA-BARDA-09-34) for advanced research and development of medical countermeasures for chemical, biological, radiological and nuclear threats.  The contract value could be up to $118.4 million depending on options exercised by BARDA and the requirements for approval by the FDA.  Under the BARDA Contract, substantially all of the costs of the development of AEOL 10150 as a medical countermeasure for pulmonary injuries resulting from an acute exposure to radiation from a radiological/nuclear accident or attack, particularly injuries associated with ARS or Delayed Effects of Acute Radiation Exposure (“DEARE”) would be paid for by the U.S. government through BARDA funding.  We recognized approximately $785,000 in revenue during the quarter related to the BARDA Contract.

We do not have any revenues from product sales and, therefore, we rely on investors, grants, collaborations and licensing of our compounds to finance our operations. We generate limited revenue from reimbursable, cost-plus R&D contracts and grants. Revenues on reimbursable contracts are recognized as costs are incurred, generally based on allowable costs incurred during the period, plus any recognizable earned fee. We consider fixed fees under cost-plus fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract.

Since the terms of the BARDA Contract include provisions to cover some general corporate overhead as well as a small provision for profit, the result on our liquidity is that our projected cash burn has been reduced.  We believe we have adequate financial resources to conduct operations through the second quarter of fiscal year 2012, but in order to fund on-going operating cash requirements beyond that point, or to further accelerate or expand our programs, we may need to raise significant additional funds in order to pursue our oncology program.

We have incurred significant losses from operations to date. Our ongoing future cash requirements will depend on numerous factors, particularly the progress of our catalytic antioxidant program, clinical trials and ability to negotiate and complete collaborative agreements or out-licensing arrangements. In order to help fund our on-going operating cash requirements, we intend to seek new collaborations for our antioxidant research program that include initial cash payments and on-going research support. In addition, we might sell additional shares of our stock and/or debt and explore other strategic and financial alternatives, including a merger or joint venture with another company, the sale of stock and/or debt, the establishment of new collaborations for current research programs, that include initial cash payments and ongoing research support and the out-licensing of our compounds for development by a third party.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is presently limited to the interest rate sensitivity of our cash and cash equivalents, which is affected by changes in the general level of U.S. interest rates. However, we believe that we are not subject to any material market risk exposure and do not expect that changes in interest rates would have a material effect upon our financial position. A hypothetical 10% change in interest rates would not have a material effect on our Statements of Operations or Cash Flows for the six months ended March 31, 2011. We do not have any foreign currency or other derivative financial instruments.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Disclosure Controls and Procedures with respect to Annual Report on Form 10-K for Year Ended September 30, 2010

We filed our Annual Report on Form 10-K for the year ended September 30, 2010 (the “Form 10-K”) with the SEC on December 29, 2010. As is customary, we used an outside vendor to submit the Form 10-K to the SEC via the SEC’s Electronic Data Gathering, Analysis, and Retrieval system (commonly referred to as “EDGAR”). After we provided the initial draft of the Form 10-K to the outside vendor, we submitted incremental changes to the draft of the Form 10-K to the vendor on December 29, 2010. These changes related to both accounting and non-accounting disclosure contained in the draft of the Form 10-K and were provided by us to the outside vendor prior to the time the Form 10-K was filed with the SEC on December 29, 2010.

Unfortunately, the Form 10-K was inadvertently filed with the SEC by the outside vendor before we had completed our normal filing procedures, including final proofing. Accordingly, the Form 10-K filed on December 29, 2010 did not include certain comments provided to the outside vendor prior to the time the Form 10-K was filed with the SEC.

Shortly after the Form 10-K was filed with the SEC, we discovered that these comments were inadvertently omitted from the filed Form 10-K. Immediately upon discovery, we prepared an amendment to the Form 10-K to reflect the comments that were intended to be included in the Form 10-K. The Amendment to the Form 10-K (the “Amendment”) was filed with the SEC on December 30, 2010.

As disclosed in the “Explanatory Note” in the Amendment, the purpose of the Amendment was to: (i) note that we were reporting “material weaknesses,” as opposed to a “material weakness,” in Item 1A Risk Factors, (ii) include changes to the Statement of Operations table for the fiscal year ended September 30, 2010, as set forth in Item 6 Selected Financial Data, (iii) disclose a minor change in our R&D expenses for our antioxidant program in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations, (iv) include changes in Item 9A Controls and Procedures regarding material weaknesses, (v) include changes to our Consolidated Statements of Operations for the fiscal year ended September 30, 2010, (vi) include changes to our Consolidated Statements of Stockholders’ Equity (Deficit), (vii) include changes to our Consolidated Statements of Cash Flows, (viii) include a change in the number of incremental shares issuable upon the exercise or conversion of convertible debt, stock options to purchase common stock, convertible preferred stock and warrants to purchase common stock that were excluded from diluted weighted average common shares for the fiscal year ended September 30, 2010, as reported in Note C to the consolidated financial statements, (ix) include changes to the table reflecting our warrant activity for the last three fiscal years ended September 30, 2010, as reported in Note G to the consolidated financial statements, and (x) include changes to the table reflecting taxes computed at the statutory federal income tax rate of 34%, as reconciled to the provision for income taxes for 2010, as reported in Note I to the consolidated financial statements.

Subsequent to the filing of the Form 10-K and the Amendment, concurrent with the execution of the BARDA contract, we hired additional full-time employee resources for the accounting and finance functions, including a Chief Financial Officer and a Controller, thus providing additional personnel resources which can be used to improve our disclosure controls and procedures going forward. In addition, we have implemented a policy whereby our periodic reports will not be submitted to the SEC unless and until we have received final approval from our management and our outside auditing firm. We believe these changes allow us to operate our disclosure controls and procedures effectively.

Evaluation of Disclosure Controls and Procedures as of March 31, 2011

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Management’s Report on Internal Control over Financial Reporting as of September 30, 2010

As previously reported in our Annual Report on Form 10-K/A for the year ended September 30, 2010, our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2010. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in an Internal Control Integrated Framework. As a result of the lack of segregation of duties and weaknesses in financial reporting and close processes, management has determined that material weaknesses in internal control over financial reporting existed as of September 30, 2010, and based on the criteria set forth by COSO, concluded that our internal control over financial reporting was not effective as of September 30, 2010. Previously, we did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting requirements. Specifically, we had deficiencies in finance and accounting staff with sufficient depth and skill in the application of generally accepted accounting principles and the staffing of finance positions with individuals who did not have the appropriate skills, training and experience to meet the objectives that should be expected of these roles.

A “material weakness,” as defined by the Public Company Accounting Oversight Board (PCAOB), is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses noted above did not have any significant impact on our operations given the historically limited number of transactions, the outsourced nature of much of our research and development efforts, and the high level of oversight by our board of directors.  Our historical financial statements were prepared with the assistance of outside accounting consultants, were scrutinized by our board of directors and audit committee, and were discussed with our outside auditors prior to each filing.

To address the material weaknesses, management has established mitigating controls to minimize the potential for material misstatements in the financial statements.  Mitigating controls include a high level of involvement in the oversight of significant transactions by the board of directors and the audit committee as well as the use of external consultants to assist with the accounting and financial reporting requirements.

In February 2011, concurrent with the execution of the BARDA Contract, we hired additional full-time employee resources for the accounting and finance functions, including a Chief Financial Officer and a Controller, thus providing additional personnel resources which can be used to both segregate duties and strengthen the policies and procedures over the financial close and reporting processes. Although we believe that our current finance and accounting staff is appropriate for a company of our size and stage of development, we may add additional personnel in these areas in the future.

Changes in Internal Control over Financial Reporting

Except as noted above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In February 2007, we issued Elan Corporation, plc (“Elan”) a two-year note payable in the amount of $453,000. In February 2009, we and Elan agreed to amend the new note payable to extend its maturity date from February 7, 2009 to February 7, 2011. Upon the maturity of the note payable, we had the option to repay the note either in cash or in shares of Series B Stock and warrants having a then fair market value equal to the amount due under the note; provided that the fair market value used for calculating the number of shares to be issued will not be less than $13.00 per share. On February 7, 2011, the due date of the loan, we elected to exercise our right to repay the note, with a maturity value of approximately $663,000, with 50,993 shares of our Series B Stock and a warrant to purchase an aggregate of 896,037 shares of our Series B Stock at an exercise price of $0.01 per share.

The foregoing issuances did not involve any underwriters, underwriting discounts or commissions, or any public offering. The transactions were deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance upon Section 4(2) of the Securities Act or Regulation D promulgated thereunder as transactions by an issuer not involving any public offering. Elan represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the securities issued in these transactions. In addition, Elan had adequate information about the Company, or had adequate access, through its relationships with the Company, to information about the Company.

1,600,000 shares of our total authorized shares of preferred stock have been designated as Series B Stock. The Series B Stock is non-voting stock. Each share of Series B Stock is convertible at any time by the holder thereof into one share of our common stock, provided that no conversion may be effected that would result in the holders of Series B Stock owning more than 9.9% of our common stock on a fully converted to common stock basis. If we pay a cash dividend on our common stock, we must also pay the same dividend on an as converted basis on the Series B Stock. Upon a liquidation, dissolution, bankruptcy or winding up of the Company or the sale of all or substantially all of our assets, the holders of Series B Stock will be entitled to receive, pari passu with the holders of common stock, the assets of the Company in proportion to the number of shares of common stock held (assuming conversion of the Series B Stock into shares of common stock).

The warrant to purchase an aggregate of 896,037 shares of our Series B Stock that we issued to Elan has an initial exercise price of $0.01 per share (subject to adjustment as provided in the warrant), has a term of five years from its date of issuance, contains a “cashless exercise” feature that allows the holder to exercise the warrant without a cash payment to the Company under certain circumstances, and includes customary anti-dilution adjustments in the event of stock splits, a stock combination, reorganizations and similar events.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

N/A.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit #		Description
10.1	†	Contract No. HHSO100201100007C, dated February 11, 2011, by and between the Company and the U.S. Department of Health and Human Services Biomedical Advanced Research and Development Authority.

10.2	†	Research and Manufacturing Agreement, dated February 18, 2011, by and between the Company and Johnson Matthey Pharmaceutical Materials, Inc. (d/b/a Johnson Matthey Pharma Services).

10.3	†	General Management Consulting Assignment, dated February 23, 2011, by and between the Company and Booz Allen Hamilton Inc.

10.4	†	Subaward Agreement, dated March 16, 2011, by and between the Company and the Office of Research and Development of the University of Maryland, Baltimore.

10.5	†	Sponsored Research Agreement (Non-Clinical), dated April 12, 2011, by and between the Company and Duke University.

10.6	*	Amendment Agreement to the Securities Purchase and Exchange Agreement, dated December 24, 2009, by and among the Company and the investors whose names appear on the signature pages thereof.

10.7		Exclusive License Agreement, dated January 15, 2009, by and between the Company and National Jewish Health.

31.1		Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2		Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1		Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

† Confidential treatment has been requested with respect to certain provisions of this agreement. Omitted portions have been filed separately with the Securities and Exchange Commission.

* Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEOLUS PHARMACEUTICALS, INC.

Date: May 16, 2011	By:	/s/ John L. McManus
John L. McManus
President and Chief Executive Officer
(Principal Executive Officer)

By	/s/ Russell Skibsted
Russell Skibsted
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)