Form 10-Q
period 2011-06-30
AEOLUS PHARMACEUTICALS, INC.
filed 2011-08-15
CIK 1261734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011.

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

Large accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Accelerated filer ☐	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, par value $.01 per share	Outstanding as of August 1, 2011 60,470,718 shares

AEOLUS PHARMACEUTICALS, INC.
FORM 10-Q
For the Quarter Ended June 30, 2011
Table of Contents
Page

AEOLUS PHARMACEUTICALS, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

AEOLUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share data)

	June 30, 2011	September 30, 2010

ASSETS
Current assets:
Cash and cash equivalents	$883	$2,355
Accounts receivable	466	-
Prepaids and other current assets	76	46
Total current assets	1,425	2,401
Investment in CPEC LLC	32	32
Total assets	$1,457	$2,433

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$555	$957
Short-term debt	-	663
Total current liabilities	555	1,620
Warrant liability	22,264	27,549
Total liabilities	22,819	29,169
Commitments and Contingencies (Notes E and H)
Stockholders’ equity (deficit):
Preferred stock, $.01 par value per share, 10,000,000 shares authorized:
Series B nonredeemable convertible preferred stock, 1,600,000 and 600,000 shares authorized as of June 30, 2011 and September 30, 2010, respectively; 526,080 and 475,087 shares issued and outstanding as of June 30, 2011 and September 30, 2010, respectively	5	5
Common stock, $.01 par value per share, 200,000,000 shares authorized; 60,470,718 and 56,817,177 shares issued and outstanding as of June 30, 2011 and September 30, 2010, respectively	605	568
Additional paid-in capital	158,290	155,402
Accumulated deficit	(180,262)	(182,711)
Total stockholders’ equity (deficit)	(21,362)	(26,736)
Total liabilities and stockholders’ equity (deficit)	$1,457	2,433

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Revenue
Contract Revenue	$1,912	$—	$2,697	$—
Costs and expenses:
Research and development	1,948	275	3,045	885
General and administrative	1,155	475	2,546	1,337
Total costs and expenses	3,103	750	5,591	2,222
Loss from operations	(1,191)	(750)	(2,894)	(2,222)
Non-cash financing charges and change in fair value of warrants (Notes D, E and F)	7,484	(3,856)	5,028	(9,899)
Interest (expense), net	—	(17)	(21)	(860)
Other income (expense), net	—	—	337	—
Net income (loss)	$6,293	$(4,623)	$2,450	$(12,981)
Net income (loss) per weighted share attributable to common stockholders:
Basic	$0.10	$(0.10)	$0.04	$(0.27)
Diluted	$0.07	$(0.10)	$0.03	$(0.27)
Weighted average common shares outstanding:
Basic	60,468	48,244	59,138	47,652
Diluted	86,550	48,244	85,220	47,652

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$2,450	$(12,981)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	709	407
Warrant-based compensation	31	-
Change in fair value of warrants	(5,562)	3,686
Noncash consulting expense	—	14
Noncash interest and warrant costs	528	7,020
Change in assets and liabilities:
Accounts receivable	(466)	—
Prepaid and other assets	(30)	90
Accounts payable and accrued expenses	(402)	(31)
Net cash used in operating activities	(2,742)	(1,795)

Cash flows from investing activities:
Purchases of investments and marketable securities	—	(7)
Net cash used by investing activities:	—	(7)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	987	1,596
Proceeds from exercise of warrants	283	17
Net cash provided by financing activities	1,270	1,613

Net (decrease) increase in cash and cash equivalents	(1,472)	(189)
Cash and cash equivalents at beginning of period	2,355	646
Cash and cash equivalents at end of period	$883	$457
Supplemental disclosure of non-cash investing and financing activities:
Preferred stock and warrants issued for payment of note payable	$453	$—
Preferred stock and warrants issued for payment of interest on note payable	$210	$—
Common stock issued for payment of accounts payable	$—	$413
Common stock issued upon conversion of Senior Convertible Notes	$—	$1,000,000
Common stock issued for payment of interest on Senior Convertible Notes	$—	$13

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements
(unaudited)

A.	Organization, Business and Summary of Significant Accounting Policies

Organization

The accompanying unaudited consolidated financial statements include the accounts of Aeolus Pharmaceuticals, Inc. (the “we,” “us,” “Company” or “Aeolus”) and its wholly-owned subsidiary, Aeolus Sciences, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.  Aeolus is a Delaware corporation. The Company’s primary operations are located in Mission Viejo, California.

Business

Aeolus is developing a new class of broad-spectrum, catalytic antioxidant compounds based on technology discovered at Duke University and National Jewish Health.  The Company’s lead compound, AEOL 10150, is a metalloporphyrin specifically designed to neutralize reactive oxygen and nitrogen species. The company is developing AEOL 10150 as a medical countermeasure against the pulmonary effects of radiation exposure under a contract (“BARDA Contract”) valued at up to $118.4 million with the Biomedical Advanced Research and Development Authority (“BARDA”) a division of the Department of Health and Human Services (“HHS”).  Additionally, Aeolus receives development support from the National Institutes of Health (“NIH”) for development of the compound as a medical countermeasure against radiation and chemical exposure.

Basis of Presentation

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

All significant intercompany activity has been eliminated in the preparation of the condensed consolidated financial statements. The unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Some information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. The condensed balance sheet at September 30, 2010 was derived from the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended September 30, 2010, filed with the SEC on December 30, 2010. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in that Annual Report on Form 10-K/A and in the Company’s other Securities and Exchange Commission (“SEC”)filings. Results for the interim period are not necessarily indicative of the results for any other period.

Reclassifications

Certain immaterial prior quarter amounts have been reclassified to conform to the current year presentation.

Revenue Recognition

Aeolus recognizes revenue in accordance with the authoritative guidance for revenue recognition.  Revenue is recognized when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery (or passage of title) has occurred or services have been rendered, (iii) the seller’s price to the buyer is fixed or determinable, and (iv) collectability is reasonably assured.  We also comply with the authoritative guidance for revenue recognition regarding arrangements with multiple deliverables.

The BARDA Contract is classified as a “cost-plus-fixed-fee” contract. Aeolus recognizes government contract revenue in accordance with the authoritative guidance for revenue recognition including the authoritative guidance specific to federal government contracts. Reimbursable costs under the contract primarily include direct labor, subcontract costs, materials, equipment, travel, and indirect costs. In addition, we receive a fixed fee under the BARDA Contract, which is unconditionally earned as allowable costs are incurred and is not contingent on success factors. Reimbursable costs under this BARDA Contract, including the fixed fee, are generally recognized as revenue in the period the reimbursable costs are incurred and become billable.

Fair Value of Financial Instruments

The carrying amounts of our short-term financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their fair values due to their short maturities.

Fair Value Measurements

The Company adopted Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, for financial and non-financial assets and liabilities.

ASC 820 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

•	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.
•
Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The warrant liability is measured at fair market value on a recurring basis as of June 30, 2011 and September 30, 2010 and is summarized below (in thousands):

Fair value at June 30, 2011			Fair value at September 30, 2010
Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
$—	$—	$22,264	$—	$—	$27,549

The following table summarizes as of June 30, 2011 the warrant activity subject to Level 3 inputs which are measured on a recurring basis:

Fair value measurements of warrants using significant unobservable inputs (Level 3)
Balance at September 30, 2010	$27,549
Warrants issued	912
Warrants exercised	(635)
Change in fair value of warrant liability	(5,562)
Balance at June 30, 2011	$22,264

B.	Liquidity

The Company had cash and cash equivalents of approximately $883,000 on June 30, 2011, and approximately $1,686,000 on March 31, 2011.  The decrease in cash was primarily due to cash used in operations.

The Company has incurred significant losses since its inception. At June 30, 2011, the Company’s accumulated deficit was $180.3 million. Management believes the Company has adequate financial resources to conduct operations into the third quarter of fiscal year 2012. This raises substantial doubt about our ability to continue as a going concern, which will be dependent on our ability to generate sufficient cash flows to meet the Company’s obligations on a timely basis, to obtain additional financing and, ultimately, to achieve operating profits.  The Company intends to explore strategic and financial alternatives, which may include a merger or acquisition with or by another company, the sale of shares of stock and/or convertible debentures, the establishment of new collaborations for current research programs that include initial cash payments and on-going research support and the out-licensing of our compounds for development by a third party. The Company believes that without additional investment capital it will not have sufficient cash to fund its activities in the near future, and will not be able to continue operating. As such, the Company’s continuation as a going concern is dependent upon its ability to raise additional financing.  If the Company is unable to obtain additional financing to fund operations beyond the third quarter of fiscal year 2012, it will need to eliminate some or all of its activities, merge with another company, sell some or all of its assets to another company, or cease operations entirely. There can be no assurance that the Company will be able to obtain additional financing on acceptable terms or at all, or that the Company will be able to merge with another Company or sell any or all of its assets.

In October 2010, the Company was notified that it had been awarded the maximum amount, of about $244,000, under the Qualifying Therapeutic Discovery Program (the “QTDP”), which is administered by the IRS and the U.S. Department of Health and Human Services (“HHS”), in support of its development of AEOL 10150 as a medical countermeasure (“MCM”) for Lung-ARS.  In November 2010, the Company received approximately $244,000 from the IRS as full payment for the Lung-ARS award. In October 2010, it was also notified that it had been awarded the maximum amount, of approximately $244,000, under the QTDP in support of its development of AEOL 11207 as a potential treatment for Parkinson’s Disease.  In November 2010, Aeolus received approximately $92,000 from the IRS as an initial payment for the Parkinson’s program award.  The balance of about $152,000 would be paid after the Company files its 2010 fiscal year tax return if the Company spends about $303,000 on the Parkinson’s program during the fiscal year. Currently, the Company does not expect to spend the required amounts to collect on the remaining $152,000 of the award.

The Company had net income of approximately $6,293,000 (including a non-cash adjustment for decreases in valuation of warrants of approximately $7,484,000) and a net income of approximately $2,450,000 (including a non-cash charge for increases in valuation of warrants of approximately $5,028,000) for the three and nine months ended June 30, 2011, respectively. For the same periods, the Company had cash outflows from operations of approximately $817,000 and approximately $2,742,000. The Company expects to incur additional losses and negative cash flow from operations during the remainder of fiscal year 2011 and for several more years.

The BARDA Contract’s value could be up to $118.4 million depending on options exercised by BARDA and the requirements for approval by the FDA.  Under the BARDA Contract, substantially all of the costs of the development of AEOL 10150 as a medical countermeasure for pulmonary injuries resulting from an acute exposure to radiation from a radiological/nuclear accident or attack, particularly injuries associated with ARS or Delayed Effects of Acute Radiation Exposure (“DEARE”) would be paid for by the U.S. government through BARDA funding.  The Company recognized approximately $1,912,000 in revenue during the quarter ended June 30, 2011 related to the BARDA Contract.

The Lung-ARS program supported by the advanced research and development contract with BARDA is fully funded.  Since the terms of the BARDA Contract include provisions to cover some general corporate overhead as well as a small provision for profit, the net impact of the contract on the Company’s liquidity is that its projected cash burn has been reduced.

C.	Net Income (Loss) Per Common Share

The Company computes basic net income (loss) per weighted average share attributable to common stockholders using the weighted average number of shares of common stock outstanding during the period. The Company computes diluted net income (loss) per weighted average share attributable to common stockholders using the weighted average number of shares of common and dilutive potential common shares outstanding during the period. Potential common shares outstanding consist of stock options, convertible debt, warrants and convertible preferred stock using the treasury stock method and are excluded if their effect is anti-dilutive. Fully-diluted weighted average common shares included incremental shares of approximately 26,081,836 for the three and nine months ended June 30, 2011 issuable upon the exercise or conversion of stock options to purchase common stock, convertible preferred stock and warrants to purchase common stock, and excluded approximately 44,261,164 shares issuable upon the exercise of options and warrants.

D.	Warrant Liability

On October 1, 2009, the Company adopted new accounting guidance originally referred to as Emerging Issues Task Force 07-5, recently codified by the FASB as Accounting Standards Codification (“ASC”) Topic 815 Derivatives and Hedging. The guidance revised previously existing guidance for determining whether an Instrument (or Embedded Feature) is indexed to an entity’s own stock. Equity-linked instruments (or embedded features) that otherwise meet the definition of a derivative are not accounted for as derivatives if certain criteria are met, one of which is that the instrument (or embedded feature) must be indexed to the entity’s own stock. The Company first applied the new guidance to outstanding instruments as of October 1, 2009.

Increases or decreases in fair value of the warrants are included as a component of other income (expenses) in the accompanying statement of operations for the respective period. As of June 30, 2011, the aggregate liability for warrants decreased to approximately $22,264,000 resulting in a gain to the statements of operations for the three and nine months ended June 30, 2011 of approximately $7,484,000 and $5,028,000, respectively. The warrant liability and revaluations have not and will not have any impact on the Company’s working capital, liquidity or business operations due to the non-cash nature of the liability.

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

Pursuant to the Securities Purchase and Exchange Agreement dated October 6, 2009 (the “October 2009 Purchase Agreement”), as more fully described in Note F–Stockholders’ Equity, which is included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended September 30, 2010, the holders of the Notes agreed to convert all $1,000,000 in principal amount of the Notes into common stock at a conversion rate of $0.35 per share and to exchange their remaining option to purchase an additional $4,000,000 in Notes for warrants to purchase up to 14,285,714 shares of common stock with an initial exercise price of $0.35 per share, subject to adjustment as provided in the warrants.

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

Affiliates of Xmark Opportunity Partners, LLC were the sole investors in the SCN Financing. Together with its affiliates, Xmark Opportunity Partners, LLC beneficially owned approximately 52% of the Company’s outstanding common stock prior to the SCN Financing. Xmark Opportunity Partners, LLC is the sole manager of Goodnow Capital, LLC (“Goodnow”) and possesses sole power to vote and direct the disposition of all securities of the Company held by Goodnow. Goodnow has the right to designate up to two directors for election to the Company’s Board of Directors, pursuant to the terms of a purchase agreement between Goodnow and the Company. The Chairman of our Board of Directors is Managing Partner of Xmark Opportunity Partners LLC, is President of Goodnow. The transaction was evaluated by the Company’s management and the Board of Directors for fairness to ensure the terms were reasonable given the related party nature of the SCN Financing by providing an option for non-related party investors to participate in the transaction.

Elan Note Payable

In August 2002, Aeolus borrowed $638,000 from Elan Corporation, plc (“Elan”) pursuant to a promissory note. The note payable accrued interest at 10% compounded semi-annually. The note was convertible at the option of Elan into shares of the Company’s Series B non-voting convertible preferred stock (“Series B Stock”) at a rate of $43.27 per share. The original note matured on December 21, 2006. However, in February 2007, the Company and Elan terminated the note, the Company paid $300,000 in cash to Elan, Elan forgave $225,000 of the note payable and Elan and the Company entered into a new two-year note payable in the amount of $453,000 under substantially the same terms as the original note. In February 2009, the Company and Elan agreed to amend the new note payable to extend its maturity date from February 7, 2009 to February 7, 2011 and increased the interest rate of the convertible promissory note from 10% to 11% effective February 7, 2009. As of the date of the amendment, an aggregate of $553,000 in principal and interest was outstanding under the convertible promissory note. In the event of a default under the terms of the convertible promissory note, Elan may demand immediate payment of all amounts outstanding under the note. For purposes of the note, an event of default includes, among other items, a default in the payment of the note principal or interest when due and payable, an uncured breach by the Company of its obligations to Elan pursuant the agreements under which the convertible promissory note was issued, an inability of the Company to pay its debts in the normal course of business, the cessation of business activities by the Company (other than as a result of a merger or consolidation with a third party) without Elan’s prior written consent and the appointment of a liquidator, receiver, administrator, examiner, trustee or similar officer of the Company or over all or substantially all of its assets under the law.

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

Of the 10,00,000 shares of total authorized shares of Preferred Stock, 1,600,000 shares of Preferred Stock have been designated as Series B Stock. The Series B Stock is non-voting stock. Each share of Series B Stock is convertible at any time by the holder thereof into one share of the Company’s common stock, provided that no conversion may be effected that would result in the holders of Series B Stock owning more than 9.9% of the Company’s common stock on a fully converted to common stock basis. If the Company pays a cash dividend on its common stock, it must also pay the same dividend on an as converted basis on the Series B Stock. Upon a liquidation, dissolution, bankruptcy or winding up of the Company or the sale of all or substantially all of the Company’s assets, the holders of Series B Stock will be entitled to receive, together with the holders of common stock, the assets of the Company in proportion to the number of shares of common stock held (assuming conversion of the Series B Stock into shares of common stock).

As of June 30, 2011, 526,080 shares of Series B Stock were outstanding, all of which were held by Elan. Each share of Series B Stock was convertible into one share of common stock as of June 30, 2011.

Common Stock

October 2009 Financing

On October 6, 2009, the Company entered into the October 2009 Purchase Agreement with several accredited institutional investors (the “October 2009 Investors”) pursuant to which the Company sold and issued, in a private placement, an aggregate of 5,892,857 units (the “October 2009 Units”), comprised of an aggregate of 5,892,857 shares of common stock (the “October 2009 Shares”) and warrants to purchase up to an aggregate of 11,785,714 additional shares of common stock (the “October 2009 Warrants”), with an initial exercise price of $0.28 per share, subject to adjustment as provided in the October 2009 Warrants, with each October 2009 Unit representing one share of common stock and a October 2009 Warrant to purchase two shares of common stock, at a purchase price of $0.28 per October 2009 Unit for aggregate gross proceeds of $1,650,000 (collectively, the “October 2009 Financing”). The October 2009 Warrants are exercisable for a seven year period from their date of issuance; contain a “cashless exercise” feature that allows the holder to exercise the October 2009 Warrants without a cash payment to the Company under certain circumstances; contain a dividend participation right which allows the holder to receive any cash dividends paid on the common stock without exercising the October 2009 Warrant and contain a provision that provides for the reduction of the exercise price to $0.01 in the event of any such payment of cash dividends by the Company or upon a change of control and contain anti-dilution provisions in the event of a stock dividend or split, dividend payment or other issuance, reorganization, recapitalization or similar event.

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

In addition, the October 2009 Investors agreed to convert all $1,000,000 in principal amount of the Notes into common stock of the Company at a conversion rate of $0.35 per share (the “Conversion Shares”), which was subsequently lowered to $0.28 as discussed below, and to exchange their remaining option to purchase an additional $4,000,000 in Notes for warrants to purchase up to 14,285,714 shares of common stock in substantially the same form and terms of the October 2009 Warrants issued in the October 2009 Financing, including an initial exercise price of $0.28 per share, subject to adjustment as provided in the warrants (the “Note Warrants”). As consideration for the October 2009 Investors to convert the Notes, the Company agreed to exchange warrants to purchase up to 2,000,000 shares of common stock issued to the October 2009 Investors in connection with the sale of the Notes, warrants to purchase up to 2,150,000 shares of common stock issued to the October 2009 Investors and one of their affiliates in connection with a financing completed in November 2005 and warrants to purchase up to 13,392,857 shares of common stock issued to the October 2009 Investors in connection with a financing completed in March 2009 (collectively, the “Prior Warrants”) for warrants to purchase up to an aggregate of 17,542,857 shares of common stock in substantially the same form and terms of the October 2009 Warrants issued in the October 2009 Financing, including an initial exercise price of $0.28 per share, subject to adjustment pursuant to the warrants (the “Exchange Warrants”) (collectively, the “Conversion”).

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

The fair value of the October 2009 Warrants, the Note Warrants and the Exchange Warrants was estimated to be $10,585,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 93%; risk free interest rate of 2.9%; and an expected life of seven years. The fair value of the Prior Warrants cancelled on October 6, 2009 was $3,352,000. The proceeds from the October 2009 Financing were allocated based upon the relative fair values of the October 2009 Warrants and the October 2009 Shares. Due to the variable strike price provision of the October 2009 Warrants, the Note Warrants and the Exchange Warrants, these warrants were deemed to be a liability under current accounting guidance and as a result the warrant liability was increased by $7,233,000 of which $6,213,000 was recorded as a charge to the Statement of Operations and $1,020,000 of proceeds from the October 2009 Financing was allocated to the value of the October 2009 Warrants.

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

The fair value of the October 2009 Put Option warrants exercised on July 30, 2010 was estimated to be $3,911,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 92.0%, risk free interest rate of 2.30% and an expected life of seven years. The proceeds from the October 2009 Put Option exercise were allocated based upon the relative fair values of the October 2009 Put Option warrants and the October 2009 Put Option shares. Due to the variable strike price provision of the October 2009 Put Option warrants, these warrants were deemed to be a liability under current accounting guidance and as a result the warrant liability was increased by $3,911,000 of which $2,882,000 was recorded as a charge to the Statement of Operations and $1,029,000 of proceeds from the October 2009 Put Option exercise was allocated to the value of the October 2009 Put Option warrants.

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

The fair value of the August 2010 Financing warrants was estimated to be $542,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 91.83%, risk free interest rate of 2.08% and an expected life of seven years. The proceeds from the August 2010 Financing were allocated based upon the relative fair values of the August 2010 Financing warrants and the August 2010 Shares. Due to the variable strike price provision of the August 2010 Financing warrants, these warrants were deemed to be a liability under current accounting guidance and, as a result, the warrant liability was increased by $542,000 of which $179,000 was recorded as a charge to the Statement of Operations and $363,000 of proceeds from the August 2010 Financing was allocated to the value of the August 2010 Warrants.

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

The fair value of the August 2010 Call Option warrants was estimated to be $912,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 90.51%, risk free interest rate of 2.89% and an expected life of seven years. The proceeds from the August 2010 Call Option exercise were allocated based upon the relative fair values of the August 2010 Call Option warrants and the August 2010 Put Option shares. Due to the variable strike price provision of the August 2010 Call Option warrants, these warrants were deemed to be a liability under current accounting guidance and as a result the warrant liability was increased by $912,000 of which $534,000 was recorded as a charge to the Statement of Operations and $378,000 of proceeds from the August 2010 Call Option exercise was allocated to the value of the August 2010 Call Option warrants.

Dividends

The Company has never paid a cash dividend on its common stock and does not anticipate paying cash dividends on its common stock in the foreseeable future. If the Company pays a cash dividend on its common stock, it also must pay the same dividend on an as converted basis on its outstanding Series B Stock. In addition, under the terms of the warrants to purchase up to 59,149,999 shares of the Company’s common stock issued to Xmark Opportunity Partners, LLC or its affiliates (“Xmark”) in four transactions (on each of October 6, 2009, July 30, 2010, August 11, 2010 and December 31, 2010), if the Company were to pay a dividend on its common stock, the exercise price of these warrants would be reset from $0.28 per share or $0.50 per share, as applicable, to $0.01 per share and the warrant holders would also be entitled receive any such dividend paid.

Warrants

As of June 30, 2011, warrants to purchase an aggregate of 60,989,999 shares of common stock were outstanding. Details of the warrants for common stock outstanding at June 30, 2011 were as follows:

Number of Shares	Exercise Price	Expiration Date
940,000	$0.28	May 2012
100,000	$0.45	May 2014
100,000	$1.00	May 2014
100,000	$1.50	May 2014
125,000	$0.65	June 2014
125,000	$1.00	June 2014
20,000	$0.39	September 2014
15,000	$0.50	September 2014
15,000	$0.60	September 2014
50,000	$0.38	April 2015
50,000	$0.50	May 2016
50,000	$1.00	May 2016
50,000	$1.50	May 2016
50,000	$2.00	May 2016
50,000	$2.50	May 2016
43,614,285	$0.28	October 2016
11,785,714	$0.28	July 2017
1,875,000	$0.50	August 2017
1,875,000	$0.50	December 2017
60,989,999	$0.30

As of June 30, 2011, one warrant to purchase an aggregate of 896,037 shares of preferred stock was outstanding. Details of the warrant for preferred stock outstanding at June 30, 2011 were as follows:

Number of Shares	Exercise Price	Expiration Date

896,037	$0.01	February 2016
896,037	$0.01

Below is a summary of warrant activity (common and preferred) for the nine months ended June 30, 2011:

		Weighted Average
	Number of Shares	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at 9/30/2010	66,901,667	$0.34	5.45	$16,278,267
Granted	3,571,037	$0.68	6.93	$2,000
Exercised	(1,336,668)	$0.28	0.66	$579,850
Expired or Canceled	(7,250,000)	$0.78	0.00	$0
Forfeited	-	$-	-	$-
Vested	-	$-	-	$-
Outstanding at 6/30/2011	61,886,036	$0.31	5.48	$10,712,700

G.	Stock-Based Compensation

Below is a summary of stock option activity for the nine months ended June 30, 2011:

		Weighted Average
	Number of Shares	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at 9/30/2010	7,921,904	$1.12	7.00	$874,345
Granted	712,500	$0.60	9.59	$788
Exercised	-	$-	-	$-
Expired or Canceled	67,458	$29.60	-	$-
Forfeited	-	$-	-	$-
Vested (RSAs)	-	$-	-	$-
Outstanding at 6/30/2011	8,566,946	$0.85	6.58	$471,870

For the nine months ended June 30, 2011, all stock options were issued with an exercise price at or above the fair market value of the Company’s common stock on the date of grant.

Below is a summary of stock option activity for the nine months ended June 30, 2010:

		Weighted Average
	Number of Shares	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at 9/30/2009	6,175,015	$1.58	6.96	$137,913
Granted	185,000	$0.35	9.53	$8,825
Exercised	-	$-	-	$-
Expired or Canceled	(1,200)	$51.25	-	$-
Forfeited	(421,250)	$0.62	-	$4,500
Vested (RSAs)	-	$-	-	$-
Outstanding at 6/30/2010	5,937,565	$1.60	6.24	$163,775

For the nine months ended June 30, 2010, all stock options were issued with an exercise price at or above the fair market value of the Company’s common stock on the date of grant.

 The details of stock options for the nine months ended June 30, 2011 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2011	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable at June 30, 2011	Weighted Average Exercise Price
$0.29-0.32	1,526,250	$0.30	7.72	1,526,250	$0.30
$0.33-0.45	2,939,750	$0.40	8.69	2,760,067	$0.40
$0.50-0.71	1,118,111	$0.59	7.84	723,947	$0.59
$0.72-0.85	721,494	$0.80	5.22	674,622	$0.80
$0.86-1.45	550,091	$0.94	5.01	550,091	$0.94
$1.50	1,256,019	$1.50	2.08	1,256,019	$1.50
$1.52-1.85	211,250	$1.84	3.23	211,250	$1.84
$2.10-5.10	171,518	$4.17	2.49	171,518	$4.17
$11.50-18.90	72,463	$12.75	0.57	72,463	$12.75
$0.29-19.00	8,566,946	$0.85	6.58	7,946,227	$0.87

Stock-based compensation expense recognized in the statement of operations is as follows (in thousands):

	For the three months ended June 30,		For the nine months ended June 30,
	2011	2010	2011	2010
Research and Development Expenses	$24	$8	$67	$41
General and Administrative Expenses	264	79	642	366
	$288	$87	$709	$407

The total deferred compensation expense for outstanding and unvested stock options for the nine months ended June 30, 2011 was approximately $318,000. The weighted average remaining recognition period for the total deferred compensation expense is approximately six months. The fair value of the options associated with the above compensation expense was determined at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the nine months ended June 30,
	2011	2010
Dividend yield	0%	0%
Expected volatility	91%	95% - 96%
Risk-free interest rate	3.5%	3.3% - 3.5%
Expected term	10 years	10 years

H.	Commitments

The Company acquires assets still in development and enters into research and development arrangements with third parties that often require milestone and royalty payments to the third party contingent upon the occurrence of certain future events linked to the success of the asset in development. Milestone payments may be required, contingent upon the successful achievement of an important point in the development life-cycle of the pharmaceutical product (e.g., approval of the product for marketing by a regulatory agency). If required by the arrangement, the Company may have to make royalty payments based upon a percentage of the sales of the pharmaceutical product in the event that regulatory approval for marketing is obtained. Because of the contingent nature of these payments, they are not included in the table of contractual obligations. No milestones have been met, nor have any payments  been paid as of June 30, 2011.

We are also obligated to pay patent filing, prosecution, maintenance and defense costs, if any, for the intellectual property we’ve licensed from National Jewish Health ("NJH"), National Jewish Medical and Research Center (the “NJMRC”)  and Duke University.

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

We have evaluated subsequent events through the issuance of these condensed consolidated financial statements and determined that no material subsequent events have occurred.

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

Operations Summary

Business

Aeolus Pharmaceuticals, Inc. is a biopharmaceutical company that is developing a platform of a new class of broad-spectrum, catalytic antioxidant compounds based on technology discovered at Duke University and National Jewish Health. These compounds, known as metalloporphyrins, scavenge reactive oxygen species (“ROS”) at the cellular level, mimicking the effect of the body’s own natural antioxidant enzyme superoxide dismutase (“SOD”). While the benefits of antioxidants in reducing oxidative stress are well-known, research with the Company’s compounds indicates that metalloporphyrins can be used to affect signaling via ROS at the cellular level. In addition, there is evidence that high-levels of ROS can affect gene expression and this may be modulated through the use of metalloporphyrins. The Company believes this could have a profound beneficial impact on people who have been exposed, or are about to be exposed, to high-doses of radiation, whether from cancer therapy or a nuclear event.

The Company’s lead compound, AEOL 10150, is a metalloporphyrin specifically designed to neutralize reactive oxygen and nitrogen species. The neutralization of these species reduces oxidative stress, inflammation, and subsequent tissue damage-signaling cascades resulting from radiation exposure. The company is developing AEOL 10150 as a medical countermeasure against the pulmonary effects of radiation exposure under a contract valued at up to $118 million with the Biomedical Advanced Research and Development Authority (“BARDA”) a division of the Department of Health and Human Services (“HHS”).  Additionally, Aeolus receives development support from the National Institutes of Health (“NIH”) for development of the compound as a medical countermeasure against radiation and chemical exposure.  Aeolus expects to file an investigational new drug application with the Medical Imaging Division of the U.S. Food and Drug Administration (“FDA”) during the fourth quarter of fiscal year 2011.

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

The Company expects to file an investigational new drug application with the oncology division of the FDA during the second half of 2011, and to begin a Phase I/II study in non-small cell lung cancer (“NSCLC”) patients upon approval of its protocol by the FDA and the appropriate Institutional Review Boards (“IRB’s”) during the second half of 2011. Radiotherapy is a key therapy in NSCLC. It is the treatment of choice for patients with unresectable Stage I-II disease, and is recommended, in combination with chemotherapy, for patients with unresectable stage IIIB disease. (Pipeline Insight: Cancer Overview – Lung, Brain, Head and Neck, Thyroid; Datamonitor 2008, 37.)

AEOL 10150 is also currently being developed as a medical countermeasure (“MCM”) for GI-ARS and pulmonary sub-syndrome of acute radiation syndrome (“Lung-ARS”), both of which are caused by exposure to radiation due to a radiological or nuclear event. To date, the GI-ARS development program has been funded by the National Institutes of Health (“NIH”) – National Institute of Allergy and Infectious Diseases (“NIAID”) through programs at the University of Maryland and Epistem, Ltd.  Until February 2011, the Lung-ARS program was principally funded by Aeolus and the work was performed at Duke University and the University of Maryland.  Since February 11, 2011, the Lung-ARS program has been funded by the U.S. Department of Health and Human Services (“HHS”) Biomedical Advanced Research and Development Authority (“BARDA”).

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

 Aeolus has an active Investigational New Drug Application (“IND”) on file with the FDA for AEOL 10150 as a potential treatment for amyotrophic lateral sclerosis (“ALS”). In the second half of 2011, the Company plans to file an IND for cancer with the oncology division of the FDA as well as with the Division of Medical Imaging Products for Lung-ARS. Extensive toxicology and pharmacology packages are already in place. Aeolus has already completed two Phase 1 safety studies in 50 humans demonstrating the drug to be safe and well tolerated. Chemistry, Manufacturing, and Controls work has been completed, and pilot lots have been prepared for scaling-up. At the current time, the Company has no plans to conduct further clinical trials in ALS.

Aeolus has two programs underway for the development of its second drug candidate, AEOL 11207, for the treatment of epilepsy and Parkinson’s disease.  These programs are being funded, in part, by private foundations, including the Michael J. Fox Foundation and Citizens United for Research in Epilepsy (CURE), and government grants.

BARDA Contract

In December 2009, Aeolus was informed by BARDA that it had been chosen to submit a full proposal for funding of its Lung-ARS program from its current stage through FDA approval, based on a summary “white paper” submitted by the Company earlier in 2009. Aeolus submitted a full proposal in February 2010. The Company was notified in July 2010 that its proposal had been chosen by BARDA, and then entered into negotiations for a development contract with the agency.

On February 11, 2011, we entered into a cost plus, fixed fee development agreement with BARDA for the advanced development of AEOL 10150 as a medical countermeasure against the pulmonary sub-syndrome of acute radiation syndrome (the “BARDA Contract”).

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

The Company recognized approximately $1,912,000 and $2,697,000 in revenue during the quarter and nine months, respectively, ended June 30, 2011 related to the BARDA Contract.

Following the commencement of the BARDA Contract, Aeolus entered into a series of agreements with various parties in furtherance of Aeolus’ efforts under the BARDA Contract, which are described in this paragraph. On February 18, 2011, Aeolus entered into a Research and Manufacturing Agreement with Johnson Matthey Pharmaceutical Materials, Inc. (d/b/a Johnson Matthey Pharma Services) (“JMPS”), pursuant to which Aeolus engaged JMPS to, among other things, assess and develop a reliable separations or manufacturing process for certain chemical compounds as required by Aeolus and to perform such additional work as may be required or agreed upon by the parties and to manufacture compounds for Aeolus.  Each project performed by JMPS under the agreement will have a detailed project description and separate fee agreement based on the nature and duration of the project and the specific services to be performed by JMPS. The term of the agreement with JMPS will continue until February 16, 2016 or the date on which all projects under the agreement have been completed or terminated. On February 23, 2011, Aeolus and Booz Allen Hamilton Inc. (“Booz Allen”) entered into a General Management Consulting Assignment, pursuant to which Aeolus engaged Booz Allen to, among other things, provide Aeolus with evaluation, operational and transitional support during the establishment and enhancement of Aeolus’ quality assurance, document management, earned value management and program management systems.  The Company has agreed to pay Booz Allen on a time-and-materials basis. On March 16, 2011, Aeolus and the Office of Research and Development of the University of Maryland, Baltimore (“UMB”) entered into a Sub-award Agreement, pursuant to which Aeolus engaged UMB to, among other things, develop a whole thorax lung irradiation model for use in studies supporting the licensure of AEOL 10150. The Sub-award Agreement is a fixed fee agreement inclusive of all direct and indirect costs. The term of the Sub-award Agreement will continue through February 10, 2012.  On April 12, 2011, Aeolus and Duke University (“Duke”) entered into a Sponsored Research Agreement (Non-Clinical), pursuant to which Aeolus engaged Duke to perform a program of scientific research entitled “Murine Studies for the Development of AEOL 10150 as a Medical Countermeasure Against ARS and DEARE” (Delayed Effects of Acute Radiation Exposure), which will include, among other things, studies and models of optimum dosing of AEOL 10150 in mice. The Company entered into the Sponsored Research Agreement in furtherance of the Company’s efforts under the BARDA Contract. The Sponsored Research Agreement is a cost plus fee agreement inclusive of all direct and indirect costs. The term of the Sponsored Research Agreement will continue through February 10, 2012, provided that it will be renewable for additional periods upon the mutual written consent of the parties.

Since February 11, 2011, the Company has been actively developing AEOL 10150 under the BARDA contract.  Among the key deliverables accomplished in the program, Aeolus has hired the necessary personnel required under the contract, initiated the radiation dose studies in mice and non-human primates (“NHP”), manufactured a non-GMP batch of material for use in animal efficacy studies, developed significant improvements to the process for manufacturing compound which will reduce the cost of producing the drug; made several discoveries related to the mechanism of damage of radiation and mechanism of action of AEOL 10150; met with the FDA to discuss the Company’s IND filing for Lung-ARS; and designed and initiated quality, reporting, risk management and project management programs required under the BARDA contract.

In September 2010, BARDA invited Aeolus to submit a full proposal in response to its “White Paper” for the development of AEOL 10150 as an MCM to chlorine gas exposure. The proposal seeks funding to take the compound from its current state to FDA approval over a three year period. Aeolus submitted its full proposal to BARDA in December 2010.  On June 28, 2011, BARDA informed Aeolus that it would not be entering into negotiation with the Company for the development of the chlorine indication at this time, but invited the Company to resubmit its proposal after completion of some of the safety and efficacy studies in the Company’s current Lung ARS program funded by BARDA.   BARDA indicated in its response that there was some overlap in the development program proposed and the current BARDA contract, and that it was already funding the radiation indication, which is a very similar program.

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

National Jewish Medical and Research Center

We have obtained an exclusive worldwide license from the NJMRC to develop, make, use and sell products using proprietary information and technology developed under a previous Sponsored Research Agreement within the field of antioxidant compounds and related discoveries. We must make milestone payments to the NJMRC in an aggregate amount of up to $250,000 upon the occurrence of certain development milestones. Our royalty payment obligations to the NJMRC under this license agreement are in the low single digits of net product sales. We are also obligated to pay patent filing, prosecution, maintenance and defense costs. This NJMRC license agreement is terminable by the NJMRC in the event of breach and otherwise expires when the last licensed patent expires.

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

Our lead compound, AEOL 10150, is expected to enter human clinical trials in oncology, where it will be used in combination with radiation therapy. AEOL 10150 has previously been tested in two Phase I clinical trials with no serious adverse events reported. The compound is also being developed as a medical countermeasure against the pulmonary sub-syndrome of acute radiation syndrome (“Pulmonary Acute Radiation Syndrome” or “Lung-ARS”) as well as the gastrointestinal sub-syndrome of acute radiation syndrome (“GI-ARS”), both caused by exposure to radiation due to a radiological or nuclear event. It is also being developed for use as a countermeasure for exposure to chemical vesicants such as chlorine gas and sulfur mustard gas. AEOL 10150 has already performed well in animal efficacy and safety studies in each of these potential indications. A significant portion of the funding for the medical countermeasure development programs to date has come from various government entities. Although we expect this funding to continue, there is no guarantee that it will.

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

We do not generate revenue from sales – only from development contracts and grants from the US government. Therefore, we must rely on public or private equity offerings, debt financings, collaboration arrangements or grants to finance our operations. Our strategy is to use non-dilutive capital wherever possible to develop our exciting platform of broad-spectrum catalytic antioxidant compounds in important unmet indications of national strategic importance. We plan to continue to leverage that capital, like the investments made by U.S. government agencies, such as The National Institute of Allergy and Infectious Diseases (“NIAID”) and National Institutes of Health’s (“NIH”) Countermeasures Against Chemical Threats (“CounterACT”), in AEOL 10150 as a medical countermeasure, to concurrently develop these promising compounds for use in significant unmet medical indications, like oncology. We are currently doing this with AEOL 10150, where we are developing the compound as a medical countermeasure against the pulmonary sub-syndrome of acute radiation syndrome under the BARDA Contract. We recognized approximately $1.9 million in revenue during the quarter related to the BARDA Contract.

Need for Additional Funds

With the BARDA Contract announced in February 2011, we believe we have adequate financial resources to fund our operations through the third quarter of fiscal 2012.  In order to fund on-going operating cash requirements beyond the third quarter of fiscal year 2012, or to accelerate or expand our oncology and other programs, however, we may need to raise significant additional funds. Our need for additional financing is discussed under “Liquidity and Capital Resources”.

Results of Operations

Three months ended June 30, 2011 versus three months ended June 30, 2010

We had net income of approximately $6,293,000 (including a non-cash adjustment for decreases in valuation of warrants of approximately $7,484,000) and net losses of approximately $4,623,000 (including a non-cash charge for decreases in valuation of warrants of approximately $3,856,000), and cash outflows from operations of approximately $818,000 and approximately $808,000 for the three months ended June 30, 2011 and June 30, 2010, respectively.

Revenue for the three months ended June 30, 2011 was approximately $1,912,000, which compares to zero revenue for the three months ended June 30, 2010. The revenue is from the collaboration with BARDA announced on February 11, 2011.  Since being awarded the BARDA Contract, we generate contract revenue from a cost-plus fee arrangement. Revenues on reimbursable contracts are recognized as costs are incurred, generally based on allowable costs incurred during the period, plus any recognizable earned fee. We consider fixed fees under cost-plus fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract.

Research and Development (“R&D”) expenses increased about $1,673,000, or 610%, to approximately $1,948,000 for the three months ended June 30, 2011 from approximately $275,000 for the three months ended June 30, 2010. The increase is primarily attributable to work related to the BARDA Contract.  R&D expenses for our antioxidant program have totaled approximately $40,245,000 from inception through June 30, 2011. We currently have eight development programs in progress:  studies of AEOL 10150 as a medical countermeasure against the effects of sulfur mustard gas and chlorine gas on the lungs, against the effects of radiation on the lungs and on the gastro-intestinal tract, and as a treatment for cancer, studies of AEOL 11207 and several other compounds as potential treatments for Parkinson’s disease and epilepsy, and a study of Hexyl as protectant against radiation exposure.  Because of the uncertainty of our research and development and clinical studies, we are unable to predict the total level of spending on the program or the program completion date. We expect R&D expenses during fiscal 2011 will be higher than fiscal 2010 because we have been awarded the BARDA Contract. However, we anticipate that much of the increase in R&D spending should be reimbursed under that contract.

General and administrative (“G&A”) expenses increased about $680,000, or 143%, to approximately $1,155,000 for the three months ended June 30, 2011 from approximately $475,000 for the three months ended June 30, 2010. Salaries and wages increased by $233,700 due to the addition of a Chief Financial Officer, a Vice President of Manufacturing, a Director of Quality Assurance and Quality Control, and Corporate Controller for the three months ended June 30, 2011 when compared to the three months ended June 30, 2010. Stock compensation expenses increased $215,812 in part due to the hiring of the aforementioned staff and also due to decreased stock compensation activity in the prior comparable period. Legal fees increased by approximately $62,000 as a result of higher reliance on our outside legal counsel for review and compliance related to SEC filings during the current quarter, as well as the review of the BARDA Contract and related contracts.

As previously disclosed, certain of our warrants to purchase common stock were deemed to be a liability upon adoption of a new accounting pronouncement on October 1, 2009. Subsequent changes to the fair market value resulted in an offsetting gain in the statements of operations of approximately $7,484,000 for the three months ended June 30, 2011, and a charge of approximately $3,856,000 for the three months ended June 30, 2010. The warrant liability and revaluations have not and will not have any impact on our working capital, liquidity or business operations.

Nine months ended June 30, 2011 versus nine months ended June 30, 2010

We had net income of approximately $2,450,000 (including a non-cash gain for decreases in valuation of warrants of approximately $5,028,000) for the nine months ended June 30, 2011, versus net losses of approximately $12,981,000 (including a non-cash charge for increases in valuation of warrants of approximately $9,899,000) for the nine months ended June 30, 2010.

Revenue for the nine months ended June 30, 2011 was approximately $3,034,000, which compares to no revenue for the nine months ended June 30, 2010. Approximately $337,000 of the revenue is from two grants awarded to us, each for approximately $244,000, under the Qualifying Therapeutic Discovery Grant Program administered by the IRS and the U.S. Department of Health and Human Services. We received payment in full for one grant in support of development of AEOL 10150 as a medical countermeasure for Lung-ARS in November and approximately $92,000 as a partial payment in support of our development of AEOL 11207 as a potential treatment for Parkinson’s Disease.  The remaining $2,697,000 was earned from work performed under the BARDA Contract.

R&D expenses increased about $2,160,000, or 244%, to approximately $3,045,000 for the nine months ended June 30, 2011 from approximately $885,000 for the nine months ended June 30, 2010. The increase is primarily attributable to work related to the BARDA Contract.  We currently have eight development programs in progress:  studies of AEOL 10150 as a medical countermeasure against the effects of sulfur mustard gas and chlorine gas on the lungs, against the effects of radiation on the lungs and on the gastro-intestinal tract, and as a treatment for cancer, studies of AEOL 11207 and several other compounds as potential treatments for Parkinson’s disease and epilepsy, and a study of Hexyl as protectant against radiation exposure.

 G&A expenses increased about $1,208,000, or 90%, to approximately $2,546,000 for the nine months ended June 30, 2011 from approximately $1,337,000 for the nine months ended June 30, 2010. Salaries and wages increased by $364,000 due to hiring a Chief Financial Officer, a Vice President of Manufacturing, a Director of Quality Assurance and Quality Control, and a Corporate Controller, and increased salaries for existing staff during the nine months ended June 30, 2011. Stock compensation expenses increased $307,000 in part due to the hiring of the aforementioned staff and also due to decreased stock compensation activity in the prior comparable period. Legal fees increased by approximately $153,000 as a result of higher reliance on our outside legal counsel for review and compliance  related to financings and SEC filings during the current quarter, as well as the review of the BARDA Contract and related contracts.

We incurred interest expense of approximately $21,000 for the nine months ended June 30, 2011 compared to interest expense of approximately $860,000 for the nine months ended June 30, 2010. The decrease in interest expense is the result of the conversion of notes payable to equity in the nine months ended June 30, 2010.

As previously disclosed, certain of our warrants to purchase common stock were deemed to be a liability upon adoption of a new accounting pronouncement on October 1, 2009. Subsequent changes to the fair market value resulted in an offsetting gain in the statements of operations of approximately $5,028,000 for the nine months ended June 30, 2011, and a charge of approximately $9,899,000 for the nine months ended June 30, 2010. The warrant liability and revaluations have not and will not have any impact on our working capital, liquidity or business operations.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $883,000 on June 30, 2011, and approximately $2,355,000 on September 30, 2010.  The decrease in cash was primarily due to the funding of expenses from operations, which was offset by $990,000 in net proceeds from the December 2010 financing, contract revenue from the BARDA Contract and the two awards from the IRS.

We had net income of approximately $6,293,000 (including a non-cash adjustment for decreases in valuation of warrants of approximately $7,484,000) and net income of approximately of approximately $3,778,000 (including a non-cash adjustment for decreases in valuation of warrants of approximately $4,746,000) for the three months ended June 30, 2011 and for the three months ended March 31, 2011, respectively. For the same periods, we had cash outflows from operations of approximately $817,000 and approximately $1,408,000. We expect to incur additional losses and negative cash flow from operations during the remainder of fiscal year 2011 and for several more years.

In October 2010, we were notified that we had been awarded the maximum amount, of about $244,000, under the Qualifying Therapeutic Discovery Program (the “QTDP”), which is administered by the IRS and the U.S. Department of Health and Human Services (“HHS”), in support of our development of AEOL 10150 as a medical countermeasure (“MCM”) for Lung-ARS.  In November 2010, we received approximately $244,000 from the IRS as full payment for the Lung-ARS award. In October 2010, we were also notified that we had been awarded the maximum amount, of approximately $244,000, under the QTDP in support of our development of AEOL 11207 as a potential treatment for Parkinson’s Disease.  In November 2010, we received approximately $92,000 from the IRS as an initial payment for the Parkinson’s program award. The balance of about $152,000 would be paid after we file our 2010 fiscal year tax return if we spend about $303,000 on the Parkinson’s program during the fiscal year.  Currently, we do not expect to spend the required amounts to collect on the remaining $152,000 of the award.

On February 11, 2011, we were awarded a contract by BARDA to fund the development of AEOL 10150 as an MCM for Lung-ARS from its current status to FDA approval in response to Special Instructions Amendment 4 to a Broad Agency Announcement (BAA-BARDA-09-34) for advanced research and development of medical countermeasures for chemical, biological, radiological and nuclear threats.  The contract value could be up to $118.4 million depending on options exercised by BARDA and the requirements for approval by the FDA.  Under the BARDA Contract, substantially all of the costs of the development of AEOL 10150 as a medical countermeasure for pulmonary injuries resulting from an acute exposure to radiation from a radiological/nuclear accident or attack, particularly injuries associated with ARS or Delayed Effects of Acute Radiation Exposure (“DEARE”) would be paid for by the U.S. government through BARDA funding.  We recognized approximately $1,912,000 in revenue during the quarter related to the BARDA Contract.

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

Since the terms of the BARDA Contract include provisions to cover some general corporate overhead as well as a small provision for profit, the result on our liquidity is that our projected cash burn has been reduced.  We believe we have adequate financial resources to conduct operations through the third quarter of fiscal year 2012, but in order to fund on-going operating cash requirements beyond that point, or to further accelerate or expand our programs, we expect to need to raise significant additional funds in order to pursue our oncology program.

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

Critical Accounting Policies and Estimates

Revenue Recognition

We do not currently generate revenue from product sales, but do generate revenue from the BARDA Contract.  We recognize revenue from the BARDA Contract in accordance with the authoritative guidance for revenue recognition.  Revenue is recognized when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery (or passage of title) has occurred or services have been rendered, (iii) the seller’s price to the buyer is fixed or determinable, and (iv) collectability is reasonably assured.  We also comply with the authoritative guidance for revenue recognition regarding arrangements with multiple deliverables.

The BARDA Contract is classified as a “cost-plus-fixed-fee” contract. We recognize government contract revenue in accordance with the authoritative guidance for revenue recognition including the authoritative guidance specific to federal government contracts. Reimbursable costs under the contract primarily include direct labor, subcontract costs, materials, equipment, travel, and indirect costs. In addition, we receive a fixed fee under the BARDA Contract, which is unconditionally earned as allowable costs are incurred and is not contingent on success factors. Reimbursable costs under this BARDA Contract, including the fixed fee, are generally recognized as revenue in the period the reimbursable costs are incurred and become billable.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is presently limited to the interest rate sensitivity of our cash and cash equivalents, which is affected by changes in the general level of U.S. interest rates. However, we believe that we are not subject to any material market risk exposure and do not expect that changes in interest rates would have a material effect upon our financial position. A hypothetical 10% change in interest rates would not have a material effect on our Statements of Operations or Cash Flows for the nine months ended June 30, 2011. We do not have any foreign currency or other derivative financial instruments.

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

Unfortunately, the Form 10-K was inadvertently filed with the SEC by the outside vendor before we had completed our normal filing procedures, including final proofing. Accordingly, the Form 10-K filed on December 29, 2010 did not include certain comments provided to the outside vendor prior to the time that the Form 10-K was filed with the SEC.

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

Evaluation of Disclosure Controls and Procedures as of June 30, 2011

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

Changes in Internal Control over Financial Reporting

Except as noted above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION
Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

N/A.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit #		Description
10.1	† *	Sponsored Research Agreement (Non-Clinical), dated April 12, 2011, by and between the Company and Duke University.
31.1		Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).
31.2		Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).
32.1		Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	+	XBRL Instance Document
101.SCH	+	XBRL Taxonomy Extension Schema Document
101.CAL	+	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	+	XBRL Taxonomy Extension Presentation Linkbase Document

+  XBRL Interactive Data File will be filed by amendment to this Form 10-Q within 30 days of the filing date of this Form 10-Q, as permitted by Rule 405(a)(2)(ii) of Regulation S-T.

† Confidential treatment has been granted with respect to certain provisions of this agreement. Omitted portions have been filed separately with the Securities and Exchange Commission.

* Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 16, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 15, 2011
AEOLUS PHARMACEUTICALS, INC.

By   /s/ John L. McManus
John L. McManus
President and Chief Executive Officer
(Principal Executive Officer)

By   /s/ Russell Skibsted
Russell Skibsted
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)