Form 10-Q/A
period 2011-08-17
AEOLUS PHARMACEUTICALS, INC.
filed 2011-09-12
CIK 1261734

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

EXPLANATORY NOTE

Aeolus Pharmaceuticals, Inc. (the “Company”) is filing this amendment (this “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (the “Form 10-Q”), filed with the U.S. Securities and Exchange Commission on August 15, 2011, solely to furnish the documents formatted in XBRL (Extensible Business Reporting Language) included as Exhibit 101 hereto.  As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 was required to be furnished by amendment within 30 days of the filing date of the original Form 10-Q.  Pursuant to Rule 406T of Regulation S-T, the interactive data file furnished as Exhibit 101 hereto is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and is otherwise not subject to liability under these sections.

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

PART II.  OTHER INFORMATION

Item 6.                      Exhibits

Exhibit #		Description
10.1	(1) † *	Sponsored Research Agreement (Non-Clinical), dated April 12, 2011, by and between the Company and Duke University.
31.1	(1)	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).
31.2	(1)	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).
32.1	(2)	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	+	XBRL Instance Document
101.SCH	+	XBRL Taxonomy Extension Schema Document
101.CAL	+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	+	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2011.

(2) Previously furnished as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2011.

† Confidential treatment has been granted with respect to certain provisions of this agreement. Omitted portions have been filed separately with the Securities and Exchange Commission.

* Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 16, 2011.

+ Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, the interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 9, 2011
AEOLUS PHARMACEUTICALS, INC.

By   /s/ John L. McManus
John L. McManus
President and Chief Executive Officer
(Principal Executive Officer)

By   /s/ Russell Skibsted
Russell Skibsted
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)