Form 10-K
period 2011-09-30
AEOLUS PHARMACEUTICALS, INC.
filed 2011-12-27
CIK 1261734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

____________
FORM 10-K

____________
(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to__________

Commission File Number 0-50481

____________

AEOLUS PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

____________

Delaware (State or other jurisdiction of incorporation or organization)	56-1953785 (I.R.S. Employer Identification No.)

26361 Crown Valley Parkway, Suite 150 Mission Viejo, California (Address of principal executive offices)	92691 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant based upon the average of the bid and asked price on the OTC Bulletin Board as of March 31, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $11,852,910. Shares of common stock held by each executive officer and director and by each other stockholder who owned 10% or more of the outstanding common stock as of such date have been excluded in that such stockholder might be deemed to be an affiliate of the registrant. This determination of affiliate status might not be conclusive for other purposes.

As of December 21, 2011, the registrant had 60,470,718 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the registrant’s 2012 Annual Meeting of Stockholders are incorporated herein by reference into Part III hereof.

AEOLUS PHARMACEUTICALS, INC.
ANNUAL REPORT ON FORM 10-K
Table of Contents

Page

PART IV		104

	Item 15. Exhibits and Financial Statement Schedules	104

-i-

PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that relate to future events or our future financial performance. You can identify forward-looking statements by terminology such as “may,” “might,” “will,” “could,” “should,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. Our actual results might differ materially from any forward-looking statement due to various risks, uncertainties and contingencies, including but not limited to those identified in Item 1A entitled “Risk Factors” beginning on page 42 of this report, as well as those discussed in our other filings with the Securities and Exchange Commission (the “SEC”) and the following:

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

Item 1.    Business.

General

Overview

Aeolus Pharmaceuticals, Inc. (“we,” “us” or the “Company”) is a Southern California-based biopharmaceutical company leveraging significant government investment to develop a platform of novel compounds in oncology and biodefense.  The platform consists of over 200 compounds licensed from Duke University (“Duke”) and National Jewish Health (“NJH”).

Our lead compound, AEOL 10150, is being developed as a medical countermeasure (“MCM”) against the pulmonary sub-syndrome of acute radiation syndrome (“Pulmonary Acute Radiation Syndrome” or “Lung-ARS”) as well as the gastrointestinal sub-syndrome of acute radiation syndrome (“GI-ARS”). Both syndromes are caused by acute exposure to high levels of radiation due to a radiological or nuclear event. It is also being developed for use as a MCM for exposure to chemical vesicants such as chlorine gas, sulfur mustard gas and nerve agents. AEOL 10150 has already demonstrated safety and efficacy in animal studies in each of these potential indications.  AEOL 10150 has previously been tested in two Phase I clinical trials in humans with no serious adverse events reported. A Phase I study in healthy normal volunteers is expected to be completed in 2012. A Phase II study in oncology, where AEOL 10150 will be used in combination with radiation and chemotherapy, is planned for 2013.

We were incorporated in the State of Delaware in 1994. Our common stock trades on the OTCQB under the symbol “AOLS.” Our principal executive offices are located at 26361 Crown Valley Parkway, Suite 150 Mission Viejo, California 92691, and our phone number at that address is (949) 481-9825. Our website address is www.aeoluspharma.com. However, the information on, or that can be accessed through our website is not part of this report. We also make available, free of charge through our website, our most recent annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

Strategy

Our strategy is to use non-dilutive capital wherever possible to develop our exciting platform of broad-spectrum, catalytic antioxidant compounds in important unmet medical indications of clinical and national strategic importance.

We are currently executing this strategy with our lead compound, AEOL 10150, where we are leveraging a substantial (up to $118.4 million) government investment in the development of AEOL 10150 as a MCM for Lung-ARS to develop the compound for use in combination with radiation and chemotherapy for cancer.

To date, we, and/or our research collaborators, have been awarded more than $150 million in non-dilutive funding for two of our leading compounds, AEOL 10150 and AEOL 10171 (also known as Hexyl).  This includes grants and contracts from U.S. government agencies, such as the Biomedical Advanced Research and Development Authority (“BARDA”), a division of the Department of Health and Human Services (“HHS”), The National Institutes of Health (“NIH”), the National Institute of Allergy and Infectious Diseases (“NIH-NIAID”) and the National Institutes of Health’s Countermeasures Against Chemical Threats (“NIH-CounterACT”).  Additionally, research is currently being conducted on several other compounds, including AEOL 11207 and similar compounds, which is funded by private foundations, such as the Michael J. Fox Foundation and Citizens United for Research in Epilepsy (“CURE.”).

The expected benefit of this strategy is twofold.  First, a significant portion of the research to be completed under the government funding mechanisms, particularly the contract with BARDA is applicable to our AEOL 10150 development program for radiation therapy and oncology.  In addition to funding the development of the compound for the target indication of Lung-ARS, the contract with BARDA benefits our oncology development program through data generated in areas like safety, toxicology, pharmacokinetics and Chemistry, Manufacturing and Controls (“CMC”).   Second, the purpose of the BARDA development contract is to fund AEOL 10150 so that procurements can be made for the national stockpile.  Procurements may be made if either the drug meets the requirements for approval by the U.S. Food and Drug Administration (the “FDA”) under the “Animal Rule” or under an Emergency Use Authorization (“EUA”).  Most of BARDA’s procurements to date have been under an EUA.  We expect to file an EUA for AEOL 10150 as a MCM for Lung-ARS as early as mid-2013.

Procurements could generate significant cash and profit that could be re-invested to further develop AEOL 10150 for radiation oncology indications (and other compounds for additional indications).   The amount of any potential procurements is undisclosed by BARDA at this time and is unknown to us. Based on publicly available information, as well as other procurements made by the agency under EUAs, we believe the agency may purchase sufficient courses of therapy to treat a minimum of several hundred thousand people.  This would provide sufficient funding to complete numerous clinical studies, including potentially large Phase III programs in radiation oncology.  This funding would allow us to fund these studies without having to partner the compounds or to raise as much money through equity offerings, which would lead to greater value for our stockholders.

Business Overview

We are developing a new class of broad-spectrum, catalytic antioxidant compounds based on technology discovered at Duke University and National Jewish Health, developed by Drs. Irwin Fridovich, Brian Day and others. Dr. Fridovich discovered Superoxide Dismutase (“SOD”), which is a central enzyme in the human body for the detoxification of harmful oxygen free radicals formed by the metabolism of organisms.  One source of increased production of free radicals is exposure to ionizing radiation.

These compounds, known as metalloporphyrins, scavenge reactive oxygen species (“ROS”) at the cellular level, mimicking the effect of the body’s own natural antioxidant enzyme, SOD. While the benefits of antioxidants in reducing oxidative stress are well-known, research with our compounds indicates that metalloporphyrins can be used to affect signaling via ROS at the cellular level. In addition, there is evidence that high-levels of ROS can affect gene expression and this may be modulated through the use of metalloporphyrins. We believe this could have a profound beneficial impact on people who have been exposed, or are about to be exposed, to high-doses of radiation, whether from cancer therapy or a nuclear event.

Our lead compound, AEOL 10150, is a metalloporphyrin specifically designed to neutralize reactive oxygen and nitrogen species. The neutralization of these species reduces oxidative stress, inflammation, and subsequent tissue damage-signaling cascades resulting from radiation or chemical exposure. We are developing AEOL 10150 in both oncology and as a biodefense medical countermeasure.

AEOL 10150 is currently being developed as a MCM for GI-ARS and Lung-ARS, both of which are caused by exposure to high levels of radiation due to a radiological or nuclear event. On February 11, 2011, we signed an agreement with BARDA for the development of AEOL 10150 as a MCM against Lung-ARS (the “BARDA Contract”). Pursuant to the BARDA Contract we will receive approximately $10.4 million in the first year base period.  We may receive up to an additional $108 million in options exercisable over four years following the first year base period. If all of the options are exercised by BARDA, the total value of the contract is approximately $118.4 million.  Also, pursuant to the BARDA Contract, we expect to file an EUA as early as mid-2013.  Once the EUA is filed, it would be possible for BARDA to begin procuring the drug for the strategic national stockpile. Procurements from BARDA may result in significant revenues for our company.

Until February 2011, the Lung-ARS program was principally funded by us and the work was performed at Duke University and the University of Maryland. Since February 11, 2011, substantially all of the costs for the Lung-ARS program have been funded by the BARDA Contract. To date, the GI-ARS development program has been funded by the NIH-NIAID through programs at the University of Maryland and Epistem, Ltd., and the chlorine and mustard gas programs have been funded by NIH-CounterACT through programs at National Jewish Health and the University of Colorado.

We are leveraging the significant investment made by U.S. government agencies to develop this promising compound for use in oncology indications, where it would be used in combination with radiation and chemotherapy, and is currently in development for use as both a therapeutic and prophylactic drug. Studies have already demonstrated that AEOL 10150 does not interfere with the benefit of radiation therapy in prostate and lung cancer preclinical studies and has its own anti-tumor activity as well.

Upon the successful completion of the Phase I study and approval of a protocol by the FDA and the appropriate Institutional Review Boards (“IRBs”), we expect to begin a Phase II study in non-small cell lung cancer (“NSCLC”) patients. Radiation therapy is a key therapy in NSCLC. It is the treatment of choice for patients with unresectable Stage I-II disease, and is recommended, in combination with chemotherapy, for patients with unresectable stage IIIB disease. (Pipeline Insight: Cancer Overview – Lung, Brain, Head and Neck, Thyroid; Datamonitor 2008, 37.).  Radiation therapy lowers the level of the lung’s surfactant, a substance that helps the lungs expand. This can result in a dry cough or shortness of breath.  Radiation pneumonitis is an inflammatory response of the lungs to radiation, which can occur one to six months following the completion of radiation therapy. Pulmonary fibrosis, which refers to the formation of scar tissue in the lungs, can also occur from radiation therapy for lung cancer.

NIAID’s Radiation/Nuclear Medical Countermeasures development program is currently testing AEOL 10150 as a countermeasure for GI-ARS caused by exposure to high levels of radiation due to a radiological or nuclear event. Similarly, the NIH-CounterACT program has tested, and continues to test, AEOL 10150 as a medical countermeasure for exposure to chemical vesicants such as chlorine gas and mustard gas. In September 2010, BARDA invited us to submit a full proposal in response to our white paper for the development of AEOL 10150 as an MCM to chlorine gas exposure. BARDA also informed us that it had not accepted the white paper for sulfur mustard gas. The proposal sought funding to take the compound from its current state to FDA approval over a three year period. We submitted our full proposal to BARDA in December 2010. On June 28, 2011, BARDA informed us that it would not be entering into negotiation with us for the development of the chlorine indication at this time, but invited us to resubmit our proposal after completion of some of the safety and efficacy studies in our current Lung-ARS program funded by BARDA. BARDA indicated in its response that there was some overlap in the development program proposed and the current BARDA Contract, and that it was already funding the radiation indication, which is a very similar program. In October 2011, we announced that National Jewish Health was awarded a $12.5 million contract from NIH-CounterACT to continue the development of AEOL 10150 as a MCM against chlorine gas exposure. Also included in the grant is support for research in looking at tissue plasminogen activator (TPA) and Silabilin as MCMs against sulfur mustard gas exposure. The ultimate objective of the sulfur mustard and chlorine gas work at National Jewish Health will be to complete all work necessary to initiate pivotal efficacy studies for both indications.  This would include: running efficacy studies in the rat model for higher doses of sulfur mustard and chlorine gas; establishing endpoints, optimal dosing and duration of treatment for pivotal efficacy studies; and characterizing the natural history from sulfur mustard and chlorine gas damage. NIH-CounterACT has also awarded a contract, worth approximately $735,000, to the University of Colorado to develop AEOL 10150 as a MCM against nerve agents.

AEOL 10150 has already performed well in animal safety studies, been well-tolerated in two human clinical safety studies, demonstrated efficacy in two species in acute radiation syndrome (“ARS”) studies and demonstrated statistically significant survival efficacy in an acute radiation-induced lung injury model. AEOL 10150 has also demonstrated efficacy in validated animal models for GI-ARS, chlorine gas exposure, and sulfur mustard gas exposure. Efficacy has been demonstrated in Lung-ARS in both mouse and non-human primate studies (“NHP”), with AEOL 10150 treated groups showing significantly reduced weight loss, inflammation, oxidative stress, lung damage, and most importantly, mortality in the mouse study. Therapeutic efficacy was demonstrated when delivered after exposure to radiation (24 hours after exposure for mice in the GI-ARS study and NHPs in the Lung-ARS studies, and two hours after exposure for mice in the Lung-ARS studies).

We have an active Investigational New Drug Application (“IND”) on file with the FDA for AEOL 10150 as a potential treatment for amyotrophic lateral sclerosis (“ALS”). During the first quarter of 2012, we expect to file an IND for Lung-ARS with the Division of Medical Imaging Products.  In the second half of 2012, we plan to file an IND for cancer with the oncology division of the FDA, and may also file INDs for the GI-ARS and chlorine gas indications.   We have already completed two Phase I safety studies in 50 humans demonstrating that the drug is safe and well tolerated. CMC work has been completed, pilot lots have been prepared and production is beginning to scale up under the BARDA Contract. Currently, we have no plans to conduct further clinical trials in ALS.

We have two programs underway for the development of our second drug candidate, AEOL 11207, for the treatment of epilepsy and Parkinson’s disease. These programs are being funded, in part, by private foundations, including the Michael J. Fox Foundation, CURE and government grants.

Our third drug candidate, AEOL 10171 (also known as Hexyl), is the subject of a $20 million research grant from NIH-NIAID, for development as a potential MCM for ARS.

Aeolus’ Catalytic Antioxidant Program

The findings of research on natural antioxidant enzymes and antioxidant scavengers support the concept of antioxidants as a broad new class of therapeutic drugs, if certain limitations noted below could be overcome. We established our research and development program to explore and exploit the therapeutic potential of small molecule catalytic antioxidants. We have achieved our initial research objectives and begun to extend our preclinical accomplishments into non-clinical studies, clinical trials and drug development programs.

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

We created a class of small molecules that consume reactive oxygen and nitrogen species catalytically; that is, these molecules are not themselves consumed in the reaction. Our class of compounds is a group of manganoporphyrins (an anti-oxidant containing manganese) that retain the benefits of antioxidant enzymes, are active in animal models of disease and, unlike the body’s own enzymes, have properties that make them suitable drug development candidates.

Our most advanced compound, AEOL 10150 (Figure 1), is a small molecule, broad-based, catalytic antioxidant that has shown the ability to scavenge a broad range of reactive oxygen species, or free radicals. As a catalytic antioxidant, AEOL 10150 mimics, and thereby amplifies, the body’s natural enzymatic systems for eliminating these damaging compounds. Because oxygen- and nitrogen-derived reactive species are believed to have an important role in the pathogenesis of many diseases, we believe that our catalytic antioxidants and AEOL 10150 may have a broad range of potential therapeutic uses.

Figure 1

AEOL 10150 Overview
Product type Catalytic antioxidants (manganoporphyrin)
Administration route Subcutaneous administration; self-injection possible
Indications in Development Adjunct to radiation therapy Pulmonary  ARS/DEARE GI ARS/DEARE Hematopoietic ARS/DEARE
TRL Level TRL7/8 for Pulmonary Effects of ARS/DEARE
Regulator Status Active INF (IND-67741)
Clinical Status Phase 1 (2 studies, 50 patients total 37 treated, 13 placebo)

AEOL 10150 has shown efficacy in a variety of animal models as a protectant against radiation injury, sulfur mustard gas exposure, ALS, stroke, pulmonary diseases, and diabetes. We filed an IND for AEOL 10150 in April 2004, under which clinical trials were conducted as more fully described below under the heading “AEOL 10150 in Amyotrophic Lateral Sclerosis.” In 2012, we plan to file an IND for Lung-ARS with the medical imaging products division of the FDA and an additional IND with the oncology division of the FDA. For a more detailed description of antioxidants see the section below under the heading “Background on Antioxidants.”

AEOL 10150 Medical Countermeasure Development Program

AEOL 10150 has performed well in animal safety studies, was well-tolerated in two human clinical trials, and has demonstrated statistically significant survival efficacy in an acute radiation-induced lung injury model. AEOL 10150 has also demonstrated efficacy in validated animal models for GI-ARS, chlorine gas exposure, sulfur mustard gas exposure and nerve agent exposure. Based on this research, Aeolus and it’s research partners have been awarded in excess of $139 million for the development of AEOL 10150 as a dual-use, broad spectrum medical countermeasure.  The table below details the indications currently under development and the sources of funding from the US Government.

Indication	Funding Source	Amount of Grant/Contract	Research Partners
Lung ARS	BARDA	Up to $118.4 Million	Duke University University of Maryland
GI ARS	NIH-NIAID	Undefined	Epistem, Ltd. University of Maryland
Chlorine Gas	NIH CounterACT	$20.3 Million	National Jewish Health
Mustard Gas	NIH CounterACT	Part of the NIH-CounterACT contract above	National Jewish Health University of Colorado
Nerve Agents	NIH CounterACT	$735,000	University of Colorado
Phosgene	Institute of Chemical Defense	Undefined	Institute of Chemical Defense

AEOL 10150 as a potential medical countermeasure against the effects of Pulmonary Acute Radiation Syndrome

Overview

During recent years, the threat of nuclear attack on U.S. soil has increased. The lack of efficient post-exposure treatments for victims experiencing acute radiation toxicity presents a serious problem should an attack with a radiological device occur.

Immediately after exposure, the most critical components of acute radiation syndrome are the hematopoietic (bone marrow) and early-onset GI-ARS because symptoms begin very quickly and can be lethal. However, depending on the level and location of radiation exposure, much of the lethality of both hematopoietic and early-onset gastrointestinal syndromes are potentially avoidable with proper treatment, including supportive care (fluids and antibiotics) and Neupogen (granulocyte colony-stimulating factor, or G-CSF), leaving complications to later responding tissues, like the lungs, subsequently becoming a major problem, and in some cases, becoming a cause of death.

In situations of accidental exposure, it was initially assumed that a whole-body dose exceeding 10 Gray (“Gy”) was inevitably fatal. However, experience with nuclear accident victims suggests that when patients survive gastrointestinal and bone marrow syndromes, respiratory failure becomes a major cause of death. This effect is known as a delayed effect of acute radiation exposure (“DEARE”).

Research has shown that damage associated with the exposure to upper half body irradiation or total body irradiation is an acute, but delayed, onset of radiation pneumonitis (inflammation of lung tissue) followed by lung fibrosis (scarring caused by inflammation).The incidence of radiation pneumonitis rises very steeply at relatively low radiation doses. A nuclear incident is likely to result in a wide, inhomogeneous distribution of radiation doses to the body that allows hematological recovery. But a higher exposure to the thorax leaves open the risk of serious pulmonary complications.

For the government, interested in saving as many citizens’ lives as possible, it makes little sense to provide care to allow people to survive the short-term effects of radiation exposure following an event, to merely have them die several weeks or months later due to the delayed effects of radiation exposure.

AEOL 10150 has already performed well in animal safety studies, been well-tolerated in two human clinical trials, demonstrated efficacy in two species in ARS studies and demonstrated statistically significant survival efficacy in an acute radiation-induced lung injury model. AEOL 10150 has also demonstrated efficacy in validated animal models for GI-ARS, chlorine gas exposure, and sulfur mustard gas exposure. Efficacy has been demonstrated in both Lung-ARS and DEARE in both rodent and NHP studies, with AEOL 10150 treated groups showing significantly reduced weight loss, inflammation, oxidative stress, lung damage, and most important, mortality. Therapeutic efficacy was demonstrated when delivered after exposure to radiation (24 hours after exposure for mice in the GI-ARS studies and NHPs in the Lung-ARS studies, and two hours after exposure for mice in the Lung-ARS studies).We expect to look at longer post exposure periods in future studies.

Pre-clinical studies

Clinical experience and experience with nuclear accident victims points out that one of the primary concerns associated with radiation exposure is an acute, but delayed onset of radiation pneumonitis with an incidence that rises very steeply at relatively low radiation doses (to 90-percent occurrence at 11 Gy). To evaluate AEOL 10150’s ability to mitigate acute radiation-induced lung injury, mice were exposed to 15 Gy of upper half body irradiation (“UHBI”) and subsequently treated with AEOL 10150.

In a study led by Zeljko Vujaskovic, M.D., Ph.D. at Duke University Medical Center, C57BL/6 female mice were randomized into six groups. Each of the groups was paired to include irradiated and non-irradiated groups of animals that were untreated, treated with a low dose (10 mg/kg) of AEOL 10150, or treated with a high dose of AEOL 10150 (20 mg/kg). Animals received treatments subcutaneously beginning 2 hours after irradiation (20 and 40 mg/kg initial loading dose, respectively) followed by a maintenance dose of half the initial dose three times per week for 4 weeks. Survival, wet lung weights and body weights, histopathology, and immunohistochemistry were used to assess lung damage. Results demonstrate that treatment with AEOL 10150 increased survival (Fig.6), maintained body weight (Fig.7), protected lung tissue (Fig.8 and 9), and reduced oxidative stress (via DNA and protein oxidation analysis) compared with untreated irradiated animals.

Percent Survival 0% 20% 40% 60% 80% 100%
Days After Irradiation 0 5 10 15 20 25 30 35 40 42
Unirradiated, Untreated
Irradiated, Mock Treatment
Irradiated, AEOL 10150 Treated (Low Dose)
Irradiated, AEOL 10150 Treated (High Dose)

Figure 2. Kaplan Meier survival curves for C57BL/6J mice after upper half body irradiation. The survival data displayed that there were no deaths in the sham-irradiated animals and animals receiving drug alone. In contrast, 9/20 (45%) of the animals that received 15 Gy UHBI died during the 6-week follow-up period. Treatment with low/high doses of AEOL 10150 markedly reduced radiation-induced mortality to only 10% (2/20).

Figure 3. Average body weight changes among groups. UHBI alone mice demonstrated significant weight loss beginning 3 weeks post-exposure compared with UHBI + low/high doses of AEOL 10150 groups.
Bodyweight (Grams)
13 14 15 16 17 18 19 20
Weeks Post-Irradiation 0 1 2 3 4 5 6
Unirradiated, Untreated
Irradiated, Mock Treatment
Irradiated, AEOL 10150 Treated (Low Dose)
Irradiated, AEOL 10150 Treated (High Dose)

Figure 4. Wet lung weights. Wet lung weights were measured as an index of pulmonary edema and consolidation. UHBI alone mice had significantly higher wet lung weights than did the UHBI + low/high doses AEOL 10150 groups.*=p < 0.05
Percent of Control Group Wet Lung Weight
90% 95% 100% 105% 110% 115% 120% 125% 130% 135% 140%
Unirradiated, Untreated
Irradiated, Mock Treatment
Irradiated, AEOL 10150 Treated (Low Dose)
Irradiated, AEOL 10150 Treated (High Dose)

Figure 5. Hematoxylin and Eosin Staining of Lung Tissue. Lung histology at 6 weeks revealed a significant decrease in lung structural damage in UHBI + low/high doses of AEOL 10150 groups, in comparison with UHBI alone. 20x magnification.
Unirradiated, Untreated
Irradiated, Mock Treatment
Irradiated, AEOL 10150 Treated (Low Dose)
Irradiated, AEOL 10150 Treated (High Dose)

Data from a study in which AEOL 10150 was administered to 40 mice that had been exposed to radiation also show a statistically significant increase in survival rates among mice that were treated with AEOL 10150 compared to controls. Additionally, mice receiving AEOL 10150 experienced a reversal in weight loss seen in the untreated mice. The six month study, led by Zeljko Vujaskovic, M.D., Ph.D. at Duke University Medical Center, was designed to test the efficacy of AEOL 10150 as a treatment for damage to the lungs due to exposure to radiation. At 45 days, all of the animals in the untreated group had either died or been sacrificed based on animal care rules. The remaining animals that received AEOL 10150 did not need to be sacrificed based on animal care rules, but a majority were sacrificed in order to increase the numbers that could be compared to the untreated animals sacrificed at 45 days, since there would be no untreated animals for comparison at the end of six months. In addition to the statistically significant (P< 0.05) survival advantage, statistically significant differences in body weights and wet lung weights were seen over the first six weeks of the study. Untreated mice experienced a steady decline in body weight over the six weeks, while treated animals experienced weight gain that was just slightly less than that seen in the controls (animals not receiving radiation). AEOL 10150 also demonstrated statistically significant reductions in markers for oxidative stress and inflammation, which were secondary endpoints for the study.

A number of other preclinical studies by Zeljko Vujaskovic, MD, PhD; Mitchell Anscher, MD, et al at Duke University have demonstrated the efficacy of AEOL 10150 in radioprotection of normal tissue. Chronic administration of AEOL 10150 by continuous, subcutaneous infusion for 10 weeks has demonstrated a significant protective effect from radiation-induced lung injury in rats. Female Fisher 344 rats were randomly divided into four different dose groups (0, 1, 10 and 30 mg/kg/day of AEOL 10150), receiving either short-term (one week) or long-term (ten weeks) drug administration via osmotic pumps. Animals received single dose radiation therapy of 28 Gy to the right hemithorax. Breathing rates, body weights, histopathology and immunohistochemistry were used to assess lung damage. For the long term administration, functional determinants of lung damage 20 weeks post-radiation were significantly decreased by AEOL 10150. Lung histology at 20 weeks revealed a significant decrease in structural damage and fibrosis. Immunohistochemistry demonstrated a significant reduction in macrophage accumulation, collagen deposition and fibrosis, oxidative stress and hypoxia in animals receiving radiation therapy along with AEOL 10150. Figure 6 below shows a semi-quantitative analyses of lung histology at 20 weeks which revealed a significant decrease in structural damage and its severity in animals receiving 10 and 30 mg/kg/day after radiation in comparison to radiation therapy along with placebo group or radiation therapy along with 1 mg/kg of AEOL 10150 (p = 0.01).

Figure 6

Figure 6 above shows that AEOL 10150 treatment decreases the severity of damage and increases the percentage of lung tissue with no damage from radiation therapy (Rabbani et al Int J Rad Oncol Biol Phys 67:573-80, 2007).
No Damage Mild Moderate-Severe
Distribution of Injury (% age)
0% 20% 40% 60% 80% 100%
RT+PBS RT+1mg AEOL10150 RT+10mg AEOL10150 RT+30mg AEOL10150

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

In 2011, we announced positive results from study of AEOL 10150 and Neupogen(R) as combination therapy for treatment of ARS.  The study was conducted by Christie Orschell, PhD of Indiana University. The primary endpoint of the study was to determine drug-drug interactions between Neupogen® and AEOL 10150, as well as to monitor safety and tolerability of the two treatments given simultaneously. Results of the study confirmed that AEOL 10150 does not interfere with the positive effects of Neupogen® on the hematopoietic, or bone marrow, syndrome of Acute Radiation Syndrome (ARS), and the two products in combination were safe and well tolerated.

The study entitled "Pilot Study to Test the Effects of Aeolus 10150 on Neupogen®-Induced ANC Recovery in Sub-Lethally Irradiated C57Bl/6 Mice" was initiated at the request of Shigetaka Asano, MD of Waseda University and Arinobu Tojo, MD, PhD and Tokiko Nagamura, MD at the Institute of Medical Science at the University of Tokyo to determine whether there would be any interference with the demonstrated efficacy of Neupogen® as a medical countermeasure against the hematopoietic complications of radiation exposure. In previous treatment of radiation accident victims at Tokai-mura, Dr. Asano and others were able to use Granulocyte Colony Stimulating Factor (G-CSF) and supportive care to enable victims of 8 to 12 Gy exposure to survive the hematopoietic (heme) syndrome. Unfortunately, these patients later died due to lung and multi-organ complications. As AEOL 10150 has shown efficacy against lung and GI complications in mice and in lung ARS in non-human primates, it was important to test whether the two compounds can be used in tandem, if necessary.

The use of Neupogen® or other G-CSFs or Neulasta® or other Granulocyte-Macrophage Colony Stimulating Factor (GM-CSF) products is recommended by the Radiation Emergency Assistance Center/Training Site (REAC/TS) at radiation exposures greater than 2 to 3 Gy to mitigate damage to the hematopoietic system. REAC/TS is a response asset of the U.S. Department of Energy and provides treatment capabilities and consultation assistance nationally and internationally. In animal studies G-CSF's have been shown to be effective in increasing survival at levels up to 7.5 Gy due to their positive effects on the hematopoietic damage created by radiation exposure. This class of compounds has not demonstrated an effect on the two other major sub-syndromes -- GI and Lung. AEOL 10150 has demonstrated efficacy in treating the GI sub-syndrome in pilot studies conducted by NIH-NIAID, by protecting crypt cells and reducing diarrhea. More extensive studies of the drug in treating the pulmonary effects of radiation at Duke University and the University of Maryland have shown improved survival and enhanced lung function and improved histology at exposures up to 15 Gy in mice and 11.5 Gy in non-human primates. These exposure levels caused death in 100 percent of untreated animals. Studies at Duke University have also shown a significant survival advantage for animals treated with AEOL 10150 after 15 Gy upper half body irradiation, which causes lethal damage to both the GI tract and the lungs.

In summary, AEOL 10150 has consistently shown a protective effect against the harmful effects in radiation, including when the drug is administered up to 72 hours after exposure.

During fiscal year 2010, we initiated another study in mice to determine the optimal length of treatment with AEOL 10150 when used as an MCM to Lung-ARS. This study, led by Zeljko Vujaskovic, M.D., Ph.D. at Duke University, was designed to build on the previously completed study that demonstrated the efficacy of AEOL 10150 as a treatment for damage to the lungs due to exposure to radiation (described in detail above), and determine the most effective duration of delivery for treatment after exposure. The results from the study showed that treatment for 4 to 10 weeks after exposure appears to be optimal. Under the BARDA Contract, additional studies will be performed to further refine the timeline and analyze whether extending treatment beyond 10 weeks would be beneficial. Treatment for 4, 6 and 10 weeks showed the greatest impact on body weight and lung damage as shown in figures 7 and 8 below.

Figure 7	Figure 8

Total Body Weights (gms)
20.5 21.5 22.5 23.5 24.5 25.5 26.5 27.5 28.5
Control Radiation AEOL
0wks 2wks 4wks 6wks 8wks 10wks 12wks 14wks 16wks 18wks 20wks 22wks 24wks 26 wk 28 wks 30 wk

Lung Damage Score
0 1 2 3 4 5 6 7 8
RT 1wk 2wk 4wk 6wk 10wk

Non-clinical studies

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

Preliminary results from the study were reported during the fiscal year, showing that AEOL 10150 promotes survival in a non-human primate model of Lung-ARS. The primary objective of the study was to determine if AEOL 10150 could mitigate radiation-induced lung injury and enhance survival in rhesus macaques exposed to whole thorax lung irradiation (“WTLI”) and administered supportive care. Two cohorts of NHPs were exposed to 11.5Gy LINAC-derived photon radiation in the WTLI protocol. The control cohort had n=6 and AEOL 10150-treated cohort was n=7.This model showed 100% incidence of severe radiation-induced lung damage. AEOL 10150 was administered subcutaneously at 5mg/kg beginning at day 1 post WTLI and continued as a single, daily injection for 28 consecutive days. The final results were presented at the 14th International Congress of Radiation Research in Warsaw, Poland in September 2011.  Key findings in the study include:

1.
Exposure of the whole thorax to 11.5 Gy resulted in radiation-induced lung injury in all NHPs in the study and proved 100% fatal in the control animals, despite supportive care including dexamethasone. 11.5 Gy is, therefore, equal to or greater than the LD100/180dose for the WTLI model.

2.
AEOL 10150, as administered in this pilot study (daily on d1-28 at 5mg/kg SC), demonstrated potential efficacy as a mitigator against fatal radiation-induced lung injury.  Treatment with the drug resulted in 28.6% survival following exposure to a radiation dose that proved to be 100% fatal in the untreated control group.

3.
Serial CT scans demonstrated less quantitative radiographic injury (pneumonitis, fibrosis, effusions) in the AEOL 10150 treated cohort, suggesting that the drug reduces the severity of the radiographically detectable lung injury.

4.
Dexamethasone administration yielded a transient benefit on both clinical and radiographic evidence of pneumonitis.  The AEOL 10150 treated cohort required 1/3 less dexamethasone support due to reduced pulmonary injury in the AEOL 10150 treated group, resulting in less frequent clinical “triggers” (respiratory rate≥80) to treat with dexamethasone.

5.
The results of this pilot study are encouraging and suggest that treatment with AEOL 10150 results in reduced clinical, radiographic and anatomic evidence of radiation-induced lung injury, which also results in improved survival.  AEOL 10150 merits further study as a post-exposure MCM against radiation-induced lung injury.

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

Clinical studies

We believe our two previous Phase I clinical studies can be utilized in any potential IND and New Drug Application (“NDA”) filing with the FDA for AEOL 10150 as an MCM for ARS. We do not have any clinical trials currently underway, but we are in the process of planning additional safety studies, which we expect to commence in 2012.

Future Development Plans

Our objective is to develop AEOL 10150 as an MCM against Lung-ARS, via the FDA’s “Animal Rule”. This development pathway requires demonstration of the key study efficacy parameter of AEOL 10150 treatment in two animal models relevant to the human radiation response and its treatment, demonstration of safety in humans, demonstration of relevant dosing and administration in humans, and clear identification of the mechanism of radiation-induced damage to the lung and its amelioration by the drug candidate.

AEOL 10150 has several distinct advantages as an MCM, including the following:

●	Demonstrated survival increase in animal studies when administered 2 hours after exposure (P<0.05),
●	Demonstrated reduction in lung fibrosis in animal studies up to 24 hours post exposure (P<0.05),
●	Demonstrated histological improvement in lung tissue post-radiation exposure,
●	Addresses an unmet medical need as an MCM to Lung-ARS,
●	Established safety profile in both clinical and pre-clinical studies,
●	Subcutaneous self-administration possible by exposed individuals during emergency,
●	Rapid administration, allowing large numbers of patients to be treated quickly,
●	Stable for up to 4½ years at 0–8°C and 1 year at room temperature,
●	Requires no non-standard storage conditions (i.e., not photosensitive),
●	Currently in development as an adjunct to radiation therapy; if approved will provide a pre-existing distribution and stockpile resource at oncology centers in the event of a radiological emergency,
●	Demonstrated potential as both a therapeutic and prophylactic,
●	Demonstrated potential to address multiple sub-syndromes of ARS,
●	Demonstrated potential to address sulfur mustard gas and chlorine gas exposure, and
●	Potential dual use as an adjunct treatment for cancer patients receiving radiation therapy.

We believe that in order to file a NDA for ARS with the FDA, we will need to demonstrate efficacy in animal models and demonstrate product safety which is based upon the FDA’s “Animal Rule”. We also plan on pursuing Fast Track submission status for this indication, enabling rolling NDA submission process and a key step in achieving Priority Review, if accepted by the FDA. The FDA determines within 45 days of a company’s request, made once the complete NDA is submitted, whether a Priority or Standard Review designation will be assigned.

The FDA’s “Animal Rule” enumerates criteria whereby the FDA can rely on animal efficacy data when evidence is needed to demonstrate efficacy of new drugs against lethal or permanently disabling toxic substances when efficacy studies in humans cannot be ethically conducted. The criteria are as follows:

●	Knowledge of the mechanism of radiation-induced damage to the lung and its amelioration by the candidate drug.
●	Pharmacokinetic and pharmacodynamic analysis to provide information on relevant dose and administration schedule.
●	Direct correlation of key study parameters (e.g., survival or major morbidity) with the desired clinical benefit in humans.
●	Collection of efficacy data in two species relevant to the human radiation response and its treatment unless otherwise justified under GLP-compliant conditions.
●	A Phase I safety trial using the same product and formulation as used in the pivotal trial(s) required.

Demonstrate Efficacy in Animal Models

Our efficacy plan is designed to accomplish two key goals: the validation of two animal models for acute radiation-induced lung injury and the generation of pivotal efficacy data in these species. The efficacy data produced in pivotal studies using these validated models will provide the data required to demonstrate efficacy of AEOL 10150 at the dose and schedule proposed for licensure. A second criterion of the “Animal Rule” is that the models must be reflective of “real world” conditions to which a human is likely to be exposed. The proposed models have been designed to reflect these real world conditions. Initial studies have been conducted with whole thorax exposure models to irradiate the total lung parenchym, and will be followed by studies with Total Body Irradiation with shielding of roughly 5 percent of bone marrow. This study design mimics real world conditions in which it is anticipated that many of those exposed to radiation will benefit from some shielding (e.g., from cars, buildings, etc.), which will protect some bone marrow and allow for survival without a bone marrow transplant. This shielding approach has been used to develop both murine and NHP models for GI-ARS and in the NHP models for radiation-induced lung injury.

Demonstrate Product Safety

For product approval under the “Animal Rule”, we will also demonstrate product safety using the same product and formulation used in the animal efficacy trials and proposed for use in humans. Demonstration of safety includes preclinical demonstration of safety via the standard pre-clinical studies and analyses methods and Phase I safety trials sufficient to demonstrate product safety in the target patient population. We believe our safety studies completed as a therapy for ALS may be utilized to demonstrate safety for this indication. We also plan to conduct two additional Phase I clinical safety studies, which are included in the BARDA Contract.

Competition

Currently there are no FDA-approved drugs for the treatment of Lung-ARS. We are also not aware of any other drug candidates that have demonstrated the ability to protect the lungs from radiation given post exposure, which we believe is a critical aspect of the development of an MCM against the effects of acute radiation syndrome.

However, in general, we face significant competition for U.S. government funding for both development and procurements of an MCM for biological, chemical and nuclear threats, diagnostic testing systems and other emergency preparedness countermeasures. The U.S. federal government has currently allocated a significant amount of research funding to the development of countermeasures against the effects of radiation exposure. As a result, there are many drug candidates under development as a possible countermeasure against the various effects and sub-syndromes of radiation exposure.

Funding and Funding Options

In October 2010, we were notified that we had been awarded the maximum amount of about $244,000, under the Qualifying Therapeutic Discovery Grant Program (“QTDP”) administered by the Internal Revenue Service (“IRS”) and the HHS in support of our development of AEOL 10150 as an MCM for Lung-ARS.

On February 11, 2011, we signed an agreement with BARDA for the development of AEOL 10150 as a medical countermeasure against the pulmonary sub-syndrome of acute radiation syndrome, pursuant to which we will receive approximately $10.4 million from BARDA in the first year base period of performance and up to an additional $108 million in options exercisable over four years following the first year base period of performance, if the options are exercised by BARDA, for a contract value of up to approximately $118.4 million. During fiscal year 2011, the Company received $4.8 million in funding under the BARDA contract.  As of September 30, 2011, we were operating within the projected budget for the base period. Further, stemming from operational efficiencies, we have been able to add several additional program elements to the project and remain within the base period contract amount.

Since we have been awarded the BARDA Contract, substantially all of the costs associated with the research and development of AEOL 10150 as a MCM for Lung-ARS have been covered by the BARDA Contract, and we expect such costs to continue to be covered by the BARDA Contract. The Company expects to have an internal program review meeting with BARDA in January 2012, at which time BARDA will review the Company’s execution under the contract to date, then decide on which, if any, options to exercise in order to continue the development of AEOL 10150 as an MCM for Lung-ARS.  The following are the key deliverables that will be reviewed and the status of these milestones and deliverables.

Milestones/Deliverables	Status
Hire Radiation Biologist	Completed
Hire Director, Quality Assurance	Completed
Sign Manufacturing Quality Agreements	Completed
Submit Risk Management Plan	Completed
Submit Earned Value Management Plan	Completed
Complete Murine Radiation Dose Study	Completed
Manufacture non-GMP Batch	Completed
Complete API Process Improvement Research	Completed
File Orphan Drug Application	Completed
Complete GMP API Production	Completed
Complete In-Vivo Comet Assay Study	Study initiated to be completed by January 2012
File IND for Lung ARS	To be filed in February 2012 per guidance from FDA at July 2012 meeting
File for Fast Track Status	To be filed in February 2012 after IND filing
Complete Formulation Development for Final Drug Product	Work in process – to be completed by February 2012
Complete Murine Radiation Dose Study Amendment	Study underway – preliminary results expected in January 2012; final report by April 2012
Complete NHP Radiation Dose Study	Completed
Complete NHP Radiation Dose Study Amendment	Study underway – final results expected by April 2012
Complete AEOL 10150 Dose Escalation Study in CBA mouse	Study underway – preliminary results expected in January 2012
Complete GMP Production of Final Drug Product	Pending completion of final drug product formulation improvement
Complete API Process Development	Underway – to be completed in February 2012
Complete Validation of Manufacturing Methods	Underway – to be completed in February 2012
Complete System Integration	Underway – to be completed in February 2012

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

Pre-clinical studies

The NIH-NIAID’s Radiation/Nuclear Medical Countermeasures development program is currently testing AEOL 10150 as a countermeasure for GI-ARS through the Medical Countermeasures Against Chemical Threats (“MCART”) program. The studies are being funded by the NIAID and are designed to test the efficacy of AEOL 10150 as a treatment for damage to the GI tract due to exposure to radiation. The study protocols call for the examination of both histological and survival endpoints in mice in a multi-armed vehicle-controlled trial. For the histological portion, crypt histology will be assessed with crypt number and crypt width being the primary endpoint. Animals receiving AEOL 10150 began dosing 24 hours after radiation exposure and receive one dose per day for the remainder of the study. Preliminary results have demonstrated that AEOL 10150 can effectively increase regeneration of GI stem cells, reduce the severity and duration of diarrhea and improve survival when administered at 24 hours after doses of total-body irradiation that produce the lethal GI syndrome. The studies are being conducted by Epistem, Ltd. in compliance with criteria of the FDA that are a pre-requisite for movement of our drug along the pathway for FDA licensure to treat lethally irradiated persons in the event of a terrorist nuclear act. Epistem, Ltd. operates a major contract research organization and provides services to identify novel drugs that can protect or improve the repair of the GI tract following exposure to irradiation and performs these studies as part of NIH’s program for the screening of novel agents for bio-defense applications.

At a development meeting held in the fourth quarter of 2010, MCART reviewed the results of the two mouse studies that have been conducted with AEOL 10150 to date and concluded:

1)	AEOL10150 is biologically active as a countermeasure (specifically for GI-ARS)
2)
Based on the fact that all of the animals in the control group died, the level of radiation exposure (13 Gy and 15 Gy) was too high for the study, and a lower level of exposure that generates a mortality rate of 50 to 70 percent would be more appropriate to examine efficacy.

3)	Epistem, Ltd. will conduct a radiation dose range study in which they will look at exposing animals to radiation between 9 and 12 Gy.

During the past twelve months, MCART completed the radiation dose range study work and determined the survival curve for GI ARS in the C57LJ mouse at the D30, LD50 and LD70 levels.  Additionally, MCART completed radiation dose range work in NHPs and determined the survival curve at the LD30, LD50 and LD70 levels.  The results supported the conclusion that radiation exposure of 13 Gy and 15 Gy was above the optimal exposure levels for an appropriate study to examine efficacy.

We are unaware of any published studies of agents that accomplish this enhanced stem cell regenerative effect while maintaining GI function and improving survival when administered post irradiation.

Future Development Plans

In collaboration with the NIH-NIAID, we are planning additional studies to confirm the efficacy results demonstrated in the study described above. NIH-NIAID plans to initiate confirmatory efficacy studies of AEOL 10150 in both the murine and NHP models at the appropriate LD50’s during fiscal year 2012.  We also expect to perform additional studies which could be funded by NIH-NIAID to optimize dose and duration of delivery, and to evaluate the window of opportunity for treatment after exposure.

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

We will also demonstrate product safety using the same product and formulation used in the animal efficacy trials and proposed for use in humans. Demonstration of safety includes preclinical demonstration of safety via the standard pre-clinical studies and analyses methods and Phase I safety trials sufficient to demonstrate product safety in the target patient population. We believe our safety studies completed as a therapy for ALS and those to be performed under our Lung-ARS contract with BARDA will be more than adequate to demonstrate safety for this indication.

Competition

We are unaware of any compounds that protect crypt cells and that increase survival when given to animals exposed to radiation at levels greater than 10 Gys and given after exposure. There are several companies developing drug candidates that have shown efficacy when given prior to exposure or at lower levels of radiation.

However, in general, we face significant competition for U.S. government funding for both development and procurements of medical countermeasures for biological, chemical and nuclear threats, diagnostic testing systems and other emergency preparedness countermeasures. The U.S. federal government has currently allocated a significant amount of research funding to the development of countermeasures against the effects of radiation exposure. As a result, there are many drug candidates under development as a possible countermeasure against the effects of radiation exposure.

Funding Options

AEOL 10150 as an MCM for GI-ARS is being tested by our research partners under funding from NIH-NIAID.

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

The increased risk of a terrorist attack in the United States involving chemical agents has created new challenges for many departments and agencies across the federal government. Within the HHS, the NIH is taking a leadership role in pursuing the development of new and improved medical countermeasures designed to prevent, diagnose, and treat the conditions caused by potential and existing chemical agents of terrorism. In addition, many of the same chemicals posing a threat as terrorist agents may also be released from transportation and storage facilities by industrial accidents or during a natural disaster. The NIH has developed a comprehensive NIH-CounterACT Research Network that includes Research Centers of Excellence, individual research projects, small business innovation research, contracts and other programs. The NIH-CounterACT network is conducting basic, translational and clinical research aimed at the discovery and/or identification of better therapeutic and diagnostic medical countermeasures against chemical threat agents, and their movement through the regulatory process. The overarching goal of this research program is to enhance our diagnostic and treatment response capabilities during an emergency.

Another critical goal of the NIH-CounterACT program is to assist in the development of safe and effective medical countermeasures designed to prevent, diagnose, and treat the conditions caused by potential and existing chemical agents of terrorism which can be added to the Nation’s Strategic National Stockpile (“SNS”). The SNS is maintained by the Centers for Disease Control and Prevention (“CDC”). The SNS now contains CHEMPACKS which are located in secure, environmentally controlled areas throughout the United States available for rapid distribution in case of emergency. The CDC has established a diagnostic response network for the detection of nerve agents, mustard, cyanide and toxic metals. The NIH will continue to research, develop and improve medical products that include chemical antidotes, drugs to reduce morbidity and mitigate injury, drugs to reduce secondary chemical exposure and diagnostic tests and assessment tools to be used in mass casualty situations.

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

Pre-clinical studies

Under a grant from NIH CounterACT, researchers from National Jewish Health and McGill University have completed a series of preliminary studies demonstrating that AEOL 10150 protects lungs from chlorine gas exposure in mice and rats. The primary objective of these studies was to determine whether administration of AEOL 10150, after exposure, reduces the severity of acute lung injury and asthma-like symptoms induced by chlorine gas. AEOL 10150 was given to mice at a 5 mg/kg subcutaneous dose one hour after chlorine gas exposure (100 ppm for 5 minutes) and repeated every 6 hours. Twenty-four hours after exposure, lung inflammation was assessed by changes in bronchoalveolar lavage (“BAL”) cellularity and neutrophil influx. AEOL 10150 significantly reduced (p<0.05, n=6/group) chlorine gas-induced lung inflammation as measured by BAL fluid cellularity levels by 40% that appeared to be due to limiting neutrophil influx. AEOL 10150 also significantly attenuated (p<0.05, n=6) the degree of asthma-like airway reactivity induced by chlorine gas exposure by 40%. These results indicate that AEOL 10150 can attenuate lung injury and asthma-like symptoms from chlorine gas exposure and may provide an effective countermeasure against chlorine gas-induced lung injury.

National Jewish Health replicated the mice studies previously conducted by McGill University in rats to determine whether AEOL 10150 mitigates lung damage due to chlorine gas exposure. In the study, 10150 significantly reduced protein, IgM, white blood cell, red blood cell, macrophage and neutrophil counts in Broncho-alveolar lavage fluid.

Future Development Plans

Under a new $12.5 million grant received from NIH CounterACT in September 2011, National Jewish Health plans to complete studies in 2012 to determine whether the initiation of treatment with AEOL 10150 can be delayed to 24 hours or later.  Additionally, studies will be run to examine the longer term effect of chlorine gas exposure and AEOL 10150’s ability to mitigate those effects.  Upon completion of these studies, the Company plans to file an IND for Chlorine Gas exposure with the FDA.

Following these studies, and provided we received sufficient funding for the program, we seek to develop a second animal model and to launch the two pivotal efficacy studies required for approval by the FDA under the “Animal Rule”.  The Company believes that the safety and CMC work being done under the BARDA Lung ARS  further described under the heading “AEOL 10150 as a potential medical countermeasure against the effects of acute radiation syndrome in the lungs – Future Development Plans” will be sufficient to satisfy the safety and CMC requirements for an NDA filing.

Competition

There are currently no effective treatments for chlorine gas exposure and AEOL 10150 is a major focus of the NIH-CounterACT program to identify an effective treatment.

However, in general, we face significant competition for U.S. government funding for both development and procurements of MCMs for biological, chemical and nuclear threats, diagnostic testing systems and other emergency preparedness countermeasures. The U.S. federal government has currently allocated a significant amount of research funding to the development of countermeasures against bioterrorism. As a result, there are many drug candidates under development as a possible countermeasure against chemical threat agents.

Funding Options

Currently, the development of AEOL 10150 as a potential MCM against the effects of chlorine gas is being funded by the NIH-CounterACT program.

In May of 2010, we submitted a white paper to BARDA in response to a Broad Agency Announcement (BAA-BARDA-100-SOL-0012) for advanced research and development of MCM for chemical, biological, radiological and nuclear threats, seeking potential countermeasures for chemical agents.

On December 10, 2010, we submitted a full proposal to BARDA for the development of AEOL 10150 as a medical countermeasure for chlorine gas exposure. The proposal sought funding to take the compound from its current state to FDA approval over a three year period. On June 28, 2011, BARDA informed us that it would not be entering into negotiation with us for the development of the chlorine indication at this time, but invited us to resubmit our proposal after completion of some of the safety and efficacy studies in our current Lung ARS program funded by BARDA. BARDA indicated in its response that there was some overlap in the development program proposed and the current BARDA Contract, and that it was already funding the radiation indication, which is a very similar program.

In October 2011, we announced that National Jewish Health was awarded a $12.5 million contract from NIH-CounterACT to continue the development of AEOL 10150 as a MCM against chlorine gas exposure. Also included in the grant is support of research looking at tissue plasminogen activator (TPA) and Silabilin as MCMs against sulfur mustard gas exposure. The ultimate objective of the sulfur mustard and chlorine gas work at National Jewish Health will be to complete all work necessary to initiate pivotal efficacy studies for both indications.  This would include: running efficacy studies in the rat model for higher doses of sulfur mustard and chlorine gas; establishing endpoints, optimal dosing and duration of treatment for pivotal efficacy studies; and characterizing the natural history from sulfur mustard and chlorine gas damage.

AEOL 10150 as a potential medical countermeasure against the effects of mustard gas

Overview

Sulfur mustards, of which mustard gas is a member, are a class of related cytotoxic, vesicant chemical warfare agents with the ability to form large blisters on exposed skin and cause pneumonitis and fibrosis in the lungs. In their pure form most sulfur mustards are colorless, odorless, viscous liquids at room temperature. When used as warfare agents they are usually yellow-brown in color and have an odor resembling mustard plants, garlic or horseradish. Mustard agents, including sulfur mustard, are regulated under the 1993 Chemical Weapons Convention. Three classes of chemicals are monitored under this Convention, with sulfur and nitrogen mustard grouped in the highest risk class, “schedule 1”.However, concerns about its use in a terrorist attack have led to resurgence in research to develop a protectant against exposure.

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

The NIH awarded a five-year, $7.8 million grant to National Jewish Health and the University of Colorado Health Sciences Center, both in Denver, Colorado. This Center of Excellence was developed to focus on sulfur mustard toxicity in the lung and skin with the long-term goal to develop an effective treatment for mustard gas induced injury in lung and skin. Members of the Center are establishing optimal compounds, route and mode of delivery.  Research projects are ongoing to determine countermeasures that will help establish specific interventions needed to rescue mustard gas-induced injury. After three years of research, AEOL 10150 has been identified by the National Jewish Health Center of Excellence as a lead compound for its center, and research work there has been focused on further testing and studies of AEOL 10150.

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

Researchers have found that the chemical warfare agent analog, 2-chloroethyl ethyl sulfide (“CEES”)-induced lung injury could be improved by both exogenous superoxide dismutase and catalase. Both of these natural enzymes are important catalytic antioxidants and both of these reactions are exhibited by metalloporphyrins. CEES-induced lung injury is dependent in part upon blood neutrophils. Activated neutrophils are an important source of reactive oxygen species that are known to contribute to lung injury responses. Antioxidants have also been shown to protect against CEES-induced dermal injury. Mustard exposure is often associated with producing acute respiratory distress syndrome that requires supplemental oxygen therapy to maintain adequate tissue oxygenation.

Further studies revealed that AEOL 10150 was effective at diminishing life-threatening airway obstruction produced by high dose exposure of CEES in rats with AEOL 10150 rescue providing substantial improvements in blood gas oxygen saturation, decreased airway obstruction and inflammation.

Pre-clinical studies

A study performed by researchers from National Jewish Health demonstrated that AEOL 10150 showed statistically significant protection of lung tissue in animals exposed to CEES or half-mustard. In a study sponsored by the NIH-CounterACT program, AEOL 10150 was tested along with 19 other compounds to determine effectiveness in protecting lung tissue against edema and hemorrhage resulting from exposure to mustard gas.

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

Non-clinical studies

In 2009, several studies were launched to test the efficacy of AEOL 10150 as a treatment for damage to the skin and lungs due to exposure to sulfur mustard gas and to examine potential effective doses, duration of delivery and the window of opportunity for treatment after exposure. The studies are being conducted using “whole” sulfur mustard gas at Lovelace Respiratory Research Institute, another NIH-CounterACT Center of Excellence, and using data obtained from CEES studies at National Jewish Health and build on results from previous studies using CEES conducted at National Jewish Health and the University of Colorado.

The first whole mustard gas study was completed in October 2009.The study demonstrated that AEOL 10150 protects lungs from whole mustard gas exposure in rats. The data affirmed our earlier studies where AEOL 10150 protected the lung against the half-mustard, CEES. The primary objective of the studies was to determine whether administration of AEOL 10150, after exposure, reduces the severity of acute lung injury induced by mustard gas. AEOL 10150 was given to rats one hour after sulfur mustard exposure and repeated every 6 hours. Twenty-four hours after exposure, lung edema was assessed by changes in the BAL protein levels. AEOL 10150 significantly reduced (p<0.05) mustard gas-induced lung edema as measured by BAL protein levels. In addition, AEOL 10150 decreased SM-induced increase in the numbers of BAL neutrophils. These results indicate that AEOL 10150 can attenuate lung injury from mustard gas exposure and may provide an effective countermeasure against mustard gas-induced lung injury.

In June 2010, National Jewish Health and Lovelace Respiratory Research Institute reported results from a second whole mustard study confirming that AEOL 10150 protects lungs from whole mustard gas exposure in rats. The primary objective of this study was to determine whether administration of AEOL 10150, after exposure, reduces the severity of acute lung injury induced by mustard gas. AEOL 10150 was given to rats one hour after sulfur mustard vapor exposure and repeated every 6 hours. Twenty-four hours after exposure, lung edema was assessed by changes in the BAL protein levels. AEOL 10150 significantly reduced (p<0.05) mustard gas-induced lung edema as measured by bronchoalveolar lavage protein levels. In addition, AEOL 10150 decreased SM-induced increases in macrophages (p<0.05) and epithelial cells in BAL fluid (P<0.05).In all three measurements AEOL 10150 provided approximately 100 percent protection – with levels approximating that of the control animals in the study. These results indicate that AEOL 10150 can attenuate lung injury from mustard gas exposure and may provide an effective countermeasure against mustard gas-induced lung injury.

In June 2012 National Jewish Health reported results from chlorine gas studies in rats that AEOL 10150 rescued against chlorine gas-induced acute lung injury markers in both a moderate and high chlorine gas exposure regimen.

Future Development Plans

Following these confirmatory studies, we seek to launch the two pivotal efficacy studies required for approval by the FDA under the “Animal Rule” as well as complete the necessary safety studies as further described under the heading “AEOL 10150 as a potential medical countermeasure against the effects of acute radiation syndrome in the lungs – Future Development Plans – Demonstrate Product Safety.”

Competition

There are currently no effective treatments for mustard gas exposure and AEOL 10150 is a major focus of a sponsored research grant awarded by the NIH-CounterACT program to National Jewish Health to identify an effective treatment.

However, in general, we face significant competition for U.S. government funding for both development and procurements of medical countermeasures for biological, chemical and nuclear threats, diagnostic testing systems and other emergency preparedness countermeasures. The U.S. federal government has currently allocated a significant amount of research funding to the development of countermeasures against bioterrorism. As a result, there are many drug candidates under development as a possible countermeasure against chemical threat agents.

Funding Options

This development program to date has been funded under the NIH-CounterACT Program and we expect that future efficacy studies necessary for approval by the FDA will also be funded by the NIH-CounterACT program.

AEOL 10150 in Radiation Therapy

Overview

According to the American Cancer Society, cancer is the second leading cause of death by disease, representing one out of every four deaths in the United States. Approximately 572,000 Americans were expected to die of cancer in 2011. In 2011, about 1.6 million new cancer cases are expected to be diagnosed in the United States. According to the Radiological Society of North America, about 50 to 60 percent of cancer patients are treated with radiation at some time during their disease. The NIH estimated overall costs of cancer in 2008 in the United States at $228.1 billion, $93.2 billion for direct medical costs, $18.8 billion for indirect morbidity costs (costs of lost productivity due to illness) and $116.1 billion for indirect mortality costs (cost of lost productivity due to premature death).

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

As one example of radiation-induced damage to adjacent normal tissue, radiation therapy may injure pulmonary tissue either directly via generation of ROS or indirectly via the action on parenchymal and inflammatory cells through biological mediators such as TGF-β and pro-inflammatory cytokines. Since the discovery of SOD, it has become clear that these enzymes provide an essential line of defense against ROS. SODs and SOD mimics, such as AEOL 10150, act by catalyzing the degradation of superoxide radicals into oxygen and hydrogen peroxide. SODs are localized intra/extracellularly, are widely expressed throughout the body, and are important in maintenance of redox status (the balance between oxidation and reduction).Previous studies have demonstrated that treating irradiated animal models with SOD delivered by injection of the enzyme through liposome/viral-mediated gene therapy or insertion of human SOD gene can ameliorate radiation therapy-induced damage. For an illustrative example of the radiation therapy reaction see Figure 2.

Figure 9

Figure 9 above shows the dual mechanism of action of radiation therapy and the application of AEOL 10150 to the process.
H2O radiation therapy
H OH+
O2 DNA Damage
AEOL 10150 Tumor Shrinkage
AEOL 10150
TGFβ Inflammation O2 HIF-1 VEGF
Tissue Injury Vessel Regrowth (angiogenesis)
Tumor Regrowth

In vitro studies have demonstrated that AEOL 10150 reduces the formation of lipid peroxides and that it inactivates biologically important ROS molecules such as superoxide, hydrogen peroxide and peroxynitrite. AEOL 10150 inactivates these ROS by one or two electron oxidation or reduction reactions in which the oxidation state of the manganese moiety in AEOL 10150 changes. AEOL 10150 is not consumed in the reaction and it continues to inactivate such ROS molecules as long as it is present at the target site. Preclinical models and human safety studies suggest AEOL 10150 is not metabolized in the body and is excreted in feces and urine.

Pre- clinical studies

Figure 10

Figure 10.Relative tumor volumes of human prostate tumor implants in nude mice: Implants of well-vascularized PC3 tumors were grown to substantial size prior to receiving fractionated radiation (5 Gy daily for three days).AEOL 10150 (7.5 mg/kg/bid) was administered subcutaneously commencing on the first day of irradiation and continued for 20 days. Other groups of mice received either no irradiation, irradiation only or AEOL 10150 without irradiation.
AEOL 10150
Control - No RT
Radiation (3x5 Gy)
10150 Alone (No RT)
Relative Tumor Volume
0 0.5 1 1.5 2 2.5 3
Radiation 5 Gy Daily For Three Days
Days
0 5 10 15 20 25

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

We have performed several additional studies specifically for this indication to ensure the use of an antioxidant in radioprotection of normal adjacent tissue does not interfere with the efficacy of tumor radiotherapy. A number of preclinical, in vivo studies have addressed this issue and have demonstrated that AEOL 10150 does not negatively impact tumor radiotherapy.

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

In another study of prostate cancer tumors (Gridley, et al of Loma Linda University), mouse prostate cancer cell line RM-9 was injected subcutaneously into C57/Bl6 mice, followed by up to 16 days of AEOL 10150 delivered intraperitonealy at 6 mg/kg/day. On day seven, a single non-fractionated dose of radiation (10 Gy) was delivered. Therefore, the mice received compound for seven days prior to radiation. The results of this study demonstrated that AEOL 10150 does not protect the prostate tumor against radiation, and, in fact, AEOL 10150 showed a trend towards increasing the effectiveness of the radiation treatment. The primary effect appears to be in down-regulation of radiation induced HIF-1 expression and VEGF and up-regulation of IL-4.Thus, AEOL 10150, through its down-regulation of VEGF, may inhibit formation of blood vessels (i.e., angiogenisis) required for tumor re-growth and protects normal tissues from damage induced by radiation and chemotherapy.

In another study (Vujaskovic, et al. of Duke University), mice were implanted with human NSCLC tumors and treated with all potential combinations of paclitaxel, radiation and AEOL 10150 to determine the impact on tumor growth.  The results showed that AEOL 10150 did not impact the effects of either radiation therapy or paclitaxel.  Further, the study indicated that the greatest impact in inhibiting tumor growth was with the regimen that included all three (radiation + paclitaxel + AEOL10150).

Figure 11

Figure 11 above measures tumor volume against time after implantation of RM-9 tumor cells and shows that AEOL 10150 treatment resulted in inhibition of tumor re-growth in a study performed by Dr. Gridley of Loma Linda University. Daily intraperitoneal injections of AEOL 10150 were initiated on day 1.At 12 days, approximately one half of each tumor-bearing group and control mice with no tumor were euthanized for in vitro analyses; remaining mice/group were followed for tumor growth and euthanized individually when maximum allowed tumor volume was attained. Each point represents the mean +/- standard error of the mean. Two-way analysis of the variance for days 8 to 14 revealed that group and time had highly significant main effects (Ps<0.001) and a group x time interaction was noted (P<0.001).

Tumor volume (mm3)
400 600 800 1,000 1,200 1,400 1,600 1,800 2,000 2,200 2,400
Radiation
7 8 9 10 11 12 13 14 15 16 17 18 19 20
Days after tumor cell injection
No treatment Drug Radiation Drug + Radiation

Figure 12

Figure 12 above shows the HIF-1 Expression in prostate tumors and the impact of the treatment of AEOL 10150 in a study by Dr. Gridley of Loma Linda University.

Figure 13

Figure 13 above shows impact on tumor growth in mice that were implanted with human NSCLC tumors and treated with all potential combinations of paclitaxel, Radiation and AEOL 10150.

In summary, the data obtained in these preclinical studies suggest that the post-irradiation, long-term delivery of AEOL 10150 may be protective against radiation-induced lung injury, as assessed by histopathology and immunohistochemistry. Oxidative stress, inflammation and hypoxia, which play important roles in the pathogenesis of radiation mediated fibrosis, were shown to be reduced in animals treated with higher doses of AEOL 10150.Studies have also shown that AEOL 10150 does not adversely impact tumor response to radiation therapy. Thus, treatment with AEOL 10150 does not significantly protect tumors from the cell killing effects of radiation therapy. This combined with other studies that have shown that AEOL 10150 significantly prevents radiation induced normal tissue injury suggests that AEOL 10150 has the potential to achieve normal tissue protection without protection of tumor tissue.  Additionally, it appears the down-regulation of radiation induced HIF-1 expression and VEGF and up-regulation of IL-4 may provide additional anti-tumor effects. Thus, AEOL 10150, through its down-regulation of VEGF, may inhibit formation of blood vessels required for tumor re-growth, while protecting normal tissues from damage induced by radiation and chemotherapy.

Optical density (450 nm)
0.0 0.2 0.4 0.6 0.8 1.0 1.2 1.4 1.6 1.8 2.0
Tumor + No treatment Tumor + Drug Tumor + Radiation Tumor + Drug + Radiation

Tumor Growth
0 500 1000 1500 2000 2500 3000
Ctl A P A + P RT RT + A RT + P RT + A + P
D1 D12 D25 D37

Future Development Plans

We are leveraging the significant investment made by U.S. government agencies to develop this promising compound for use in oncology indications, where it would be used in combination with chemotherapy and radiation therapy, and is currently in development for use as both a therapeutic and prophylactic drug. Data has already been published showing that AEOL 10150 does not interfere with the therapeutic benefit of radiation therapy in prostate and lung cancer preclinical studies.

In fiscal year 2012, the Company expects to initiate a safety study in healthy normal volunteers under the BARDA Lung ARS contract.  Upon the successful completion of the Phase I study and approval of its protocol by the FDA and the appropriate IRBs, we expect to begin a Phase II study in NSCLC patients.

Competition

There are currently three drugs approved for the treatment of the side effects of radiation therapy. We do not believe that any of these drugs directly competes with AEOL 10150 in terms of mechanism of action or targeted therapeutic benefit when used in combination with radiation therapy.

Amifostine (Ethyol®) is approved by the FDA as a radioprotector. Amifostine (Ethyol) is marketed by MedImmune, Inc. for use in reduction of chemotherapy-induced kidney toxicity associated with repeated administration of cisplatin in patients with advanced ovarian cancer and radiation-induced xerostomia (damage to the salivary gland) in patients undergoing post-operative radiation treatment for head and neck cancer. MedImmune, Inc. is studying Amifostine in other indications of radiation therapy. KepivanceTM (palifermin) is marketed by Amgen, Inc. for use in the treatment of severe oral mucositis (mouth sores) in patients with hematologic (blood) cancers who are undergoing high-dose chemotherapy followed by bone transplant. Amgen, Inc. is also studying Kepivance as an antimucositis agent in patients with head and neck cancer, non-small cell lung cancer and colon cancer. Salagen Tablets (pilocarpine hydrochloride) is marketed by Eisai Pharmaceuticals in the United States as a treatment for the symptoms of xerostomia induced by radiation therapy in head and neck cancer patients. In addition, there are many drugs under development to treat the side effects of radiation therapy.

Funding Options

Substantially all of our costs associated with the CMC and toxicology necessary for the oncology indications, plus human safety studies in humans, have been, or we expect will be, covered by the BARDA Contract. We expect such costs to continue to be covered by the BARDA Contract. If BARDA chooses not to exercise its options under the BARDA Contract, then we would need to raise additional capital, or partner with another firm, in order to complete the non-clinical and safety programs noted above. We will need to internally fund the human efficacy programs in oncology, as well as any non-clinical studies that may be necessary for specific oncology indications.  We may still seek to raise capital through other sources even if BARDA exercises one or more of the options under the BARDA Contract.

AEOL 10150 in Amyotrophic Lateral Sclerosis

Overview

ALS, commonly referred to as “Lou Gehrig’s disease,” the most common motor neuron disease, results from progressive degeneration of both upper and lower motor neurons. Motor Neuron Disease (“MND”) is an all-embracing term used to cover a number of illnesses of the motor neuron. ALS, Progressive Muscular Atrophy (PMA), Progressive Bulbar Palsy (PBP), Primary Lateral Sclerosis (PLS) are all subtypes. MND is the generic term for this disease and is used more frequently in Europe, while ALS is used more frequently in the U.S.

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

Pre-clinical studies

John P. Crow, Ph.D., and his colleagues at the University of Alabama at Birmingham tested AEOL 10150 in an animal model of ALS (SOD1 mutant G93A transgenic mice).The experiments conducted by Dr. Crow (now at the University of Arkansas College of Medicine) were designed to be clinically relevant by beginning treatment only after the onset of symptoms in the animals is observed. Twenty-four confirmed transgenic mice were alternately assigned to either a control group or AEOL 10150-treatment on the day of symptom onset, which was defined as a noticeable hind-limb weakness. Treatment began on the day of symptom onset. The initial dose of AEOL 10150 was 5 mg/kg, with continued treatment at a dose of 2.5 mg/kg once a day until death or near death.

Treatment	Age at Symptom onset mean days + SD(range)	Survival Interval mean days + SD(range)	P-value Log- rank (v. control)	P-value Wilcoxon (v. control)

Control	104.8 + 1.43	12.8 + 0.79
	(100-112)	(9-16)
AEOL 10150	106.1 + 1.5	32.2 + 2.73
	(100-115)	(15-46)	< 0.0001	0.0002

Table 1.Effect of AEOL 10150 on survival of G93A transgenic mice

Figure 14.

Table 1 and Figure 14 above show that AEOL 10150 treatment resulted in a greater than 2.5 times mean survival interval, compared to control. AEOL 10150-treated mice were observed to remain mildly disabled until a day or two before death. In contrast, control mice experienced increased disability daily.

Onset, Untreated
Death, Untreated
Onset, 10150
Death, 10150
Cumulative Survival Probability
0.0 0.2 0.4 0.6 0.8 1.0
Age (days)
95 100 105 110 115 120 125 130 135 140 145 150

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

In the Phase Ia study, 4-5 patients diagnosed with ALS were placed in a dosage cohort (3 or 4 receiving AEOL 10150 and 1 receiving placebo).Each dose cohort was evaluated at a separate clinical center. In total, seven separate cohorts were evaluated in the study, and 25 ALS patients received AEOL 10150. Based upon an analysis of the data, it was concluded that single doses of AEOL 10150 ranging from 3 mg to 75 mg were safe and well tolerated. In addition, no serious or clinically significant adverse clinical events were reported, nor were there any significant laboratory abnormalities. Based upon extensive cardiovascular monitoring (i.e., frequent electrocardiograms and continuous Holter recordings for up to 48 hours following dosing), there were no compound-related cardiovascular abnormalities.

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

Pharmacokinetic findings from the Phase Ib study to data are as follows:

●	Increases in Cmax and AUC (0-8) appear to correlate with increases in dose, but the correlation is not strong.
●	The mean Cmax for the 40 mg cohort was 1,735 ng/mL; 2,315 ng/mL for the 60 mg cohort and 1,653 ng/mL for the 2 mg/kg cohort.
●	There were probable linear correlations between both Cmax and AUC(0-8) and dose based on body weight.
●	The terminal half-life (a measurement of the time period for which a compound stays in the body) as determined from Day 7 data was approximately 8 to 9 hours.
●
Steady-state occurs within three days of multiple dosing. There was no evidence for a third longer half-life that would be associated with long term accumulation. Thus, compound accumulation is not expected beyond the third day with multiple dosing.

●
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

Parkinson’s specifically involves the progressive destruction of the nerves that secrete dopamine and control the basal ganglia, an area of the brain involved in the regulation of movement. Dopamine turnover has been shown to elevate the levels of ROS in the brain. In addition, a street-drug contaminant has appeared that can cause parkinsonism in drug abusers. The compound N-methyl-4-phenyl-1, 2, 3, 6tetrahydropyridine (“MPTP”) has been identified in underground laboratory preparations of a potent analog of meperidine (Demerol). MPTP-containing powder, sometimes sold as a new “synthetic heroin,” can be dissolved in water and administered intravenously or taken by the intranasal route. MPTP has been documented to produce irreversible chronic Parkinson symptoms in drug abusers. Agents such as MPTP overproduce ROS in the basal ganglia. Therefore, ROS mediated neuronal dysfunction may play a key role in the development of Parkinson’s disease. Symptoms of this disease include tremors, rigidity and bradykinesia (i.e., slowness of movement).In the more advanced stages, it can cause fluctuations in motor function, sleep problems and various neuro-psychiatric disorders. A biological hallmark of Parkinson’s disease is a reduction in brain dopamine levels. Preventing or slowing the destruction of brain cells that lead to the depletion of dopamine levels in the brain is an important therapeutic approach for the treatment of this disease.

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

AEOL 11207 is patent-protected and has the same chemical core structure as AEOL 10150.Because of this common structural feature, it is anticipated that AEOL 11207 will evidence substantially the same safety profile in clinical evaluations as observed with AEOL 10150, making clinical trial design and testing of AEOL 11207 more robust and facile. Furthermore, all of our compounds evidence the ability to scavenge and decrease ROS and reactive nitrogen species (RNS), all of which are implicated in a variety of CNS diseases.

Funding Options

The University of Colorado, our research provider for the development of AEOL 11207 for the treatment of Parkinson’s Disease, received a grant for funding from the Michael J. Fox Foundation to further test AEOL 11207 and several of our other compounds.

In October 2010, we were notified that we had been awarded the maximum amount, of $244,000, under the QTDP administered by the IRS and the HHS in support of our development of AEOL 11207 for Parkinson’s Disease. In November 2010, we received approximately $92,000 from the IRS as an initial payment for the Parkinson’s program award.  The balance of about $152,000 would be paid after we file our 2010 fiscal year tax return if we spend approximately $303,000 on the Parkinson’s program during the fiscal year. We did not spend the required amounts to collect on the remaining $152,000 of the award.

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

Contracts and Grants

We seek to advance development of our drug candidates through external funding arrangements. We may slow down development programs or place them on hold during periods that are not covered by external funding. We have received external funding awards for the development of AEOL 10150 as an MCM for Lung-ARS, GI-ARS, mustard gas and chlorine gas exposure from the NIH.

BARDA Contract

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

On December 28, 2009, BARDA informed us that we had been chosen to submit a full proposal for funding of its Lung-ARS program from its current stage through FDA approval, based on a summary white paper submitted by the Company earlier in 2009. On February 24, 2010, we submitted a full proposal to BARDA for the development of AEOL 10150 as a medical countermeasure for Lung-ARS.

On July 19, 2010, we were notified that BARDA had completed its initial technical evaluation of proposals received in response to BAA-BARDA-09-34, and initiated negotiations for a potential contract for the development of AEOL 10150 as an MCM for Pulmonary Injury Associated with ARS and DEARE.

On February 11, 2011, we entered into the BARDA Contract for the advanced development of AEOL 10150 as a medical countermeasure against the pulmonary sub-syndrome of acute radiation syndrome. Pursuant to the BARDA Contract, we will receive approximately $10.4 million in the first year base period of the BARDA Contract, and up to an additional approximately $108 million in four option years, if the options are exercised by BARDA, for a total contract value of up to approximately $118.4 million. The first year base period is from February 11, 2011 to February 10, 2012. If all of the options are exercised, the period of performance would continue through February 10, 2016.

Activities to be conducted during the first year base period of the BARDA Contract include radiation survival curve studies, dosing studies, bulk drug manufacturing, final drug product manufacturing, validation testing, compliance studies and the filing of an IND application, an orphan drug status application and a fast track designation application with the FDA. In the event BARDA exercises one or more of the options to extend the term of the BARDA Contract, optional activities to be conducted would include, among other things, bulk drug and final drug product manufacturing, stability studies, animal pivotal efficacy studies, human clinical safety studies and Phase I, Phase II and pre-NDA meetings and applications with the FDA.

We recognized approximately $4,821,000 in revenue during the year ended September 30, 2011 related to the BARDA Contract.

Following the commencement of the BARDA Contract, we entered into a series of agreements with various parties to further of our efforts under the BARDA Contract, which are described below. On February 18, 2011, we entered into a Research and Manufacturing Agreement with Johnson Matthey Pharmaceutical Materials, Inc. (d/b/a Johnson Matthey Pharma Services) (“JMPS”), pursuant to which we engaged JMPS to, among other things, assess and develop a reliable separations or manufacturing process for certain chemical compounds as required by us and to perform such additional work as may be required or agreed upon by the parties, and to manufacture compounds for us. Each project performed by JMPS under the agreement will have a detailed project description and separate fee agreement based on the nature and duration of the project and the specific services to be performed by JMPS. The term of the agreement with JMPS will continue until February 16, 2016 or the date on which all projects under the agreement have been completed or terminated. On February 23, 2011, we and Booz Allen Hamilton Inc. (“Booz Allen”) entered into a General Management Consulting Assignment, pursuant to which we engaged Booz Allen to, among other things, provide us with evaluation, operational and transitional support during the establishment and enhancement of our quality assurance, document management, earned value management and program management systems. We have agreed to pay Booz Allen on a time-and-materials basis. On March 16, 2011, we and the Office of Research and Development of the University of Maryland, Baltimore (“UMB”) entered into a Sub-award Agreement, pursuant to which we engaged UMB to, among other things, develop a whole thorax lung irradiation model for use in studies supporting the licensure of AEOL 10150. The Sub-award Agreement is a fixed fee agreement inclusive of all direct and indirect costs. The term of the Sub-award Agreement will continue through February 10, 2012. On April 12, 2011, we and Duke University entered into a Sponsored Research Agreement (Non-Clinical), pursuant to which we engaged Duke to perform a program of scientific research entitled “Murine Studies for the Development of AEOL 10150 as a Medical Countermeasure Against ARS and DEARE”, which will include, among other things, studies and models of optimum dosing of AEOL 10150 in mice. We entered into the Sponsored Research Agreement to further the Company’s efforts under the BARDA Contract. The Sponsored Research Agreement is a cost plus fee agreement inclusive of all direct and indirect costs. The term of the Sponsored Research Agreement will continue through February 10, 2012, provided that it will be renewable for additional periods upon mutual written consent of the parties.

Since February 11, 2011, we have been actively developing AEOL 10150 under the BARDA Contract. Among the key deliverables accomplished in the program, we have hired the necessary personnel required under the contract, initiated the radiation dose studies in mice and NHPs, manufactured a non-GMP batch of material for use in animal efficacy studies, developed significant improvements to the process for manufacturing compound which will reduce the cost of producing the drug; made several discoveries related to the mechanism of damage of radiation and mechanism of action of AEOL 10150; met with the FDA to discuss the Company’s IND filing for Lung-ARS; and designed and initiated quality, reporting, risk management and project management programs required under the BARDA Contract.

BARDA Proposals for the Development of AEOL 10150 as an MCM for Exposure to Chlorine and Sulfur Mustard Gases

On May 31, 2010, we submitted white papers to BARDA for the development of AEOL 10150 as a MCM for exposure to chlorine gas and sulfur mustard gas.

On September 15, 2010, BARDA informed us that it had accepted our white paper for chlorine gas exposure and requested a full proposal from the Company. BARDA also informed us that it had not accepted the white paper for sulfur mustard gas.

On December 10, 2010, we submitted a full proposal to BARDA for the development of AEOL 10150 as a medical countermeasure for chlorine gas exposure. The proposal sought funding to take the compound from its current state to FDA approval over a three year period. On June 28, 2011, BARDA informed us that it would not be entering into negotiation with us for the development of the chlorine indication at this time, but invited us to resubmit our proposal after completion of some of the safety and efficacy studies in our current Lung ARS program funded by BARDA. BARDA indicated in its response that there was some overlap in the development program proposed and the current BARDA Contract, and that it was already funding the radiation indication, which is a very similar program.

NIH and HHS Grants

AEOL 10150 continues to be the subject of research sponsored by NIH-CounterACT as an MCM for chlorine gas and sulfur mustard gas exposure at National Jewish Health.

In October 2010, we were notified that we had been awarded the maximum amount, of $244,000, under the QTDP administered by the IRS and the HHS in support of our development of AEOL 10150 as an MCM for Lung-ARS.

In October 2010, we were notified that we had been awarded the maximum amount, of $244,000, under the QTDP administered by the IRS and the HHS in support of our development of AEOL 11207 for Parkinson’s Disease.   In November 2010, we received approximately $92,000 from the IRS as an initial payment for the Parkinson’s program award.  The balance of about $152,000 would be paid after we file our 2010 fiscal year tax return if we spend approximately $303,000 on the Parkinson’s program during the fiscal year. We did not spend the required amounts to collect on the remaining $152,000 of the award.

We, and our development partners, continue to actively pursue additional government or foundation sponsored development contracts and grants and to encourage both governmental, non-governmental agencies and philanthropic organizations to provide development funding or to conduct clinical studies of our drug candidates.

Collaborative and Licensing Arrangements

Duke Licenses

Pursuant to our license agreements with Duke, we have obtained exclusive worldwide rights from Duke to products using antioxidant technology and compounds developed by Dr. Irwin Fridovich and other scientists at Duke. We are obligated under the licenses to pay Duke royalties ranging in the low single digits of net product sales during the term of the Duke licenses, and we must make payments upon the occurrence of certain development milestones in an aggregate amount of up to $2,000,000. In addition, we are obligated under the Duke licenses to pay patent filing, prosecution, maintenance and defense costs. The Duke licenses are terminable by Duke in the event of breach by us and otherwise expire when the last licensed patent expires.

National Jewish Medical and Research Center and National Jewish Health

We have obtained an exclusive worldwide license from the National Jewish Medical and Research Center (“NJMRC”) to develop, make, use and sell products using proprietary information and technology developed under a previous Sponsored Research Agreement within the field of antioxidant compounds and related discoveries. We must make milestone payments to the NJMRC in an aggregate amount of up to $250,000 upon the occurrence of certain development milestones. Our royalty payment obligations to the NJMRC under this license agreement are in the low single digits of net product sales. We are also obligated to pay patent filing, prosecution, maintenance and defense costs. This NJMRC license agreement is terminable by the NJMRC in the event of breach and otherwise expires when the last licensed patent expires.

In 2009, we obtained an additional exclusive worldwide license from National Jewish Health to develop, make, use and sell products using proprietary information and technology developed at NJH related to certain compounds as an MCM against mustard gas exposure. Under this license agreement, we must make milestone payments to NJH in an aggregate amount of up to $500,000 upon the occurrence of certain development milestones. In addition, we must make royalty payments to NJH under this license agreement ranging in the low-single digits as a percentage of all sublicensing fees, milestone payments and sublicense royalties that we receive from sublicenses granted by us pursuant to this license agreement. We are also obligated to pay patent filing, prosecution, maintenance and defense costs. This NJH license agreement is terminable by NJH in the event of breach and otherwise expires when the last licensed patent expires.

Research and Development Expenditures

Expenditures for research and development activities were $5,055,000, $1,690,000 and $711,000 during the years ended September 30, 2011, 2010 and 2009, respectively. Research and development expenses for fiscal 2011 related primarily to the advancement of our lead compound, AEOL 10150.

Manufacturing

We currently do not have the capability to manufacture any of our drug candidates on a commercial scale. Materials for non-clinical and clinical studies are produced under contract with third parties.  To date, we have partnered with Johnson Matthey for the manufacture of our active pharmaceutical ingredients.  Johnson Matthey is an almost 200 year old company that is a global supplier of active pharmaceutical ingredients, fine chemicals and other specialty chemical products and services to a wide range of chemical and pharmaceutical industry customers and industrial and academic research organizations.  Johnson Matthey is a leader in the manufacture of metal-based pharmaceutical products.

Commercialization

If BARDA elects to procure AEOL10150 pursuant to an EUA, as described above, or after FDA approval, it is possible for the Company to generate significant sales revenue without the need of raising significant funds to build a commercial organization.  Depending on the size of those procurements, and assuming the successful development and FDA approval of our compounds in other, non-biodefense indications, we may have sufficient financial resources to internally fund the building of a commercial organization.  However, in the event procurements from BARDA are not made, and assuming successful development and FDA approval of one or more of our compounds, to successfully commercialize our catalytic antioxidant programs, we must seek corporate partners with expertise in commercialization or develop this expertise internally. However, we may not be able to successfully commercialize our catalytic antioxidant technology, either internally or through collaboration with others.

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

Biodefense Industry

Market Overview

The market for biodefense countermeasures has grown dramatically as a result of the increased awareness of the threat of global terror activity in the wake of the September 11, 2001 terrorist attacks. The U.S. government is the principal source of worldwide biodefense spending. Most U.S. government spending on biodefense programs is in the form of development funding from NIAID, BARDA and the Department of Defense (“DoD”) and procurements of countermeasures by BARDA, the CDC and the DoD. The U.S. government is now the largest source of development and procurement funding for academic institutions and biotechnology companies conducting biodefense research or developing vaccines and immunotherapies directed at potential agents of bioterror or biowarfare.

We analyze the biodefense market in three segments; the United States military market, United States commercial market and non U.S. markets, with the U.S. government funding representing the vast majority of the worldwide market. According to the Center for Biosecurity at the University of Pittsburgh Medical Center the U.S. government’s biodefense military and civilian spending approximated $8 billion in fiscal 2009 and has averaged around $5.5 billion from fiscal years 2001 to 2009.Biodefense military and civilian spending in fiscal year 2010 was expected to be about $6 billion.

●
U.S. Civilian: The U.S. civilian market includes funds to protect the U.S. population from biological agents and is largely funded by the Project BioShield Act of 2004 (“Project BioShield”). Project BioShield is the U.S. government’s largest biodefense initiative. It governs and funds with, $5.6 billion, procurements of biodefense countermeasures for the SNS for the period from July 2004 through 2013.

●
U.S. Military: The DoD is responsible for the development and procurements of countermeasures for the military segment which focuses on providing protection for military personnel and civilians who are on active duty.

●
Non-U.S. Markets: Non-U.S. markets address protection against biowarfare agents for both civilians and military personnel in foreign countries. We anticipate that foreign countries will want to procure biodefense products as they are developed and validated by procurements by the U.S. government.

Project BioShield and the Pandemic and All-Hazards Preparedness Act

Project BioShield became law in 2004 and authorizes procurements of countermeasures for chemical, biological, radiological and nuclear attacks for the SNS, which is a national repository of medical assets and countermeasures designed to provide federal, state and local public health agencies with medical supplies needed to treat those affected by terrorist attacks, natural disasters, industrial accidents and other public health emergencies. Project BioShield provided appropriations of $5.6 billion to be expended over ten years into a special reserve fund.

The Pandemic and All-Hazards Preparedness Act, passed in 2006, established BARDA as the agency responsible for awarding procurement contracts for biomedical countermeasures and providing development funding for advanced research and development in the biodefense arena, and supplements the funding available under Project BioShield for chemical, biological, radiological and nuclear countermeasures, and provides funding for infectious disease pandemics. Funding for BARDA is provided by annual appropriations by Congress. Congress also appropriates annual funding for the CDC for procurements of medical assets and countermeasures for the SNS and for NIAID to conduct biodefense research. This appropriation funding supplements amounts available under Project BioShield.

Currently, the U.S. government may, at its discretion, purchase critical biodefense products for the SNS prior to FDA approval based on Emergency Use Authorization enabled under the Project BioShield legislation. On an ongoing basis we monitor notices for requests for proposal, grants and other potential sources of government funding that could potentially support the development of our drug candidates. Nevertheless, changes in government budgets, priorities and agendas as well as political pressures could result in a reduction in overall government financial support for the biodefense sector in general and/or specifically the drug candidates we are developing. Due to the current economic downturn, the accompanying fall in tax revenues and the U.S. government’s efforts to stabilize the economy, the U.S. government may be forced or choose to reduce or delay spending in the biodefense field, which could decrease the likelihood of future government contract awards, the likelihood that the government will exercise its right to extend any of its existing contracts and/or the likelihood that the government would procure products from us.(For further information, see “Risk Factors — Risks Related to Our Dependence on U.S. Government Grants and Contracts — Most of our immediately foreseeable future revenues are contingent upon grants and contracts from the U.S. government and we may not achieve sufficient, if any, revenues from these agreements to attain profitability.”) As a result, further development of our drug candidates and ultimate product sales to the government, if any, could be delayed or stopped altogether.

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

As of December 1, 2011, our catalytic antioxidant small molecule technology base is described in 12 issued United States patents and four United States pending patent applications. These patents and patent applications belong in whole or in part to Duke or the NJH and are licensed to us. These patents and patent applications cover soluble manganic porphyrins as antioxidant molecules as well as targeted compounds obtained by coupling such antioxidant compounds to molecules that bind to specific extracellular elements. The pending U.S. patent applications and issued U.S. patents include composition of matter claims and method claims for several series of compounds. Corresponding international patent applications have been filed, 83 of which have issued, and one of which has been allowed as of December 1, 2011. Our 12 issued US patents will expire between 2015 and 2023.

In addition to patent protection, we rely upon trade secrets, proprietary know-how and technological advances that we seek to protect, in part, through confidentiality agreements with our collaborative partners, employees and consultants. Our employees and consultants are required to enter into agreements providing for confidentiality and the assignment of rights to inventions made by them while in our service. We also enter into non-disclosure agreements to protect our confidential information furnished to third parties for research and other purposes.

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

The steps required by the FDA before new drug products may be marketed in the United States include:

●	completion of preclinical studies;
●	the submission to the FDA of a request for authorization to conduct clinical trials on an IND, which must become effective before clinical trials may commence;
●
adequate and well-controlled Phase I clinical trials which typically involves normal, healthy volunteers. The tests study a drug candidate’s safety profile, including the safe dosage range. The studies also determine how a drug is absorbed, distributed, metabolized and excreted as well as the duration of its action;

●	adequate and well-controlled Phase II clinical trials which typically involve treating patients with the targeted disease with the drug candidate to assess a drug’s effectiveness;
●
adequate and well-controlled Phase III clinical trials involving a larger population of patients with the targeted disease are treated with the drug candidate to confirm efficacy of the drug candidate in the treatment of the targeted indication and to identify adverse events;

●	submission to the FDA of an NDA; and
●	review and approval of the NDA by the FDA before the product may be shipped or sold commercially.

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

Preclinical testing includes laboratory evaluation and characterization of the safety and efficacy of a drug and its formulation. Preclinical testing results are submitted to the FDA as a part of an IND which must become effective prior to commencement of clinical trials. Clinical trials are typically conducted in three sequential phases following submission of an IND. Phase I represents the initial administration of the drug to a small group of humans, either patients or healthy volunteers, typically to test for safety (adverse effects), dosage tolerance, absorption, distribution, metabolism, excretion and clinical pharmacology, and, if possible, to gain early evidence of effectiveness. Phase II involves studies in a small sample of the actual intended patient population to assess the efficacy of the drug for a specific indication, to determine dose tolerance and the optimal dose range and to gather additional information relating to safety and potential adverse effects. Once an investigational drug is found to have some efficacy and an acceptable safety profile in the targeted patient population, Phase III studies are initiated to further establish clinical safety and efficacy of the therapy in a broader sample of the general patient population, in order to determine the overall risk-benefit ratio of the drug and to provide an adequate basis for any physician labeling. During all clinical studies, we must adhere to good clinical practices (“GCPs”) standards. The results of the research and product development, manufacturing, preclinical studies, clinical studies and related information are submitted in an NDA to the FDA.

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

Project BioShield

Project BioShield provides expedited procedures for bioterrorism related procurements and awarding of research grants, making it easier for HHS to quickly commit funds to countermeasure projects. Project BioShield relaxes procedures under the Federal Acquisition Regulation for procuring property or services used in performing, administering or supporting biomedical countermeasure research and development. In addition, if the Secretary of HHS deems that there is a pressing need, Project BioShield authorizes the Secretary to use an expedited award process, rather than the normal peer review process, for grants, contracts and cooperative agreements related to biomedical countermeasure research and development activity.

Under Project BioShield, the Secretary of HHS, with the concurrence of the Secretary of the Department of Homeland Security (“DHS”), and upon the approval of the President, can contract to purchase unapproved countermeasures for the SNS in specified circumstances. Congress is notified of a recommendation for a stockpile purchase after Presidential approval. Project BioShield specifies that a company supplying the countermeasure to the SNS is paid on delivery of a substantial portion of the countermeasure. To be eligible for purchase under these provisions, the Secretary of HHS must determine that there are sufficient and satisfactory clinical results or research data, including data, if available, from preclinical and clinical trials, to support a reasonable conclusion that the countermeasure will qualify for approval or licensing within eight years. Project BioShield also allows the Secretary of HHS to authorize the emergency use of medical products that have not yet been approved by the FDA. To exercise this authority, the Secretary of HHS must conclude that:

●	the agent for which the countermeasure is designed can cause serious or life-threatening disease;
●	the product may reasonably be believed to be effective in detecting, diagnosing, treating or preventing the disease;
●	the known and potential benefits of the product outweigh its known and potential risks; and
●	there is no adequate alternative to the product that is approved and available.

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

Regulations Regarding Government Contracting

We may become a government contractor in the United States and elsewhere which would mean that we would be subject to various statutes and regulations that govern procurements of goods and services by agencies of the United States and other countries, including the Federal Acquisition Regulation. These governing statutes and regulations can impose stricter penalties than those normally applicable to commercial contracts, such as criminal and civil damages liability and suspension and debarment from future government contracting. In addition, pursuant to various statutes and regulations, our government contracts may be subject to unilateral termination or modification by the government for convenience in the United States and elsewhere, detailed auditing requirements and accounting systems, statutorily controlled pricing, sourcing and subcontracting restrictions and statutorily mandated processes for adjudicating contract disputes.

Hazardous Materials and Select Agents

Our development and manufacturing processes involve the use of hazardous materials, including chemicals and radioactive materials, and produce waste products. Accordingly, we are subject to federal, state and local laws and regulations governing the use, manufacturing, storage, handling and disposal of these materials. In addition to complying with environmental and occupational health and safety laws, we must comply with special regulations relating to biosafety administered by the CDC, HHS and the DoD.

Other Regulations

In the United States and elsewhere, the research, manufacturing, distribution, sale and promotion of drug and biological products are subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare and Medicaid Services; other divisions of HHS, such as the Office of Inspector General: the U.S. Department of Justice and individual U.S. Attorney offices within the Department of Justice and state and local governments. For example, sales, marketing and scientific and educational grant programs must comply with the anti-kickback and fraud and abuse provisions of the Social Security Act, the False Claims Act, the privacy provisions of the Health Insurance Portability and Accountability Act and similar state laws. Pricing and rebate programs must comply with the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990 and the Veterans Health Care Act of 1992.All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws.

CPEC, LLC

We were previously developing bucindolol for the treatment of heart failure, but development was discontinued in 1999.Commercial rights to bucindolol are owned by CPEC, LLC, a limited liability company (“CPEC”), of which we own 35% and Endo Pharmaceuticals (formerly Indevus Pharmaceuticals), Inc. owns 65%.

During fiscal 2008, CPEC received a milestone payment from ARCA of $500,000.The milestone payment was triggered by the acceptance by the FDA of an NDA for bucindolol. Future milestone payments and royalty payments to us and CPEC, if any, while provided for under the agreement between CPEC and ARCA, cannot be assured or guaranteed. Also as a result of the filing of the NDA with the FDA, we were obligated to pay $413,000 in the form of cash or stock at our election to the majority owner of CPEC who in turn paid the original licensors of bucindolol per the terms of the 1994 Purchase Agreement of CPEC. On November 6, 2009, we issued 1,099,649 shares of common stock to the majority owner of CPEC to satisfy our obligation.

During fiscal 2009, we sold our holdings of ARCA, generating a gain of $133,000. In addition, during fiscal 2009, ARCA received a Complete Response letter from the FDA for its NDA for bucindolol for the treatment of patients with chronic heart failure. In the Complete Response letter, the FDA stated that it cannot approve the NDA in its current form and specifies additional actions and information required for approval of the bucindolol NDA.

Employees

At December 21, 2011, we had six full-time employees and no part time employees. None of our employees is represented by a labor union. In addition to our employees, we utilize several consultants to perform key functions for the Company.

Executive Officers

Our executive officers and their ages as of December 21, 2011 were as follows:

Name	Age	Position(s)

David Cavalier	42	Chairman of the Board
John L. McManus	47	President and Chief Executive Officer
Russell Skibsted	52	Senior Vice President, Chief Financial Officer and Secretary
Brian J. Day, Ph.D.	51	Chief Scientific Officer

David C. Cavalier has been the Chairman of our Board since April 30, 2004, and became a full time employee of the Company in November 2009.Since 2001, he has been a Principal and the Chief Operating Officer of Xmark Opportunity Partners, LLC, a manager of a family of private investment funds. From 1995 to 1996, Mr. Cavalier worked for Tiger Real Estate, a $785 million private investment fund sponsored by Tiger Management Corporation. Mr. Cavalier began his career in 1994 in the Investment Banking Division of Goldman, Sachs & Co. working on debt and equity offerings for public and private real estate companies. He received a B.A. from Yale University and an M.Phil. from Oxford University.

John L. McManus. Mr. McManus began as a consultant to the Company in June 2005 as President. He became employed as our President and Chief Operating Officer in July 2006 and was appointed President and Chief Executive Officer in March 2007.Mr. McManus, who received his degree in business administration from the University of Southern California in 1986, is the founder and president of McManus Financial Consultants, Inc. (“MFC”), which provides strategic, financial and investor relations advice to senior managements and boards of directors of public companies, including advice on mergers and acquisitions. These companies have a combined value of over $25 billion. He has served as president of MFC since 1997.In addition, Mr. McManus previously served as Vice President, Finance and Strategic Planning to Spectrum Pharmaceuticals, Inc. (NASDAQ: SPPI), where he had primary responsibility for restructuring Spectrum’s operations and finances, including the design of strategic and financial plans to enhance Spectrum’s corporate focus, and leading the successful implementation of these plans. The implementation of these plans led to an increase in Spectrum’s market value from $1 million to more than $125 million at the time of Mr. McManus’ departure.

Russell R. Skibsted. Mr. Skibsted is a seasoned executive with over 25 years of experience in finance, acquisitions, partnering, marketing and operations with companies ranging from start-ups to a Fortune 5. He has significant private equity, public market, operations and transaction experience with both public and private companies. From May 2006 to September 2009, Mr. Skibsted was Senior Vice President and Chief Business Officer of Spectrum Pharmaceuticals (NASDAQ: SPPI), where he led global strategy, mergers and acquisitions, licensing, fund-raising and investor and public relations. At Spectrum, Mr. Skibsted completed a significant partnership and an asset sale generating over $62 million in non-dilutive funding to the company in 2008. From October 2004 to January 2006, Mr. Skibsted was Chief Financial Officer at Talon Therapeutics, Inc. (OTC: TLON) (formerly Hana Biosciences, Inc.), where he led the process of bringing the company public and completed two financings. Prior to that time, from May 2000 to July 2004, Mr. Skibsted was Partner and Chief Financial Officer of Asset Management Company, a venture capital firm, where he oversaw the financial and administrative functions, public and private portfolios and aviation operations. Mr. Skibsted holds a BA in Economics from Claremont McKenna College and an MBA from Stanford University.

Brian J. Day, Ph.D. Dr. Day is a part-time consultant and was appointed our Chief Scientific Officer in September 2004.Dr.Day has extensive training in both pharmacology and toxicology with over 14 years of experience. Since 1994 he has helped guide the design and synthesis of metalloporphyrins and has discovered a number of their novel activities in biological systems. Dr. Day has authored over 70 original scientific publications and served as a consultant to biotechnology companies for over 10 years. He is an active member of a number of scientific societies including the American Chemical Society, Society for Free Radicals in Biology and Medicine, and Society of Toxicology, where he served on the Board of Publications. Dr. Day has been at the NJH since 1997 and currently is a Professor in the Environmental and Occupational Health Sciences Division. He is one of our scientific co-founders and an inventor on a majority of the catalytic antioxidant program’s patents.

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

We have incurred significant losses over the past five years, including net income of approximately $299,000 for the year ended September 30, 2011 and net losses of approximately $25,869,000 and $2,296,000 for the years ended September 30, 2010 and 2009, respectively, and we had an accumulated deficit of approximately $182,412,000 as of September 30, 2011. Our operating losses have been due primarily to our expenditures for research and development on our drug candidates and for general and administrative expenses and our lack of significant revenues. Additionally, during 2011 and 2010 we incurred a gain of $3,887,000 and a charge of $21,347,000, respectively, to our warrant liability related to warrants issued to investors in financings. We are likely to continue to incur operating losses until such time, if ever, that we generate significant recurring revenues. We anticipate it will take a minimum of four years (and possibly longer) for us to generate recurring revenues, since we expect that it will take at least that long before the development of any of our licensed or other current potential products is completed, marketing approvals are obtained from the FDA and commercial sales of any of these products can begin.

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

We received approximately $337,000 in November 2010 from the IRS for the QTDP. On December 28, 2010, we raised gross proceeds of $1,000,000 through the sale of our common stock and warrants to two institutional investors as a result of these investors exercising an option for additional investment that they received in our August 2010 financing. As of September 30, 2011, we had cash of approximately $518,000. We expect to use these funds, including any additional funds received pursuant to the issuance of additional securities and the exercise of outstanding warrants to purchase our capital stock, to continue the development of our drug candidates, to expand the development of our drug pipeline and for working capital.

In order to fund on-going operating cash requirements, or to accelerate or expand our oncology and other programs we may need to raise significant additional funds. We are continuously considering strategic and financial options available to us, including public or private equity offerings, debt financings or collaboration arrangements. If we raise additional funds by issuing securities, our stockholders will experience dilution of their ownership interest. Debt financings, if available, may involve restrictive covenants and require significant interest payments. If we do not receive additional financing to fund our operations not reimbursed under the BARDA contract, or if BARDA does not exercise any additional options under the BARDA Contract and we are unable to raise sufficient capital for operations, we would have to discontinue some or all of our activities, merge with or sell, lease or license some or all of our assets to another company, or cease operations entirely, and our stockholders might lose all or part of their investments.

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

In its audit opinion issued in connection with our consolidated balance sheets as of September 30, 2011 and our consolidated statements of operations, stockholder’s equity and cash flows for the years ended September 30, 2011, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern given our recurring net losses, negative cash flows from operations and working capital deficiency.  In addition, in its audit opinion issued in connection with our consolidated balance sheets as of September 30, 2010 and our consolidated statements of operations, stockholder’s equity and cash flows for the years ended September 30, 2010 and 2009, our prior independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern given our recurring net losses, negative cash flows from operations and working capital deficiency. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue in existence.

We have a history of operating losses and expect to continue to incur substantial losses and may never become profitable.

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

Our likelihood for achieving profitability will depend on numerous factors, including success in:

●	developing our existing drug candidates and developing and testing new drug candidates;
●	carrying out our intellectual property strategy;
●	establishing our competitive position;
●	achieving third-party collaborations;
●	receiving regulatory approvals;
●	manufacturing and marketing products; and
●	receiving government funding and identifying new government funding opportunities.

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

The current turmoil impacting the financial markets and the possibility that financial institutions may consolidate or cease operations has resulted in a tightening in the credit markets, a low level of liquidity in many financial markets and extreme volatility in fixed income, credit, currency and equity markets. As a result, there can be no assurances that we will be successful in obtaining sufficient financing on commercially reasonable terms, or at all. Our requirements for additional capital may be substantial and will be dependent on many factors, including the success of our research and development efforts, our ability to commercialize and market products, our ability to successfully pursue our licensing and collaboration strategy, the receipt of government funding, competing technological developments, costs associated with the protection of our intellectual property and any future change in our business strategy.

As of September 30, 2011, we had an accumulated deficit of $182,412,000 from our research, development and other activities. We have not generated material revenues from product sales and do not expect to generate product revenues sufficient to support us for at least several more years.

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

Our catalytic antioxidant program is in the early stages of development, involves unproven technology, requires significant further R&D and regulatory approvals and is subject to the risks of failure inherent in the development of products or therapeutic procedures based on innovative technologies. These risks include the possibilities that:

●	any or all of these proposed products or procedures are found to be unsafe or ineffective or otherwise fail to receive necessary regulatory approvals;
●	the proposed products or procedures are not economical to market or do not achieve broad market acceptance;
●	third parties hold proprietary rights that preclude us from marketing the proposed products or procedures; and
●	third parties market a superior or equivalent product.

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

Numerous factors could affect the timing, cost or outcome of our drug development efforts, including the following:

●	Difficulty in securing research laboratories to conduct research activities;
●	Difficulty in securing centers to conduct trials;
●	Difficulty in enrolling patients in conformity with required protocols or projected timelines;
●	Unexpected adverse reactions by patients in trials;
●	Difficulty in obtaining clinical supplies of the product;
●	Changes in the FDA’s or other regulatory body’s requirements for our testing during the course of that testing;
●	Inability to generate statistically significant data confirming the efficacy of the product being tested;
●	Modification of the drug during testing; and
●	Reallocation of our limited financial and other resources to other clinical programs.

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

If BARDA opts not to exercise its options under the BARDA Contract, we would be dependent upon grants from NIH for continued development of AEOL 10150 for Lung-ARS, or we would need to curtail our development program in this area significantly and we may be placed at a competitive disadvantage in addressing this market opportunity.

During the fiscal year ended September 30, 2011, we received 100% of our revenues from the BARDA Contract. These revenues have funded some of our personnel and other R&D costs and expenses. Pursuant to the BARDA Contract, we will receive approximately $10.4 million in the first year base period of performance and up to an additional approximately $108 million in four option years, if the options are exercised by BARDA, for a total contract value of up to approximately $118.4 million. Under the terms of the BARDA Contract, BARDA may elect not to exercise some or all of the additional options. Because a significant portion of our current revenues are generated from the BARDA Contract, if BARDA does not exercise its options under the BARDA Contract, our ability to develop AEOL 10150 as an MCM for Lung-ARS could be negatively impacted, which could harm our competitive position and materially and adversely affect our business, financial condition and results of operations.

Necessary reliance on the “Animal Rule” in conducting trials is time-consuming and expensive.

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

Even if we succeed in commercializing our drug candidates, we may not become profitable and manufacturing problems or side effects discovered at later stages can further increase costs of commercialization.

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

We do not have the staff or facilities to manufacture or market any of the drug candidates being developed in our catalytic antioxidant program. As a result, we will need to enter into collaborative arrangements to commercialize, manufacture and market products that we expect to emerge from our catalytic antioxidant program, or develop the expertise within our Company. We might not be successful in entering into such third party arrangements on terms acceptable to us, if at all. If we are unable to obtain or retain third-party manufacturing or marketing on acceptable terms, we may be delayed in our ability to commercialize products, which could have a material adverse effect on our business, prospects, financial condition and results of operations. Substantial additional funds and personnel would be required if we needed to establish our own manufacturing or marketing operations. We may not be able to obtain adequate funding or establish these capabilities in a cost-effective or timely manner, which could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

As of December 21, 2011, we had six full-time employees and zero part-time employees. We utilize consultants to assist with our operations and are highly dependent on the services of our executive officers. We do not maintain “key person” life insurance on any of our personnel. We also are dependent on our collaborators for our research and development activities. The loss of key executive officers or collaborators could delay progress in our research and development activities or result in their termination entirely.

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

As a result, these competitors may:

●	Succeed in developing competitive products sooner than us or our strategic partners or licensees;
●	Obtain FDA and other regulatory approvals for their products before approval of any of our products;
●	Obtain patents that block or otherwise inhibit the development and commercialization of our drug candidates;
●	Develop products that are safer or more effective than our products;
●	Devote greater resources to marketing or selling their products;
●	Introduce or adapt more quickly to new technologies or scientific advances;
●	Introduce products that render our products obsolete;
●	Withstand price competition more successfully than us or our strategic partners or licensees;
●	Negotiate third-party strategic alliances or licensing arrangements more effectively; or
●	Take advantage of other opportunities more readily.

Currently, there are three drugs approved as radiation protection agents. Amifostine (Ethyol®) is marketed by MedImmune, Inc. for use in reduction of chemotherapy-induced kidney toxicity and radiation-induced xerostomia (damage to the salivary gland).KepivanceTM (palifermin) is marketed by Amgen, Inc. for use in the treatment of severe oral mucositis (mouth sores) in patients with hematologic (blood) cancers. Salagen Tablets (pilocarpine hydrochloride) is marketed by MGI Pharma in the United States as a treatment for the symptoms of xerostomia induced by radiation therapy in head and neck cancer patients. However, there are also many companies working to develop pharmaceuticals that act as a radiation protection agent.

Acceptance of our products in the marketplace is uncertain, and failure to achieve market acceptance will harm our business.

Even if approved for marketing, our products may not achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including:

●	the receipt of regulatory approvals for the indications that we are studying;
●	the establishment and demonstration in the medical community of the safety, clinical efficacy and cost-effectiveness of our products and their potential advantages over existing therapeutic products;
●	marketing and distribution support;
●	the introduction, market penetration and pricing strategies of competing and future products; and
●	coverage and reimbursement policies of governmental and other third-party payors such as insurance companies, health maintenance organizations and other plan administrators.

Physicians, patients, payors or the medical community in general may be unwilling to accept, purchase, utilize or recommend any of our products.

We may be required to make milestone payments and other payments relating to the commercialization of our products.

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

Our short-term investments, marketable securities and restricted investments, if any, are subject to certain risks which could materially adversely affect our overall financial position.

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

In the future, we may become involved in legal proceedings that, if adversely adjudicated or settled, could materially impact our financial condition.

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

We are prohibited from taking certain actions and entering into certain transactions without the consent of certain holders of our warrants.

As long as certain warrants issued on October 6, 2009, July 30, 2010, August 11, 2010 and December 28, 2010 are outstanding, we are prohibited from taking certain actions or entering into certain transactions without the prior consent of the warrant holders of the warrants issued on October 6, 2009, July 30, 2010, August 11, 2010 and December 28, 2010 (the “2009/2010 Warrant Holders”).Under these warrants, we are also prohibited from selling the Company to an entity other than one that is publicly traded.

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

Risks Related to Our Dependence on U.S. Government Grants and Contracts

Even with the BARDA Contract, we may not be able to fully fund our research and development of AEOL 10150 as a MCM for Lung-ARS.

The BARDA Contract is a cost-plus-fixed-fee reimbursement contract that only reimburses certain specified activities that have been previously authorized by BARDA. There is no guarantee that additional activities will not be needed and, if so, that BARDA will reimburse us for these activities. Additionally, we have no experience meeting the significant requirements of a federal government contractor, which includes having appropriate accounting, project tracking and earned-value management systems implemented and operational, and we may not be able to meet these requirements in a timely way or at all. Performance under the BARDA Contract requires that we comply with appropriate regulations and operational mandates, with which we have minimal or no operational experience. Our ability to be regularly and fully reimbursed for our activities will depend on our ability to comply and demonstrate compliance with such requirement.

The BARDA Contract award does not guarantee that we will be successful in future clinical trials or that AEOL 10150 will be approved by the FDA.

The BARDA Contract provides a cost-plus-fixed-fee reimbursement opportunity for certain specified clinical and development activities, but we remain fully responsible for conducting these activities. The award of BARDA Contract does not guarantee that any of these activities will be successful. Our inability to be successful with certain key clinical or development activities could jeopardize our ability to obtain FDA approval for AEOL 10150.

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

The laws and regulations governing procurements of goods and services by the U.S. government provide procedures by which other bidders and other interested parties may challenge the award of a government contract. If we are awarded a government contract, such challenges or protests could be filed even if there are not any valid legal grounds on which to base the protest. If any such protests are filed, the government agency may decide to suspend our performance under the contract while such protests are being considered by the GAO or the applicable federal court, thus potentially delaying delivery of goods and services and payment. In addition, we could be forced to expend considerable funds to defend any potential award. If a protest is successful, the government may be ordered to terminate the contract and reselect bids. The government could even be directed to award a potential contract to one of the other bidders.

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

The DCAA also reviews the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including:

●	termination of contracts;
●	forfeiture of profits;
●	suspension of payments;
●	fines; and
●	suspension or prohibition from conducting business with the U.S. government.

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

●
the Federal Acquisition Regulations, and agency-specific regulations supplemental to the Federal Acquisition Regulations, which comprehensively regulate the procurement, formation, administration and performance of government contracts;

●
the business ethics and public integrity obligations, which govern conflicts of interest and the hiring of former government employees, restrict the granting of gratuities and funding of lobbying activities and incorporate other requirements such as the Anti-Kickback Act and Foreign Corrupt Practices Act;

●	export and import control laws and regulations; and
●	laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.

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

Because we depend on clinical research centers and other contractors for clinical and non-clinical testing, including testing under the “Animal Rule”, and for certain research and development activities, the results of our clinical trial, non-clinical animal efficacy studies, and research and development activities are largely beyond our control.

The nature of studies, clinical trials and our business strategy of outsourcing substantially all of our research and development and manufacturing work require that we rely on clinical research centers and other contractors to assist us with research and development, clinical and non-clinical testing (including animal efficacy studies under the “Animal Rule”), patient enrollment and other activities. As a result, our success depends largely on the success of these third parties in performing their responsibilities. Although we prequalify our contractors and believe that they are fully capable of performing their contractual obligations, we cannot directly control the adequacy and timeliness of the resources and expertise that they apply to these activities. Furthermore, we have to compete with other biodefense companies for access to this limited pool of highly specialized resources. If our contractors do not perform their obligations in an adequate and timely manner or we are unable to enter into contracts with them because of prior commitments to our competitors, the pace of clinical or non-clinical development, regulatory approval and commercialization of our drug candidates could be significantly delayed and our prospects could be adversely affected.

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

Government contracts customarily contain provisions that give the government substantial rights and remedies, many of which are not typically found in commercial contracts, including provisions that allow the government to:

●	terminate existing contracts, in whole or in part, for any reason or no reason;
●	unilaterally reduce or modify contracts or subcontracts, including equitable price adjustments;
●	cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;
●	decline to exercise an option to renew a contract;
●	exercise an option to purchase only the minimum amount specified in a contract;
●	decline to exercise an option to purchase the maximum amount specified in a contract;
●	claim rights to products, including intellectual property, developed under the contract;
●	take actions that result in a longer development timeline than expected;
●	audit and object to the contractor’s contract-related costs and fees, including allocated indirect costs;
●	direct the course of a development program in a manner not chosen by the government contractor;
●	suspend or debar the contractor from doing business with the government or a specific government agency;
●	pursue criminal or civil remedies under the False Claims Act and False Statements Act; and
●	control or prohibit the export of products.

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

As of December 21, 2011, Xmark Opportunity Partners, LLC (“Xmark”) possessed voting power over 39,575,839 shares, or 65.4%, of our outstanding common stock as of such date, through its management of Goodnow Capital, L.L.C. (“Goodnow”), Xmark Opportunity Fund, L.P., Xmark Opportunity Fund, Ltd. and Xmark JV Investment Partners, LLC (collectively, the “Xmark Funds”), and through a voting trust agreement by and among Biomedical Value Fund, L.P., Biomedical Value Fund, Ltd., Xmark Opportunity Partners, LLC and the Company(the “Xmark Voting Trust”) with respect to 1,000,000 shares. As a result, Xmark is able to determine a significant part of the composition of our board of directors, holds significant voting power with respect to matters requiring stockholder approval and is able to exercise significant influence over our operations. The interests of Xmark may be different than the interests of other stockholders on these and other matters. This concentration of ownership also could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could reduce the price of our common stock.

David Cavalier, an employee and our Chairman of the Board of Directors, and Xmark with which he is affiliated, possess voting power of 65.4% of our outstanding common stock as of December 21, 2011.Accordingly, Mr. Cavalier currently has, and will continue to have, a significant influence over the outcome of all corporate actions requiring stockholder approval.

Also as of December 21, 2011, Efficacy Capital Ltd. (“Efficacy Capital”) owned 4,280,938 shares, or 7.1%, of our outstanding common stock as of such date, through its management of Efficacy Biotech Master Fund Ltd. As a result, Efficacy Capital is able to determine a part of the composition of our board of directors, holds significant voting power with respect to matters requiring stockholder approval and is able to exercise significant influence over our operations. The interests of Efficacy Capital may be different than the interests of other stockholders on these and other matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could reduce the price of our common stock.

Our executive officers and directors and holders of greater than five percent of our outstanding common stock, together with entities that may be deemed affiliates of, or related to, such persons or entities, beneficially owned greater than 83.9% of our outstanding common stock as of December 21, 2011.As a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. The interests of our current major stockholders may not always coincide with the interests of other stockholders and they may take actions to advance their respective interests to the detriment of other stockholders.

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

As of December 21, 2011, we had 60,470,718 shares of common stock outstanding. We may grant to our employees, directors and consultants, options to purchase shares of our common stock under our 2004 Stock Option Plan. In addition, as of December 21, 2011, options to purchase 8,942,628 shares were outstanding at exercise prices ranging from $0.29 to $15.70 per share, with a weighted average exercise price of $0.82 per share, and 2,867,159 shares were reserved for issuance under the 2004 Stock Option Plan. In addition, as of December 21, 2011, warrants to purchase 61,039,999 shares of common stock were outstanding at exercise prices ranging from $0.28 to $2.50 per share, with a weighted exercise price of $0.30 per share.

In connection with prior collaborations and financing transactions, we also issued 526,080 shares of Series B preferred stock and warrants to purchase 896,037 shares of Series B preferred stock to affiliates of Elan Corporation, plc (“Elan”).These securities generally are exercisable and convertible at the option of the Elan affiliates. The conversion of all or a portion of these securities would dilute the ownership interests of our stockholders.

Our common stock is not listed on a national securities exchange, is illiquid and is characterized by low and/or erratic trading volume, and the per share price of our common stock has fluctuated from $0.24 to $1.10 during the last two years.

Our common stock is quoted on the OTCQB under the symbol “AOLS.” An active public market for our common stock is unlikely to develop as long as we are not listed on a national securities exchange. Even if listed, the market for our stock may be impaired because of the limited number of investors, the significant ownership stake of Efficacy Capital and Xmark (through its management of Goodnow and the Xmark Funds), and our small market capitalization, which is less than that authorized for investment by many institutional investors.

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

Upon receiving notice from Xmark, we are obligated to register with the SEC shares of common stock and the common stock underlying the warrants to purchase common stock held by the Xmark. If these securities are registered with the SEC, they may be sold in the open market. In addition, upon receiving notice from Elan, we are obligated to register with the SEC shares of common stock underlying the Series B preferred stock and warrants to purchase Series B preferred stock held by the Elan affiliates. If these securities are registered with the SEC, they may be sold in the open market. We expect that we also will be required to register any securities sold in future private financings. The sale of a significant amount of shares in the open market, or the perception that these sales may occur, could cause the trading price of our common stock to decline or become highly volatile.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our amended and restated certificate of incorporation and bylaws may delay or prevent an acquisition of us or a change in our management. These provisions include a prohibition on actions by written consent of our stockholders and the ability of our board of directors to issue preferred stock without stockholder approval. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the General Corporation Law of the State of Delaware, which prohibits stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us. These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.

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

In June 2008, the Financial Accounting Standards Board (“FASB”) ratified what was originally referred to as Emerging Issues Task Force (“EITF”) Issue No. 07-5 recently codified by FASB as Accounting Standards Codification (“ASC”) Topic 815, which contains guidance for determining whether an Instrument (or embedded feature) is indexed to an entity’s own stock. Equity-linked instruments (or embedded features) that otherwise meet the definition of a derivative are not accounted for as derivatives if certain criteria are met, one of which is that the instrument (or embedded feature) must be indexed to the entity’s own stock. We adopted this guidance on October 1, 2009 and began applying its provisions to outstanding instruments as of that date. A number of our outstanding warrants to purchase common stock are impacted by this guidance. As a result, liability recorded for a number of our outstanding warrants may increase or decrease, sometimes dramatically, from quarter-to-quarter. An increase in warrant liability for a period will result in a corresponding charge to our statement of operations for such period and a decrease in warrant liability for a period will result in a corresponding gain to our statement of operations for such period. Our outstanding warrants will continue to be revalued at each balance sheet date, which could result in significant and unpredictable changes to our reported liabilities and significant additional gains or losses charged to the statement of operations for each period regardless of any changes to our working capital, liquidity, or business operations.

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

	High	Low
Fiscal Year Ending September 30, 2010
October 1, 2009 through December 31, 2009	$0.55	$0.24
January 1, 2010 through March 31, 2010	$0.48	$0.30
April 1, 2010 through June 30, 2010	$0.49	$0.25
July 1, 2010 through September 30, 2010	$0.56	$0.31

Fiscal Year Ending September 30, 2011
October 1, 2010 through December 31, 2010	$0.70	$0.37
January 1, 2011 through March 31, 2011	$1.10	$0.46
April 1, 2011 through June 30, 2011	$0.71	$0.31
July 1, 2011 through September 30, 2011	$0.53	$0.36

Approximate Number of Equity Security Holders

As of December 21, 2011 the number of record holders of our common stock was 85, and we estimate that the number of beneficial owners was approximately 4,000.

Dividends

We have never paid a cash dividend on our common stock and we do not anticipate paying cash dividends on our common stock in the foreseeable future. If we pay a cash dividend on our common stock, we also must pay the same dividend on an as converted basis on our Series B preferred stock. In addition, under the terms of the warrants to purchase up to 59,149,999 shares of our common stock issued to Xmark Opportunity Partners, LLC or its affiliates (“Xmark”) in four transactions (on each of October 6, 2009, July 30, 2010, August 11, 2010 and December 28, 2010), if we were to pay a dividend on our common stock, the exercise price of these warrants would be reset from $0.28 per share or $0.50 per share, as applicable, to $0.01 per share and the warrant holders would also be entitled to receive any such dividend paid.

Moreover, any additional preferred stock to be issued and any future credit facilities might contain restrictions on our ability to declare and pay dividends on our common stock. We plan to retain all earnings, if any, for the foreseeable future for use in the operation of our business and to fund future growth.

Recent Sales of Unregistered Securities

See the descriptions of the warrants issued to Kruger, Noble, CEOCast and Market Pathways under the heading “Equity Compensation Plan and Additional Equity Information as of September 30, 2011 - Description of Equity Compensation Plans and Equity Securities Not Approved by Our Stockholders” under Part III, Item 12 below for information regarding our recent sales of unregistered securities. The securities were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder, and thus have not been registered under the Securities Act. The securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act. Each of the agreements executed in connection with the issuance of the securities contain representations to support our reasonable belief that each warrant holder had access to information concerning our operations and financial condition, each warrant holder acquired the securities for its own account and not with a view to the distribution thereof in the absence of an effective registration statement or an applicable exemption from registration, and that each warrant holder is sophisticated within the meaning of Section 4(2) of the Securities Act and an “accredited investor” (as defined by Rule 501 under the Securities Act). In addition, the issuances did not involve any public offering; we made no solicitation in connection with the issuance of the warrants other than communications with the warrant holders; we did not use any form of advertising in connection with the issuance of the warrants; we obtained representations from each warrant holder regarding his or its investment intent, experience and sophistication; and each warrant holder r either received or had access to adequate information about us in order to make informed investment decisions. At the time of their issuance, the securities were deemed to be restricted securities for purposes of the Securities Act, and the certificates representing the securities bear legends to that effect.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Performance Graph

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

Item 6.    Selected Financial Data.

Read the following selected financial data in conjunction with our consolidated financial statements and the notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. We derived the consolidated statements of operations data for the five fiscal years ended September 30, 2011 and the related consolidated balance sheet data at those dates from our audited consolidated financial statements. Except for the consolidated statements of operations for the fiscal years ended September 30, 2008 and 2007 and the consolidated balance sheet data at September 30, 2009, 2008 and 2007, each of these consolidated financial statements is included elsewhere in this Annual Report on Form 10-K.

Statement of Operations Data:

	Year Ended September 30,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Revenue:
Grant income and contract revenue	$4,821	—	$—	$—	$—
Costs and expenses:
Research and development	5,055	1,690	711	977	1,381
General and administrative	3,668	1,954	1,292	1,540	1,919
Total costs and expenses	8,723	3,644	2,003	2,517	3,300
Loss from operations	(3,902)	(3,644)	(2,003)	(2,517)	(3,300)
Other income (expenses), net	4,222	(21,347)	144	(405)	225
Interest income (expense), net	(21)	(878)	(437)	(51)	51
Net income (loss)	299	(25,869)	(2,296)	(2,973)	(3,024)
Preferred stock dividend and accretion	—	—	—	—	—
Net income (loss) attributable to common stockholders	$299	(25,869)	$(2,296)	$(2,973)	$(3,024)
Basic net income (loss) per share attributable to common stockholders	$0.01	(0.53)	$(0.07)	$(0.09)	$(0.10)
Diluted net income (loss) per share attributable to common stockholders	$0.00	(0.53)	$(0.07)	$(0.11)	$(0.10)
Weighted average common shares outstanding:
Basic	59,474	49,151	34,789	31,953	30,239
Diluted	82,302	49,151	34,789	32,217	30,239

Balance Sheet Data:

	September 30,
	2011	2010	2009	2008	2007
	(in thousands)

Cash and cash equivalents and marketable securities	518	2,355	646	399	1,727
Working capital (deficiency)	102	781	5	(1,336)	1,538
Total assets	2,290	2,433	811	1,120	1,931
Long-term portion of capital lease obligations and notes payable	—	—	1,194	266	483
Total liabilities	25,549	29,169	1,968	2,157	751
Total stockholders’ equity (deficit)	(23,259)	(26,736)	(1,157)	(1,037)	1,180

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

We had net income of approximately $299,000 and losses of approximately $25,869,000 for the fiscal years ended September 30, 2011 and 2010, respectively. We had an accumulated deficit of approximately $182,400,000 at September 30, 2011. We have not yet generated any revenue from product sales and do not expect to receive any product revenue in the foreseeable future, if at all.

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

In addition, as part of the October 2009 Financing, all $1,000,000 of the Notes held by the August 2008 Investors were converted into common stock at a conversion rate of $0.35 per share and the August 2008 Investors’ remaining option to purchase an additional $4,000,000 in Notes was exchanged for warrants to purchase up to 14,285,714 shares of common stock in substantially the same form and terms as the warrants issued in the October 2009 Financing, including an initial exercise price of $0.28 per share. As consideration for the August 2008 Investors to convert the Notes, we agreed to exchange warrants to purchase up to 2,000,000 shares of common stock issued to the August 2008 Investors in connection with the sale of the Notes, warrants to purchase up to 2,150,000 shares of common stock issued to certain investors and one of their affiliates in connection with a financing completed in November 2005 and warrants to purchase up to 13,392,857 shares of common stock issued to certain investors in connection with the March 2009 Financing for warrants to purchase up to an aggregate of 17,542,857 shares of our common stock in substantially the same form and terms as the warrants issued in the October 2009 Financing, including an initial exercise price of $0.28 per share, subject to adjustment as provided in the warrant agreement.

On December 24, 2009, we entered into an amendment (the “Amendment”) to the October 2009 Financing purchase agreement (the “Purchase Agreement”), pursuant to which we agreed to lower the deemed conversion price of the Notes converted in October 2009 from $0.35 per share to $0.28 per share and, as a result, we issued to the October 2009 Investors an additional 714,286 shares of our common stock for no additional consideration (the “Issuance”). The Amendment was executed to resolve a misunderstanding between the Company and the October 2009 Investors. Specifically, we initially understood that the October 2009 Investors had agreed to convert their Notes at a conversion price of $0.35 per share. However, the October 2009 Investors informed us that their agreement to convert their Notes into common stock and to exchange their remaining option to purchase an additional $4,000,000 in Notes was conditioned upon setting a conversion price for the Notes at $0.28 per share. The Purchase Agreement included a $0.35 per share conversion price and was amended to reflect the conditions required by the October 2009 Investors to effect the foregoing transactions. We did not receive any proceeds from the Issuance. The fair value of our common stock on the date of issuance of the additional shares was $343,000 and was charged to the statement of operations as interest expense.

On July 25, 2010, we gave written notice to the October 2009 Investors that we were exercising the October 2009 Put Option in full, effective July 30, 2010. As a result of the exercise, we received $1,650,000 in gross proceeds from the October 2009 Investors in exchange for the sale and issuance of an aggregate of 5,892,857 Additional Units, comprised of an aggregate of 5,892,857 shares of our common stock and warrants to purchase up to an aggregate of 11,785,714 additional shares of common stock at a purchase price of $0.28. Net cash proceeds from the exercise of the October 2009 Put Option were approximately $1,600,000 after legal costs associated with the exercise and subsequent issuance of stock and warrants.

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

In connection with our August 2010 financing, we also granted the investors in the August 2010 financing (the “August 2010 Investors”) the option to acquire, collectively, up to an additional 2,500,000 units, comprised of an aggregate of 2,500,000 shares of common stock and warrants to purchase up to an aggregate of 1,875,000 additional shares of common stock at an exercise price of $0.50 per share (the “August 2010 Call Option”). In addition, the August 2010 Investors granted us the option to require these August 2010 Investors, severally and not jointly, to acquire up to 2,500,000 additional units, less any additional units acquired under the August 2010 Call Option, at the per additional unit purchase price of $0.40 (the “August 2010 Put Option”). On December 28, 2010, the investors exercised their Call Option from the August 2010 financing. Under the terms of the option, the Company received $1,000,000 in cash in exchange for the issuance of 2,500,000 shares of common stock and 1,875,000 warrants to purchase common stock at an exercise price of $0.50 per share.

On February 11, 2011, we entered into the BARDA Contract for the advanced development of AEOL 10150 as a medical countermeasure against the pulmonary sub-syndrome of acute radiation syndrome. Pursuant to the BARDA Contract, we will receive approximately $10.4 million in the first year base period of performance and up to an additional approximately $108 million in four option years, if the options are exercised by BARDA, for a total contract value of up to approximately $118.4 million. The first year base period of performance is from February 11, 2011 to February 10, 2012. Each additional one year option period, if exercised by BARDA following our completion of specific tasks set forth in the BARDA Contract, would extend the period of performance by an additional year. If all fifteen options are exercised, the period of performance would continue through February 10, 2016.

Activities to be conducted during the first year base period of performance include radiation survival curve studies, dosing studies, bulk drug manufacturing, final drug product manufacturing, validation testing, compliance studies and the filing of an IND application, an orphan drug status application and a fast track designation application with the FDA. In the event BARDA exercises one or more of the options to extend the term of the BARDA Contract, optional activities to be conducted would include, among other things, bulk drug and final drug product manufacturing, stability studies, animal pivotal efficacy studies, human clinical safety studies and Phase I, Phase II and pre- NDA meetings and applications with the FDA.

We recognized approximately $4,821,000 in revenue during the year ended September 30, 2011 related to the BARDA Contract.

Following the commencement of the BARDA Contract, we entered into a series of agreements with various parties to further our efforts under the BARDA Contract, which are described below. On February 18, 2011, we entered into a Research and Manufacturing Agreement with JMPS, pursuant to which we engaged JMPS to, among other things, assess and develop a reliable separations or manufacturing process for certain chemical compounds as required by us and to perform such additional work as may be required or agreed upon by the parties and to manufacture compounds for us. Each project performed by JMPS under the agreement will have a detailed project description and separate fee agreement based on the nature and duration of the project and the specific services to be performed by JMPS. The term of the agreement with JMPS will continue until February 16, 2016 or the date on which all projects under the agreement have been completed or terminated. On February 23, 2011, we and Booz Allen entered into a General Management Consulting Assignment, pursuant to which we engaged Booz Allen to, among other things, provide us with evaluation, operational and transitional support during the establishment and enhancement of our quality assurance, document management, earned value management and program management systems. We have agreed to pay Booz Allen on a time-and-materials basis. On March 16, 2011, we and UMB entered into a Sub-award Agreement, pursuant to which we engaged UMB to, among other things, develop a whole thorax lung irradiation model for use in studies supporting the licensure of AEOL 10150. The Sub-award Agreement is a fixed fee agreement inclusive of all direct and indirect costs. The term of the Sub-award Agreement will continue through February 10, 2012. On April 12, 2011, we and Duke entered into a Sponsored Research Agreement (Non-Clinical), pursuant to which we engaged Duke to perform a program of scientific research entitled “Murine Studies for the Development of AEOL 10150 as a Medical Countermeasure Against ARS and DEARE”, which will include, among other things, studies and models of optimum dosing of AEOL 10150 in mice. We entered into the Sponsored Research Agreement to further the Company’s efforts under the BARDA Contract. The Sponsored Research Agreement is a cost plus fee agreement inclusive of all direct and indirect costs. The term of the Sponsored Research Agreement will continue through February 10, 2012, provided that it will be renewable for additional periods upon mutual written consent of the parties.

Since February 11, 2011, we have been actively developing AEOL 10150 under the BARDA Contract. Among the key deliverables accomplished in the program, we have hired the necessary personnel required under the contract, initiated the radiation dose studies in mice and NHPs, manufactured a non-GMP batch of material for use in animal efficacy studies, developed significant improvements to the process for manufacturing compound which will reduce the cost of producing the drug; made several discoveries related to the mechanism of damage of radiation and mechanism of action of AEOL 10150; met with the FDA to discuss the Company’s IND filing for Lung-ARS; and designed and initiated quality, reporting, risk management and project management programs required under the BARDA Contract.

Results of Operations

Fiscal Year Ended September 30, 2011 Compared to Fiscal Year Ended September 30, 2010

We had net income of $299,000 (including a non-cash adjustment for decreases in valuation of warrants of approximately $3,887,000) for the fiscal year ended September 30, 2011, versus a net loss of $25,869,000 (including a non-cash adjustment for increases in valuation of warrants of $21,347,000) for fiscal year ended September 30, 2010.

Revenue for the fiscal year ended September 30, 2011 was approximately $4,821,000, which compares to zero revenue for the fiscal year ended September 30, 2010. The revenue is from the collaboration with BARDA announced on February 11, 2011. Since being awarded the BARDA Contract, we generate contract revenue from a cost-plus fee arrangement. Revenues on reimbursable contracts are recognized as costs are incurred, generally based on allowable costs incurred during the period, plus any recognizable earned fee. We consider fixed fees under cost-plus fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract.

Research and Development

Research and development expenses increased by about $3,365,000, or 199%, to approximately $5,055,000 for the fiscal year ended September 30, 2011 from approximately $1,690,000 for the fiscal year ended September 30, 2010. R&D expenses were higher during the fiscal year ended September 30, 2011 versus September 30, 2010 due to work related to the BARDA Contract. For the fiscal year ended September 30, 2011, consultant expenses increased by about $264,000 due to costs associated with the aforementioned consultant. Preclinical fees increased about $1,907,000 over the comparable period in 2010 due to increased animal studies to support our ARS development program. The increase also reflected the initiation of production of a compound for oncology studies anticipated that began in fiscal year 2011, for which manufacturing expenses increased about $1,118,000. We currently have eight development programs in progress: studies of AEOL 10150 as a medical countermeasure against the effects of sulfur mustard gas and chlorine gas on the lungs, against the effects of radiation on the lungs and on the gastro-intestinal tract, and as a treatment for cancer, studies of AEOL 11207 and several other compounds as potential treatments for Parkinson’s disease and epilepsy, and a study of Hexyl as protectant against radiation exposure.

R&D expenses for our antioxidant program have totaled approximately $42,255,000 from inception through September 30, 2011. Because of the uncertainty of our research and development and clinical studies, we are unable to predict the total level of spending on the program or the program completion date. However, we expect R&D expenses during fiscal year 2012 will be higher than fiscal 2011 since we have been awarded the BARDA Contract. We anticipate that much of the increase in R&D spending should be reimbursed under that contract.

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

G&A expenses increased approximately $1,714,000, or 88%, to approximately $3,668,000 for the fiscal year ended September 30, 2011 from about $1,954,000 for the fiscal year ended September 30, 2010. Salaries and wages increased by about $646,000 due to the addition of a Chief Financial Officer, a Vice President of Manufacturing, a Director of Quality Assurance and Quality Control, and Corporate Controller. Consulting stock expense increased by about $422,000 as a result of the hiring of the aforementioned staff and also due to decreased stock compensation activity in the prior comparable period. Investor relations expenses increased by $118,000, due to increased IR-related activities performed by outside consultants. Legal fees increased by $143,000 as a result of higher reliance on our outside legal counsel for review and compliance related to SEC filings during the current quarter, as well as the review of the BARDA Contract and related contracts.

Other Income or Expense

We incurred interest expense of approximately $21,000 for the fiscal year ended September 30, 2011 compared to interest expense of about $878,000 for the fiscal year ended September 30, 2010. The decrease in interest expense in fiscal year 2011 reflects about $21,000 incurred by the second quarter of fiscal year 2011, due to conversion of the Elan note payable compared to the conversion of the Senior Convertible Notes during the prior comparable period.

As previously disclosed, certain of our warrants to purchase common stock were deemed to be a liability upon adoption of a new accounting pronouncement on October 1, 2009. Subsequent changes to the fair market value resulted in an offsetting gain in the statements of operations of approximately $3,887,000 for the fiscal year ended September 30, 2011, as compared to approximately $21,347,000 for the fiscal year ended September 30, 2010. The warrant liability and revaluations have not and will not have any impact on our working capital, liquidity or business operations.

Fiscal Year Ended September 30, 2010 Compared to Fiscal Year Ended September 30, 2009

We had a net loss of $25,869,000 (including a non-cash gain for decreases in valuation of warrants of $21,347,000) for the fiscal year ended September 30, 2010, versus a net loss of $2,296,000 for the fiscal year ended September 30, 2009.

We did not generate any revenue during fiscal 2010 or fiscal 2009.

Research and Development

Research and development expenses increased by about $979,000, or 138%, to approximately $1,690,000 for the fiscal year ended September 30, 2010 from approximately $711,000 for the fiscal year ended September 30, 2009. R&D expenses were higher during the fiscal year ended September 30, 2010 versus September 30, 2009 due to an increase in research activities to support our lung acute radiation syndrome (“ARS”) development program and the retention of a consultant to assist in the writing of proposals for government funding. For the fiscal year ended September 30, 2010, consultant expenses increased by about $207,000 due to costs associated with the aforementioned consultant. Preclinical fees increased about $692,000 over the comparable period in 2009 due to increased animal studies to support our ARS development program. The increase also reflected the initiation of production of a compound for oncology studies that began in fiscal year 2011, for which manufacturing expenses were about $110,000.

General and Administrative

G&A expenses increased approximately $662,000, or 51%, to approximately $1,954,000 for the fiscal year ended September 30, 2010 from about $1,292,000 for the fiscal year ended September 30, 2009. Salaries and wages increased by about $138,000 due to the hiring of a new employee during the first quarter of fiscal 2010. Consulting stock expense increased by about $247,000 as a result of a higher level of grant activity to employees, consultants and directors. Investor relations expenses increased by $133,000, due to increased IR-related activities performed by outside consultants. Legal fees increased by $126,000 as result of higher reliance on our outside legal counsel for review and compliance related to SEC filings.

Other Income or Expense

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

Liquidity and Capital Resources

As of September 30, 2011, we had approximately $518,000 of cash and cash equivalents, a decrease of $1,837,000 from September 30, 2010. The decrease in cash reflects gross proceeds of $4,821,000 from the BARDA Contract, offset by an increase in expenses from operations and an increase in accounts receivables. In order to fund on-going operating cash requirements, or to accelerate or expand our oncology and other programs we may need to raise significant additional funds.

We had net income of $299,000 (including a non-cash adjustment for decreases in valuation of warrants of $3,887,000) for the fiscal year ended September 30, 2011, compared to net losses of $25,869,000 (including a non-cash adjustment for decreases in valuation of warrants of $21,347,000) for the fiscal year ended September 30, 2010. For the same periods, we had cash outflows from operations of approximately $3,102,000 and $2,446,000, respectively. Our ongoing future cash requirements will depend on numerous factors, particularly the progress of our catalytic antioxidant program and clinical trials and our ability to negotiate and complete collaborative agreements or out-licensing arrangements. In order to help fund our on-going operating cash requirements, we intend to seek new collaborations for our antioxidant research program that include initial cash payments and on-going research support. In addition, we might sell additional shares of our stock and/or convertible debentures and explore other strategic and financial alternatives, including a merger with another company, the sale of stock and/or debt, the establishment of new collaborations for current research programs, that include initial cash payments and ongoing research support and the out-licensing of our compounds for development by a third party. We expect to incur additional losses and negative cash flow from operations for several more years.

In October 2010, the Company was notified that it had been awarded the maximum amount, of about $244,000, under the QTDP, which is administered by the IRS and the U.S. Department of Health and Human Services (“HHS”), in support of its development of AEOL 10150 as a medical countermeasure (“MCM”) for Lung-ARS.  In November 2010, the Company received approximately $244,000 from the IRS as full payment for the Lung-ARS award. In October 2010, it was also notified that it had been awarded the maximum amount, of approximately $244,000, under the QTDP in support of its development of AEOL 11207 as a potential treatment for Parkinson’s Disease.  In November 2010, Aeolus received approximately $92,000 from the IRS as an initial payment for the Parkinson’s program award.  The balance of about $152,000 would be paid after the Company files its 2010 fiscal year tax return if the Company spends about $303,000 on the Parkinson’s program during the fiscal year. The Company did not spend the required amounts to collect on the remaining $152,000 of the award.

On February 11, 2011, we were awarded a contract by BARDA to fund the development of AEOL 10150 as an MCM for Lung-ARS from its current status to FDA approval in response to Special Instructions Amendment 4 to a Broad Agency Announcement (BAA-BARDA-09-34) for advanced research and development of medical countermeasures for chemical, biological, radiological and nuclear threats. The contract value could be up to $118.4 million depending on options exercised by BARDA and the requirements for approval by the FDA. Under the BARDA Contract, substantially all of the costs of the development of AEOL 10150 as a medical countermeasure for pulmonary injuries resulting from an acute exposure to radiation from a radiological/nuclear accident or attack, particularly injuries associated with ARS or DEARE would be paid for by the U.S. government through BARDA funding. We recognized approximately $4,821,000 in revenue during the fiscal year ended September 30, 2011 related to the BARDA Contract.

We do not have any revenues from product sales and, therefore, we rely on investors, grants, collaborations and licensing of our compounds to finance our operations. We generate limited revenue from reimbursable, cost-plus fee R&D contracts and grants. Revenues on reimbursable contracts are recognized as costs are incurred, generally based on allowable costs incurred during the period, plus any recognizable earned fee. We consider fixed fees under cost-plus fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract.

Since the terms of the BARDA Contract include provisions to cover some general corporate overhead as well as a small provision for profit, the result on our liquidity is that our projected cash burn has been reduced. In order to fund on-going operating cash requirements, or to further accelerate or expand our programs, we expect to need to raise significant additional funds in order to pursue our oncology program.

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

Contractual Obligations

Our contractual obligations (in thousands) as of September 30, 2011 were as follows:

Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Short and long-term debt	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating leases	—	—	—	—	—
Purchase obligations	—	—	—	—	—
Total	$—	$—	$—	$—	$—

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

Relationship with Goodnow Capital, LLC and Xmark Opportunity Partners, LLC

In July 2003, we initiated a series of transactions that led to our corporate reorganization and recapitalization. We obtained an aggregate of $8,000,000 in secured bridge financing in the form of convertible promissory notes we issued to Goodnow Capital, LLC (“Goodnow”). A portion of this financing allowed us to pay our past due payables and become current. We used the remainder for our operations, including a toxicology study for our catalytic antioxidant compounds under development as a treatment for ALS.

We completed our corporate reorganization on November 20, 2003. The reorganization involved the merger of our former parent company into one of our wholly owned subsidiaries. Subsequent to our 2003 reorganization, we completed a number of equity and debt financings, the majority of which included Xmark as investors. As of September 30, 2011, Xmark Opportunity Partners, LLC, through its management of Goodnow and the Xmark Funds, and through the Xmark Voting Trust and options held by David Cavalier, an affiliate of Xmark and the Chairperson of our Board of Directors, had voting power over 65% of our outstanding common stock and had beneficial ownership, calculated based on SEC requirements, of approximately 75% of our common stock. As a result of this significant ownership, Xmark Opportunity Partners, LLC and its affiliates is able to control future actions voted on by our stockholders.

In addition, under the terms of the warrants to purchase up to 61,822,749 shares of our common stock issued to Xmark on October 6, 2009 as well as subsequent warrant issuances on July 30, 2010, August 11, 2010 and December 28, 2010 (collectively, the “Xmark Warrants”), if we were to pay a dividend on our common stock the exercise price of these warrants would be reset from $0.28 per share or $0.50 per share, as applicable, to $0.01 per share and the warrant holders would also receive any such dividend paid. The Xmark Warrants also contain a provision that provides for the reduction of the exercise price to $0.01 upon a change of control and anti-dilution provisions in the event of a stock dividend or split, dividend payment or other issuance, reorganization, recapitalization or similar event. In addition, the Xmark Warrants, among other restrictions, prohibit the sale of our company to an entity other than one that is publicly traded.

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

Warrant Liability

On October 1, 2009, the Company adopted new accounting guidance originally referred to EITF 07-5, recently codified by FASB as ASC Topic 815. The guidance revised previously existing guidance for determining whether an Instrument (or Embedded Feature) is indexed to an entity’s own stock. Equity-linked instruments (or embedded features) that otherwise meet the definition of a derivative are not accounted for as derivatives if certain criteria are met, one of which is that the instrument (or embedded feature) must be indexed to the entity’s own stock. The Company applied the new guidance to outstanding instruments as of October 1, 2009. The fair value of the warrants affected by the new guidance at the dates of issuance totaled $8,282,000 and was initially recorded as a component of additional paid-in capital. Upon adoption of the new guidance, the Company recorded a decrease to the opening balance of additional-paid-in capital of $8,142,000 and recorded a decrease to accumulated deficit totaling $4,353,000, representing the decrease in the fair value of the warrants from the date of issuance to October 1, 2009. The fair value of the warrants at October 1, 2009 of $3,789,000 was classified as a liability in the balance sheet as of that date.

Increases or decreases in fair value of the warrants are included as a component of other income (expenses) in the accompanying statement of operations for the respective period. As of September 30, 2011, the liability for warrants decreased to approximately $23,405,000, resulting in an additional gain to the statements of operations for the fiscal year ended September 30, 2011 of approximately $3,887,000. The warrant liability and revaluations have not and will not have any impact on the Company’s working capital, liquidity or business operations.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Our exposure to market risk is presently limited to the interest rate sensitivity of our cash and cash equivalents, which is affected by changes in the general level of U.S. interest rates. However, we believe that we are not subject to any material market risk exposure and do not expect that changes in interest rates would have a material effect upon our financial position. A hypothetical 10% change in interest rates would not have a material effect on our Statement of Operations or Cash Flows for the fiscal year ended September 30, 2011. We do not have any foreign currency or other derivative financial instruments. Our debt bears interest at a fixed rate.

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Aeolus Pharmaceuticals Inc.

We have audited the accompanying consolidated balance sheet of Aeolus Pharmaceuticals Inc. (the “Company”) as of September 30, 2011, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financials reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aeolus Pharmaceutical Inc. and its subsidiary as of September 30, 2011, and the consolidated results of their operations and their cash flows for the period ended September 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company has an accumulated deficit s of $182,412,000 as of September 30, 2011, and, as of that date, the Company’s total liabilities exceeded its total assets by $23,259,000 and had cash used in operations of $3,102,000 with a cash balance of $518,000. These conditions, along with other matters as set forth in Note C, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GRANT THORNTON LLP
San Diego, CA
December, 21 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Aeolus Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheet of Aeolus Pharmaceuticals, Inc. (the “Company”) as of September 30, 2010, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years ended September 30, 2010 and 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aeolus Pharmaceuticals, Inc. as of September 30, 2010, and the consolidated results of its operations and its cash flows for each of the years ended September 30, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note C of the consolidated financial statements, the Company has suffered recurring losses, negative cash flows from operations and management believes the Company does not currently possess sufficient working capital to fund its operations past the second quarter of fiscal 2012.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note C. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HASKELL & WHITE LLP

Irvine, California
December 28, 2010

AEOLUS PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

	September 30,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$518	$2,355
Accounts receivable	1,677	—
Prepaids and other current assets	63	46
Total current assets	2,258	2,401

Investment in CPEC LLC	32	32
Total assets	$2,290	$2,433

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$2,144	$957
Short-term debt	—	663
Total current liabilities	2,144	1,620

Warrant liability	23,405	27,549
Total liabilities	25,549	29,169

Commitments and Contingencies (Notes E and J)

Stockholders’ deficit:
Preferred stock, $.01 par value per share, 10,000,000 shares authorized:
Series B nonredeemable convertible preferred stock, 1,600,000 and 600,000 shares authorized as of September 30, 2011 and 2010, respectively; 526,080 and 475,087 shares issued and outstanding as of September 30, 2011 and 2010, respectively	5	5
Common stock, $.01 par value per share, 200,000,000 shares authorized; 60,470,718 and 56,817,177 shares issued and outstanding at September 30, 2011 and 2010, respectively	605	568
Additional paid-in capital	158,543	155,402
Accumulated deficit	(182,412)	(182,711)
Total stockholders’ deficit	(23,259)	(26,736)
Total liabilities and stockholders’ deficit	$2,290	$2,433

The accompanying notes are an integral part of these consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Fiscal Year Ended September 30,
	2011	2010	2009

Revenue:
Contract revenue	$4,821	$—	$—

Costs and expenses:
Research and development	5,055	1,690	711
General and administrative	3,668	1,954	1,292
Total costs and expenses	8,723	3,644	2,003

Loss from operations	(3,902)	(3,644)	(2,003)
Interest expense	(21)	(878)	(441)
Interest income	—	—	4
Warrant repricing charges	—	—	(38)
Warrant liability gain (charges)	3,887	(21,347)	—
Gain on marketable investments	—	—	49
Gain on sale of investments available for sale	—	—	133
Other income, net	335	—	—
Net income (loss)	$299	$(25,869)	$(2,296)

Basic net income (loss) per common share	$0.01	$(0.53)	$(0.07)
Diluted net income (loss) per common share	$—	$(0.53)	$(0.07)

Weighted average common shares outstanding:
Basic	59,474	49,151	34,789
Diluted	82,302	49,151	34,789

The accompanying notes are an integral part of these consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Dollars in thousands)

	Series B Preferred Stock		Common Stock		Additional	Unrealized	Accumulated	Total Stockholders’
	Shares	Par Value	Shares	Value	Paid-in Capital	Losses	Deficit	Deficit

Balance at September 30, 2008	475,087	$5	31,952,749	$320	$157,573	$(36)	$(158,899)	$(1,037)

Sale of Senior Convertible Notes and warrants	—	—	—	—	323	—	—	323
Stock-based compensation	—	—	—	—	283	—	—	283
Issuance of common stock pursuant to a consulting agreement	—	—	78,125	1	24	—	—	25
Payment of interest on Senior Convertible Notes in the form of common stock	—	—	175,375	2	61	—	—	63
Sale of common stock pursuant to stock offering, net of issuance costs of $91,000	—	—	5,357,143	53	1,393	—	—	1,446
Unrealized gain on marketable securities held for sale	—	—	—	—	—	36	—	36
Net loss for the fiscal year ended September 30, 2009	—	—	—	—	—	—	(2,296)	(2,296)
Balance at September 30, 2009	475,087	5	37,563,392	376	159,657	0	(161,195)	(1,157)

Impact of adoption of Accounting Guidance	—	—	—	—	(8,142)	—	4,353	(3,789)
Common stock sales, net of issuance costs of $211,000	—	—	14,285,714	143	1,534	—	—	1,677
Senior Convertible Note conversion	—	—	3,571,429	35	1,307	—	—	1,342
Payment of interest on SCN in common shares	—	—	36,993	—	12	—	—	12
Exercise of warrants	—	—	260,000	3	70	—	—	73
Issuance of shares pursuant to agreement	—	—	1,099,649	11	403	—	—	414
Issuance of warrants to a consultant	—	—	—	—	13	—	—	13
Stock-based compensation	—	—	—	—	548	—	—	548
Net loss for the fiscal year ended September 30, 2010	—	—	—	—	—	—	(25,869)	(25,869)
Balance at September 30, 2010	475,087	5	56,817,177	$568	155,402	—	(182,711)	(26,736)

Common stock sales, net of issuance costs of $13,000	—	—	2,500,000	25	585	—	—	610
Note payable conversion	50,993	1	—	—	211	—	—	212
Issuance of warrant for note payable conversion	—	—	—	—	452	—	—	452
Exercise of warrants	—	—	1,153,541	12	900	—	—	913
Issuance of warrants to a consultant	—	—	—	—	88	—	—	88
Stock-based compensation	—	—	—	—	905	—	—	905
Net income for the fiscal year ended September 30, 2011	—	—	—	—	—	—	299	299
Balance at September 30, 2011	526,080	$5	60,470,718	$605	$158,543	$—	$(182,412)	$(23,259)

The accompanying notes are an integral part of these consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Fiscal Year Ended September 30,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$299	$(25,869)	$(2,296)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	5	1	—
Noncash compensation	993	548	283
Noncash interest and financing costs	—	825	433
Warrant repricing charges	—	—	38
Change in fair value of warrants	(3,887)	21,347	—
Noncash consulting and license fee	—	13	25
Gain on marketable investments	—	—	(49)
Gain on sale of investments available for sale	—	—	(133)
Change in assets and liabilities:
Accounts receivable	(1,677)	—	—
Prepaid expenses and other assets	(22)	94	(7)
Accounts payable and accrued expenses	1,187	595	(217)
Net cash used in operating activities	(3,102)	(2,446)	(1,923)

Cash flows from investing activities:
Purchase of equipment	—	(7)	—
Sale of investments and marketable securities	—	—	751

Net cash (used in) provided by investing activities	—	(7)	751

Cash flows from financing activities:
Proceeds from the issuance of Senior Convertible Notes and Warrants	—	—	375
Proceeds from short term note payable	—	—	3
Repayments of short term note payable	—	—	(368)
Proceeds from issuance of common stock and warrants	1,000	4,300	1,500
Proceeds from the exercise of warrants	276	73	—
Costs related to the issuance of common stock and warrants	(11)	(211)	(91)
Net cash provided by financing activities	1,265	4,162	1,419

Net increase (decrease) in cash and cash equivalents	(1,839)	1,709	247

Cash and cash equivalents at beginning of year	2,355	646	399
Cash and cash equivalents at end of year	$518	$2,355	$646

Supplemental disclosure of cash flow information:
Non-cash payments of interest	$21	$12	$63
Supplemental disclosure of non-cash investing and financing activities:
Issuance of warrants to a consultant	$—	$13	$25
Preferred stock and warrants issued for payment of note payable	$453	$—	$—
Preferred stock and warrants issued for payment of interest on note payable	$210	$—	$—
Common stock issued for payment of accounts payable	$—	$413	$—
Common stock issued upon conversion of Senior Convertible Notes	$—	$1,000	$—
Common stock issued for payment of interest on Senior Convertible Notes	$—	$13	$—

The accompanying notes are an integral part of these consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

A. Organization, Business and Summary of Significant Accounting Policies

Organization

The accompanying audited consolidated financial statements include the accounts of Aeolus Pharmaceuticals, Inc. and its wholly-owned subsidiary, Aeolus Sciences, Inc. (collectively “we,” “us,” “Company” or “Aeolus”). All significant intercompany accounts and transactions have been eliminated in consolidation.  Aeolus is a Delaware corporation. The Company’s primary operations are located in Mission Viejo, California.

Business

Aeolus is developing a new class of broad-spectrum, catalytic antioxidant compounds based on technology discovered at Duke University and National Jewish Health.  The Company’s lead compound, AEOL 10150, is a metalloporphyrin specifically designed to neutralize reactive oxygen and nitrogen species. The Company is developing AEOL 10150 as a medical countermeasure against the pulmonary effects of radiation exposure under a contract (“BARDA Contract”) valued at up to $118.4 million with the Biomedical Advanced Research and Development Authority (“BARDA”), a division of the Department of Health and Human Services (“HHS”).  Additionally, Aeolus receives development support from the National Institutes of Health (“NIH”) for development of the compound as a medical countermeasure against radiation and chemical exposure.

B. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Aeolus and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated. The Company uses the equity method to account for its 35.0% ownership interest in CPEC.

Reclassifications

Certain immaterial prior year amounts have been reclassified to conform to the current year presentation.

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

Cash and Cash Equivalents

The Company invests available cash in short-term bank deposits. Cash and cash equivalents include investments with maturities of three months or less at the date of purchase. The carrying value of cash and cash equivalents approximate their fair market value at September 30, 2011 and 2010 due to their short-term nature.

Significant customers and accounts receivable

For the year ended September 30, 2011, the Company’s primary customer was BARDA. For the year ended September 30, 2011, revenues from BARDA comprised 100% of total revenues. As of September 30, 2011, the Company’s receivable balances were comprised 100% from this customer. Unbilled accounts receivable, included in accounts receivable, totaling $205,000 as of September 30, 2011 relate to work that has been performed, though invoicing has not yet occurred. All of the unbilled receivables are expected to be billed and collected within the next 12 months. Accounts receivable are stated at invoice amounts and consist primarily of amounts due from HHS as well as amounts due under reimbursement contracts with other government entities and non-government and philanthropic organizations. If necessary, the Company records a provision for doubtful receivables to allow for any amounts which may be unrecoverable. This provision is based upon an analysis of the Company’s prior collection experience, customer creditworthiness and current economic trends. As of December 31, 2010 and 2009, an allowance for doubtful accounts was not recorded as the collection history from the Company’s customers indicated that collection was probable.

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high quality financial institutions. Management believes that the financial risks associated with its cash and cash equivalents and investments are minimal. Because accounts receivable consist primarily of amounts due from the U.S. federal government agencies, management deems there to be minimal credit risk.

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

ASC 820 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost). The Company utilizes the market approach. The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

●	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.
●
Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

●	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The warrant liability is measured at fair market value on a recurring basis as of September 30, 2011 and September 30, 2010 and is summarized below (in thousands):

Fair value at September 30, 2011			Fair value at September 30, 2010
Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
$—	$—	$23,405	$—	$—	$27,549

The following table summarizes, as of September 30, 2011, the warrant activity subject to Level 3 inputs which are measured on a recurring basis:

Fair value measurements of warrants using significant unobservable inputs (Level 3)
Balance at September 30, 2010	$27,549
Warrants issued	378
Warrants exercised	(635)
Change in fair value of warrant liability	(3,887)
Balance at September 30, 2011	$23,405

Research and Development

Research and development costs are expensed in the period incurred.

Leases

The Company leases office space and office equipment under month to month operating lease agreements. For the years ended September 30, 2011, 2010, and 2009, total rent expense was approximately $18,000, $11,000 and $10,000, respectively.

Income Taxes

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce net deferred tax assets to the amounts expected to be realized.

Net Income (Loss) Per Common Share

The Company computes basic net income (loss) per weighted average share attributable to common stockholders using the weighted average number of shares of common stock outstanding during the period. The Company computes diluted net income (loss) per weighted average share attributable to common stockholders using the weighted average number of shares of common and dilutive potential common shares outstanding during the period. Potential common shares outstanding consist of stock options, convertible debt, warrants and convertible preferred stock using the treasury stock method and are excluded if their effect is anti-dilutive. Diluted weighted average common shares included incremental shares of approximately 22,828,000 shares for the fiscal year ended September 30, 2011 issuable upon the exercise or conversion of convertible debt, stock options to purchase common stock, convertible preferred stock and warrants to purchase common stock. Diluted weighted average common shares included incremental shares issuable upon conversion of the Notes, but excluded incremental shares of approximately 75,372,000 and 36,954,000 respectively for the fiscal year 2009 and 2008, due to their anti-dilutive effect as a result of the Company’s net loss for the fiscal year 2010 and 2009.

	For the fiscal year ended September 30,
	2011	2010	2009
Numerator:
Net income (loss)	$299	$(25,869)	$(2,296)

Denominator:
Weighted-average number of shares – basic	59,474	49,151	34,789
Dilutive securities – equity awards	22,828	—	—
Weighted-average number of shares – diluted	82,302	49,151	34,789

Earnings per share – basic	$0.01	$(0.53)	$(0.07)
Earnings per share – diluted	$0.00	$(0.53)	$(0.07)

Accounting for Stock-Based Compensation

The Company recognizes stock based compensation expense in the statement of operations based upon the fair value of the equity award amortized over the vesting period.

Segment Reporting

The Company currently operates in one segment.

Warrant Liability

On October 1, 2009, the Company adopted new accounting guidance originally referred to as Emerging Issues Task Force 07-5, recently codified as Accounting Standards Codification (“ASC”) Topic 815. The guidance revised previously existing guidance for determining whether an Instrument (or embedded feature) is indexed to an entity’s own stock. Equity-linked instruments (or embedded features) that otherwise meet the definition of a derivative are not accounted for as derivatives if certain criteria are met, one of which is that the instrument (or embedded feature) must be indexed to the entity’s own stock. The Company applied the new guidance to outstanding instruments as of October 1, 2009. The fair value of the warrants affected by the new guidance at the dates of issuance totaled $8,282,000 and was initially recorded as a component of additional paid-in capital. Upon adoption of the new guidance, the Company recorded a decrease to the opening balance of additional-paid-in capital of $8,142,000 and recorded a decrease to accumulated deficit totaling $4,353,000, representing the decrease in the fair value of the warrants from the date of issuance to October 1, 2009. The fair value of the warrants at October 1, 2009 of $3,789,000 was classified as a liability in the balance sheet.

Increases or decreases in fair value of the warrants are included as a component of other income (expense) in the accompanying statement of operations for the respective period. As of September 30, 2011, the liability for warrants decreased to approximately $23,405,000 from approximately $27,549,000 as of September 30, 2010, as a result of a net decrease of warrant activity of $257,000 and a gain to the statements of operations for the fiscal year ended September 30, 2011 of approximately $3,887,000. The warrant liability and revaluations have not and will not have any impact on the Company’s working capital, liquidity or business operations. Some of the Company's warrants contain terms that limit the number of shares the Company would be required to issue thereunder unless the warrant holder agrees to increase the limit prior to exercise. If the warrants outstanding as of September 30, 2011 were exercised in full without regard to any current exercise limits contained therein, the Company would be required to issue a maximum of 61,039,999 shares of common stock.

C. Liquidity

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.

The Company has incurred significant cash outflows from operations of approximately $3,102,000, $2,446,000 and $1,923,000 for the fiscal years ended September 30, 2011, 2010 and 2009, respectively. The Company had net income of approximately $299,000 (including a non-cash gain adjustment for decreases in valuation of warrants of approximately $3,887,000) for the year ended September 30, 2011. The Company had net losses from operations of approximately $25,869,000 (including a non-cash charge for increases in valuation of warrants of $21,347,000) and $2,296,000 for the years end September 30, 2010 and 2009, respectively.  The Company expects to incur additional losses and cash outflows from operations for several more years.

As a result of the financings which are discussed more fully in Note G–Stockholders’ Equity, the Company was able to: (i) raise approximately $1,650,000 during the first quarter of fiscal year 2010; (ii) raise additional gross proceeds of $1,650,000 in the fourth quarter of fiscal year 2010; (iii) complete a common stock and warrant financing for gross proceeds of $1,000,000 in the fourth quarter of fiscal year 2010, with the option by the Company to put or holder to call another $1,000,000 during the first quarter of fiscal 2011. During the first quarter of fiscal year 2011, the holder called its option, resulting in gross proceeds of $1,000,000 to the Company.

If the Company is unable to obtain additional funding for its operations, it will need to eliminate or substantially limit some or all of its activities, merge with another company, sell, lease or license some or all of its assets, or cease operations entirely. There can be no assurance that the Company will be able to obtain additional financing on favorable terms, or at all, or that the Company will be able to merge with another Company or sell, lease or license any or all of its assets. This raises substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

D. Investments

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

CPEC had $91,000 of net assets at each of September 30, 2011 and 2010. Aeolus’ share of CPEC’s net assets is included in other assets and the Company has no operations or activities unrelated to the out licensing of bucindolol.

E. Commitments

The Company acquires assets still in development and enters into license and research and development arrangements with third parties that often require milestone and royalty payments to the third party contingent upon the occurrence of certain future events linked to the success of the asset in development. Milestone payments may be required, contingent upon the successful achievement of an important point in the development life-cycle of the pharmaceutical product (e.g., approval of the product for marketing by a regulatory agency). If required by the arrangement, the Company may also be required to make royalty payments based upon a percentage of the net sales of the pharmaceutical product in the event that regulatory approval for marketing is obtained. Because of the contingent nature of these payments, they are not included in the table of contractual obligations. No milestones have been met, nor have any payments been paid, as of September 30, 2011.

We are also obligated to pay patent filing, prosecution, maintenance and defense costs, if any, for the intellectual property the Company has licensed from National Jewish Health ("NJH"), National Jewish Medical and Research Center (the “NJMRC”) and Duke University.

F. Notes Payable

Senior Convertible Notes to Related Parties

On August 1, 2008, the Company entered into a Securities Purchase Agreement (the “SCN Purchase Agreement”) with three accredited institutional investors (the “August 2008 Investors”) pursuant to which the Company agreed to sell, to the August 2008 Investors, units comprised of senior unsecured convertible notes of the Company (the “Notes”), in an aggregate principal amount of up to $5,000,000, which bear interest at a rate of 7% per year and mature on the 30-month anniversary of their date of issuance, and warrants to purchase up to an aggregate of 10,000,000 additional shares of the Company’s common stock (the “August 2008 Warrant Shares”), each with an initial exercise price of $0.50 per share, subject to adjustment as provided in the warrant agreements (the “August 2008 Warrants”). Each unit (collectively, the “August 2008 Units”) is comprised of $1,000 in Note principal and August 2008 Warrants to purchase up to 2,000 shares of the Company’s common stock, and has a purchase price of $1,000.

On August 1, 2008, pursuant to the SCN Purchase Agreement, the Company sold and issued to the August 2008 Investors, an aggregate of 500 August 2008 Units comprised of Notes in the aggregate principal amount of $500,000 and August 2008 Warrants to purchase up to 1,000,000 shares of common stock for an aggregate purchase price of $500,000 (the “SCN Financing”).

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

G. Stockholders’ Deficit

Basis of Presentation

Preferred Stock

The Certificate of Incorporation of Aeolus authorizes the issuance of up to 10,000,000 shares of Preferred Stock, at a par value of $0.01 per share, of which 1,250,000 shares are designated Series A Convertible Preferred Stock and 1,600,000 shares are designated Series B Convertible Preferred Stock. The Board of Directors has the authority to issue Preferred Stock in one or more series, to fix the designation and number of shares of each such series, and to determine or change the designation, relative rights, preferences, and limitations of any series of Preferred Stock, without any further vote or action by the stockholders of the Company.

In January 2001, Aeolus issued to Elan 28,457 shares of Series B Stock. In February 2002, the Company issued 58,883 additional shares of Series B Stock and 480,000 shares of common stock to Elan in exchange for the retirement of a $1,400,000 note payable to Elan. In May 2002, the Company sold 416,204 shares of Series B Stock to Elan for $3,000,000. On January 14, 2005, Elan converted 28,457 shares of the Series B Stock into 28,457 shares of common stock. As of September 30, 2011 and 2010, 526,080 and 475,087 shares of Series B Stock were outstanding, respectively. There are no shares of Series A Convertible Preferred Stock issued or outstanding.

With respect to dividend rights and rights upon liquidation, winding up and dissolution, the Series B Stock ranks pari passu with the common stock. Subject to any rights of senior stock, holders of Series B Stock are entitled to receive dividends or distributions as, when and if declared by the Board of Directors. In the event the Board of Directors declares a dividend or distribution with respect to the outstanding common stock, the holders of Series B Stock are entitled to receive the amount of dividends per share in the same form payable on the common stock based on the largest number of shares of common stock issuable upon conversion of the outstanding Series B Stock. In the event of a liquidation, winding up or dissolution of the Company, subject to any rights of senior stock, the holders of Series B Stock are entitled to receive, pari passu with the holders of the common stock, the assets of the Company based on the largest number of shares of common stock issuable upon conversion of the outstanding Series B Stock.

Each share of Series B Stock is convertible into one share of common stock. The Series B Stock can be converted into common stock at any time upon the election of the holders of the Series B Stock except to the extent such conversion would result in the holders of Series B Stock owning in the aggregate more than 9.99% of the outstanding common stock.

The Series B Stock is not entitled to vote on any matter submitted to the vote of holders of the common stock except that the Company must obtain the approval of a majority of the outstanding shares of Series B Stock to either amend the Company’s Certificate of Incorporation in a manner that would adversely affect the Series B Stock (including by creating an additional class or series of stock with rights that are senior or pari passu to the Series B Stock) or change the rights of the holders of the Series B Stock in any other respect.

Common Stock

August-December 2008 Financing

In connection with the Senior Convertible Note Financing, Aeolus issued warrants to purchase 2,000,000 shares at an exercise price of $0.50 per share with a five year term. The fair value of the warrants issued on August 1, 2008 was estimated to be $282,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 128%; risk free interest rate of 3.2%; and an expected life of five years. The fair value of the warrants issued on September 4, 2008 was estimated to be $53,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 130%, risk free interest rate of 3.0%; and an expected life of five years. The fair value of the warrants issued on October 1, 2008 was estimated to be $93,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 133%, risk free interest rate of 2.9%; and an expected life of five years. The fair value of the warrants issued on November 3, 2008 was estimated to be $76,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 139%, risk free interest rate of 2.7%; and an expected life of five years. The fair value of the warrants issued on December 1, 2008 was estimated to be $75,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 138%, risk free interest rate of 1.7%; and an expected life of five years.

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

Offering costs of the March 2009 Financing were $91,000 resulting in net proceeds to the Company of approximately $1,400,000. The Company has used, and intends to continue to use, the net proceeds from the March 2009 Financing to finance the development of AEOL 10150 and to fund ongoing operations of the Company. Affiliates of Xmark Opportunity Partners, LLC were the sole investors in the March 2009 Financing.

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

The Company also granted to the October 2009 Investors the option to acquire, collectively, up to an additional 5,892,857 October 2009 Units (the “Additional Units”), comprised of an aggregate of 5,892,857 shares of common stock and warrants to purchase up to an aggregate of 11,785,714 additional shares of common stock at the per Additional Unit purchase price of $0.28 (the “October 2009 Call Option”). In addition, the October 2009 Investors granted to the Company the option to require these October 2009 Investors, severally and not jointly, to acquire up to 5,892,857 Additional Units, less any Additional Units acquired under the October 2009 Call Option, at the per Additional Unit purchase price of $0.28 (the “October 2009 Put Option”). The October 2009 Call Option was exercisable at any time, and from time to time, on or prior to June 30, 2010. The October 2009 Put Option was exercisable at any time from June 30, 2010 to July 30, 2010. On July 30, 2010, the Company exercised the October 2009 Put Option in full for $1,650,000 in gross cash proceeds and issued 5,892,857 shares of common stock and 11,785,714 warrants to the October 2009 Investors.

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

The net proceeds to the Company from the October 2009 Financing, after deducting for expenses, were approximately $1,600,000. The Company has used, and intends to continue to use, the net proceeds from the October 2009 Financing to finance animal efficacy studies in Acute Radiation Syndrome, the development of AEOL 10150 and ongoing operations of the Company.

The fair value of the October 2009 Warrants, the Note Warrants and the Exchange Warrants was estimated to be $10,585,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 93%; risk free interest rate of 2.9%; and an expected life of seven years. The fair value of the Prior Warrants cancelled on October 6, 2009 was $3,352,000. The proceeds from the October 2009 Financing were allocated based upon the relative fair values of the October 2009 Warrants and the October 2009 Shares. Due to the anti-dilution provisions of the October 2009 Warrants, the Note Warrants and the Exchange Warrants, these warrants were deemed to be a liability under current accounting guidance and as a result the warrant liability was increased by $7,233,000, of which $6,213,000 was recorded as a charge to the Statement of Operations, and $1,020,000 of proceeds from the October 2009 Financing was allocated to the value of the October 2009 Warrants.

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

August 2010 Financing

On August 12, 2010, the Company announced an additional financing with certain existing investors (the “August 2010 Investors”). Under the terms of the agreement, the Company received $1,000,000 in gross proceeds in exchange for the issuance of 2,500,000 shares of common stock and warrants to purchase up to 1,875,000 shares at an exercise price of $0.50 per share. The Company also granted to the August 2010 Investors the option to acquire, collectively, up to an additional 2,500,000 units, comprised of an aggregate of 2,500,000 shares of common stock and warrants to purchase up to an aggregate of 1,875,000 additional shares of common stock at an exercise price of $0.50 (the “August 2010 Call Option”). In addition, the August 2010 Investors granted to the Company the option to require these August 2010 Investors, severally and not jointly, to acquire up to 2,500,000 additional units, less any additional units acquired under the August 2010 Call Option, at the per additional unit purchase price of $0.40 (the “August 2010 Put Option”). On December 28, 2010, the investors exercised their Call Option and the Company received $1 million in proceeds in exchange for 2,500,000 common shares and 1,875,000 warrants.

Net cash proceeds from the August 2010 Financing, after deducting for expenses, were approximately $900,000.

The fair value of the August 2010 Warrants was estimated to be $542,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 91.83%; risk free interest rate of 2.08%; and an expected life of seven years. The proceeds from the August 2010 financing were allocated based upon the relative fair values of the August 2010 Warrants and the August 2010 Shares. Due to the anti-dilution provisions of the August 2010 Warrants, these warrants were deemed to be a liability under current accounting guidance and, as a result, the warrant liability was increased by $542,000 of which $179,000 was recorded as a charge to the Statement of Operations and $363,000 of proceeds from the August 2010 financing was allocated to the value of the August 2010 Warrants.

On December 28, 2010, the investors exercised their Call Option and the Company received $1,000,000 in proceeds in exchange for 2,500,000 common shares and 1,875,000 warrants, with an initial exercise price of $0.50 per share, subject to adjustment as provided in the warrants (the “Additional Warrants”). The Additional Warrants are exercisable for a seven-year period from their date of issuance; contain a “cashless exercise” feature that allows the holder to exercise the Additional Warrants without a cash payment to the Company under certain circumstances; contain a dividend participation right which allows the holder to receive any cash dividends paid on the Common Stock without exercising the Additional Warrant; contain a provision that provides for the reduction of the exercise price to $0.01 in the event of any such payment of cash dividends by the Company or upon a change of control; and contain anti-dilution provisions in the event of a stock dividend or split, dividend payment or other issuance, reorganization, recapitalization or similar event.

The net cash proceeds to the Company from the December 2010 financing, after deducting for expenses, were approximately $990,000.

The fair value of the August 2010 Call Option warrants was estimated to be $912,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 90.51%; risk free interest rate of 2.89%; and an expected life of seven years. The proceeds from the August 2010 Call Option exercise were allocated based upon the relative fair values of the August 2010 Call Option Warrants and the August 2010 Put Option Shares. Due to the anti-dilution provisions of the August 2010 Call Option Warrants, these warrants were deemed to be a liability under current accounting guidance and as a result the warrant liability was increased by $912,000 of which $534,000 was recorded as a charge to the Statement of Operations and $378,000 of proceeds from the August 2010 Call Option exercise was allocated to the value of the October 2009 Warrants.

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

Warrants

As of September 30, 2011, warrants to purchase an aggregate of 60,989,999 shares of common stock were outstanding. Details of the warrants for common stock outstanding at September 30, 2011 were as follows:

Number of Shares	Exercise Price	Expiration Date
940,000	$0.28	May 2012
100,000	$0.45	May 2014
100,000	$1.00	May 2014
100,000	$1.50	May 2014
125,000	$0.65	June 2014
125,000	$1.00	June 2014
20,000	$0.39	September 2014
15,000	$0.50	September 2014
15,000	$0.60	September 2014
50,000	$0.38	April 2015
50,000	$0.50	May 2016
50,000	$0.50	July 2016
50,000	$1.00	July 2016
50,000	$1.50	July 2016
50,000	$2.00	July 2016
50,000	$2.50	July 2016
43,614,285	$0.28	October 2016
11,785,714	$0.28	July 2017
1,875,000	$0.50	August 2017
1,875,000	$0.50	December 2017
61,039,999	$0.30

As of September 30, 2011, one warrant to purchase an aggregate of 896,037 shares of preferred stock was outstanding. Details of the warrant for preferred stock outstanding at September 30, 2011 were as follows:

Number of Shares	Exercise Price	Expiration Date
896,037	$0.01	February 2016
896,037	$0.01

As of September 30, 2010, warrants for common stock outstanding were as follows:

Number of Shares	Exercise Price	Expiration Date
350,000	$0.28	November 2010
50,000	$0.35	May 2011
50,000	$0.50	May 2011
50,000	$1.00	May 2011
50,000	$1.50	May 2011
50,000	$2.00	May 2011
7,000,000	$0.75	June 2011
1,926,668	$0.28	May 2012
20,000	$0.39	September 2014
15,000	$0.50	September 2014
15,000	$0.60	September 2014
50,000	$0.38	April 2015
43,614,285	$0.28	October 2016
11,785,714	$0.28	July 2017
1,875,000	$0.50	August 2017
66,901,667	$0.34

As of September 30, 2009, warrants for common stock outstanding were as follows:

Number of Shares	Exercise Price	Expiration Date
2,500,000	$0.28	November 2010
50,000	$0.50	May 2011
50,000	$1.00	May 2011
50,000	$1.50	May 2011
50,000	$2.00	May 2011
50,000	$2.50	May 2011
7,000,000	$0.75	June 2011
2,186,668	$0.28	May 2012
1,000,000	$0.50	August 2013
250,000	$0.50	September 2013
250,000	$0.50	October 2013
250,000	$0.50	November 2013
250,000	$0.50	December 2013
13,392,857	$0.35	March 2014
20,000	$0.39	September 2014
15,000	$0.50	September 2014
15,000	$0.60	September 2014
27,379,525	$0.46

Below is a summary of warrant activity for the last three fiscal years ended September 30:

		Weighted Average
			Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term (in years)	Value
Outstanding at 9/30/2008	15,240,427	$1.02	2.9 years	$797
Granted	14,192,857	$0.36	4.5 years	$536
Exercised	-	$-		$-
Cancelled	-	$-		$-
Forfeited	(2,053,759)	$-		$-
Outstanding at 9/30/2009	27,379,525	$0.46	3.3 years	$1,051
Granted	57,324,999	$0.29	6.2 years	$15,634
Exercised	(260,000)	$0.28	1.6 years	$47
Cancelled	(17,542,857)	$0.36	3.0 years	$3,534
Forfeited	-	$-		$-
Outstanding at 9/30/2010	66,901,667	$0.34	5.5 years	$16,278
Granted	3,821,037	$0.58	6.6 years	$367
Exercised	(1,336,668)	$0.28	0.5 years	$580
Cancelled	(7,250,000)	$0.78		$-
Forfeited	(200,000)	$1.75		$-
Outstanding at 9/30/2011	61,936,036	$0.30	5.2 years	$8,258
Exercisable at 9/30/2011	61,348,535	$0.29	5.2 years	$8,258

H. Stock-Based Compensation

As an integral component of a management and employee retention program designed to motivate, retain and provide incentive to the Company’s management, employees and key consultants, the Board of Directors approved the 2004 Stock Option Plan (the “2004 Plan”) and reserved 10,000,000 shares of common stock for issuance under the 2004 Plan. As of September 30, 2011, 2,867,159 shares were available to be granted under the 2004 Plan. The exercise price of the incentive stock options (“ISOs”) granted under the 2004 Plan must not be less than the fair market value of the common stock as determined on the date of the grant. The options may have a term up to 10 years. Options typically vest immediately or up to one year following the date of the grant. Under the Company’s 1994 Stock Option Plan (the “1994 Plan”), incentive stock options or non-qualified stock options to purchase 2,500,000 shares of Aeolus’ common stock may be granted to employees, directors and consultants of the Company. As of September 30, 2011, there were no shares available to be granted under the 1994 Plan. The exercise price of the ISOs granted under the 1994 Plan must not be less than the fair market value of the common stock as determined on the date of the grant. The options may have a term up to 10 years. Options typically vest over one to three years following the date of the grant.

Below is a summary of stock option activity for the last three fiscal years ended September 30:

		Weighted Average
			Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term (in years)	Value
Outstanding at 9/30/2008	4,235,281	$2.50	6.7 years	$46
Granted	1,992,750	$0.33	10.0 years	$117
Exercised	-	$-		$-
Cancelled	(51,766)	$32.36		$-
Forfeited	-	$-		$-
Outstanding at 9/30/2009	6,176,265	$1.58	7.0 years	$138
Granted	2,210,000	$0.40	10.0 years	$363
Exercised	-	$-		$-
Cancelled	(41,361)	$37.06		$-
Forfeited	(423,000)	$0.62		$41
Outstanding at 9/30/2010	7,921,904	$1.12	7.0 years	$874
Granted	1,095,000	$0.53	9.5 years	$8
Exercised	-	$-		$-
Cancelled	(74,276)	$28.30		$-
Forfeited	-	$-		$-
Outstanding at 9/30/2011	8,942,628	$0.82	6.5 years	$259
Exercisable at 9/30/2011	8,349,721	$0.84	6.3 years	$252

Stock options granted to consultants during fiscal year 2011, 2010 and 2009 were fully vested when issued or vested over a twelve month period. Stock option expense for stock options granted to consultants was $26,000, $73,000, and $69,000 for fiscal year 2011, 2010, and 2009, respectively. For the fiscal years 2011, 2010 and 2009, all stock options were issued at or above fair market value of a share of common stock. The weighted-average grant-date fair value of options granted during fiscal years 2011, 2010 and 2009 was $0.54, $0.35, and $0.30, respectively.

A summary of the status of non-vested shares for the fiscal years ended September 30 was:

		Weighted Average
	Number	Grant-Date
	of Shares	Fair Value
Nonvested at September 30, 2008	310,833	104,678
Granted	1,992,750	602,533
Vested	(1,003,842)	(320,866)
Forfeited	-	-
Nonvested at September 30, 2009	1,299,741	386,345
Granted	2,210,000	769,554
Vested	(1,715,580)	(526,846)
Forfeited	(45,000)	(15,592)
Nonvested at September 30, 2010	1,749,161	613,461
Granted	1,095,000	595,315
Vested	(2,251,254)	(913,167)
Forfeited	-	-
Nonvested at September 30, 2011	592,907	295,609

The total deferred compensation expense for outstanding stock options was $269,000 as of September 30, 2011, which will be recognized over a weighted average period of seven months. The total fair value of shares vested during fiscal years 2011, 2010 and 2009 was $913,000, $527,000 and $321,000, respectively.

The details of stock options for the fiscal year ended September 30, 2011 are as follows:

	Options Outstanding			Options Exercisable
			Weighted
	Number		Average	Number	Weighted
Range of	Outstanding at	Weighted	Remaining	Exercisable at	Average
Exercise	September 30,	Average	Contractual	September 30,	Exercise
Prices	2011	Exercise Price	Life (in years)	2011	Price

$0.29-$0.32	1,526,250	$0.30	7.47	1,526,250	$0.30
$0.33-$0.45	3,322,250	$0.40	8.60	2,995,064	$0.40
$0.50-$0.71	1,118,111	$0.59	7.58	879,576	$0.59
$0.72-$0.85	721,494	$0.80	4.96	694,308	$0.80
$0.86-$1.45	550,091	$0.94	4.76	550,091	$0.94
$1.50	1,256,019	$1.50	1.83	1,256,019	$1.50
$1.52-$1.85	211,250	$1.84	2.98	211,250	$1.84
$2.10-$5.10	171,518	$4.17	2.24	171,518	$4.17
$11.50-$15.70	65,645	$12.47	0.36	65,645	$12.47

Stock-based compensation expense recognized in the statement of operations is as follows (in thousands):

	For the fiscal year ended
	September 30,
	2011	2010	2009
Research and Development Expenses	79	56	38
General and Administrative Expenses	914	492	245
	993	548	283

The fair value of the options associated with the above compensation expense was determined at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the fiscal year ended September 30,
	2011	2010	2009
Dividend yield	0%	0%	0%
Expected volatility	89% - 179%	93%	111%
Risk-free interest rate	1.1% - 3.7%	3.07%	3.00%
Expected option life after shares are vested	8.35 years	10 years	9.3 years

Effective July 1, 2011, the Company began using historical information regarding the volatility of its own stock price for purposes of calculating an expected volatility rate for stock option valuation purposes. From April 1, 2009 through June 30, 2011, the Company used a peer group of publicly traded entities to determine an expected volatility rate for stock option valuation. There was no material impact on the financial statements as a result of this change as of July 1, 2011. In addition, the Company changed its method of amortization of stock-based compensation from the multiple attribute method to straight line for option grants made on and subsequent to April 1, 2009. There was no material impact on the financial statements as a result of this change as of April 1, 2009. The Company believes the use of its historical stock price and straight line amortization results in a better estimate of the Company’s stock-based compensation expense.

I. Income Taxes

As of September 30, 2011 and 2010, the Company had federal net operating loss (“NOL”) carry-forwards of $111,347,000 and $109,695,000, respectively and state operating loss carry-forwards of $34,757,000 and $33,106,000, respectively. The use of these federal and state NOL carry-forwards might be subject to limitation under the rules regarding a change in stock ownership as determined by the Internal Revenue Code (the “Code”). The Company may have had a change of control under Section 382 of the Code during fiscal 2004 and 2006; however, a complete analysis of the limitation of the NOL carry-forwards will not be completed until the time the Company projects it will be able to utilize such NOLs. The federal net operating and the state net operating losses began to expire in 2010. Additionally, the Company had federal research and development carry-forwards as of September 30, 2011 and 2010 of $3,329,000 and $3,132,000, respectively. The Company had state research and development carry-forwards as of September 30, 2011 and 2010 of $624,000 and $424,000, respectively.

Significant components of the Company’s deferred tax assets at September 30, 2011 and 2010 consisted of the following (in thousands):

	2011	2010
Net operating loss carry-forwards	$40,939	$40,223
Research and development credit carry-forwards	3,953	3,556
Accrued payroll related liabilities	2,750	2,626
State Taxes	(1,450)	—
Total deferred tax assets	46,192	46,405
Deferred tax liabilities	—	—
Valuation allowance for deferred assets	(46,192)	(46,405)
Net deferred tax asset	$—	$—

Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, all of the deferred tax assets have been fully offset by a valuation allowance. The change in the valuation allowance is primarily a result of the net operating loss carry-forwards.

Taxes computed at the statutory federal income tax rate of 34% are reconciled to the provision for income taxes as follows (dollars in thousands):

	2011	2010	2009
Effective income tax rate	0%	0%	0%

United States Federal income tax at statutory rate	$95	$(8,796)	$(781)
State income taxes (net of federal benefit)	2	(232)	(75)
Warrant expense	(1,311)	7,258	13
Prior year deferred true up	1,178	—	—
Change in valuation reserves	(212)	1,754	857
Other	250	16	(14)
Provision for income taxes	$2	$—	$—

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

National Jewish Medical and Research Center Agreements

Aeolus has an exclusive worldwide license (“NJH License”) from National Jewish Health to develop, make, have made, use and sell products using certain technology developed by certain scientists at NJH. The NJH License requires Aeolus to use commercially reasonable efforts to diligently pursue the development and government approval of products using the licensed technology. Aeolus will be obligated to pay royalties to NJH on net product sales during the term of the NJH License and a milestone payment upon regulatory approval, if obtained. In addition, Aeolus is obligated under the NJH License to pay all or a portion of patent prosecution, maintenance and defense costs. Unless earlier terminated, the NJH License continues until the expiration of the last to expire issued patent on the licensed technology.

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

K. Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(in thousands, except per share amounts)
Fiscal 2011
Total revenue	$—	$785	$1,912	$2,124	$4,821
Net income (loss) attributable to common stockholders	$(7,620)	$3,778	$6,293	$(2,152)	$299
Basic net income (loss) per common share attributable to common stockholders	$(0.13)	$0.06	$0.10	$(0.04)	$0.01
Diluted net income (loss) per common share attributable to common stockholders	$(0.13)	$0.03	$0.07	$(0.04)	$0.00

Fiscal 2010
Total revenue	$—	$—	$—	$—	$—
Net loss attributable to common stockholders	$(15,276)	$6,918	$(4,623)	$(12,888)	$(25,869)
Basic net loss per common share attributable to common stockholders	$(0.33)	$0.14	$(0.10)	$(0.24)	$(0.53)
Diluted net loss per common share attributable to common stockholders	$(0.33)	$0.07	$(0.10)	$(0.10)	$(0.46)

L. Subsequent Events

Management has evaluated for subsequent events through the date these financial statements were audited, December 21, 2011, and determined that no other material subsequent events have occurred.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial and Accounting Officer), of the effectiveness of our disclosure controls and procedures required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2011 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15 (f) and 15d-15 (f) of the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, errors or fraud. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2011. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in an Internal Control Integrated Framework. Based on the criteria set forth by COSO, management concluded that our internal control over financial reporting was effective as of September 30, 2011.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we expect to file a definitive proxy statement in connection with our 2012 Annual Meeting of Stockholders (the “Proxy Statement”) within 120 days after the end of our fiscal year pursuant to Regulation 14A promulgated under the Exchange Act, and the information included therein is incorporated herein by reference to the extent provided below.

Item 10.    Directors, Executive Officers and Corporate Governance.

The information set forth under the headings “Matter No. 1: Election of Directors,” “Information Concerning the Board of Directors and its Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement is incorporated herein by reference. The information required by this Item 10 concerning our executive officers is set forth under the heading “Executive Officers” located at the end of Part I Item 1 of this Annual Report on Form 10-K.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. We have posted the text of Code of Ethics on our Internet website at www.aeoluspharma.com. A copy of the Code of Ethics can also be obtained free of charge by writing to Russell Skibsted, Aeolus Pharmaceuticals, Inc., 26361 Crown Valley Parkway, Suite 150 Mission Viejo, CA 92691.

Item 11.    Executive Compensation.

The information set forth under the headings “Director Compensation” and “Executive Compensation” in our Proxy Statement is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan and Additional Equity Information as of September 30, 2011

Plan category	(a)Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b)Weighted-average exercise price of outstanding options, warrants and rights	(c)Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by our stockholders:
2004 Stock Option Plan	7,132,841	$0.48	2,867,159
1994 Stock Option Plan	1,809,787	$2.16	0

Equity compensation plans and securities not approved by our stockholders:
Warrants to purchase Common Stock Issued to National Securities	50,000	$0.38	Not applicable
Warrants to Purchase Common Stock Issued to Dan Delmonico	50,000	$0.49	Not applicable
Warrants to Purchase Common Stock Issued to Michael Kruger	50,000	$0.50	Not applicable
Warrants to Purchase Common Stock Issued to Noble International Investments, Inc.	300,000	$1.00	Not applicable
Warrants to Purchase Common Stock Issued to CEOcast, Inc.	250,000	$0.83	Not applicable
Warrants to Purchase Common Stock Issued to Market Pathways	250,000	$1.50	Not applicable
Total – Common Stock	9,892,628		2,867,159

Warrants to purchase Series B Preferred Stock	896,037	$0.01	Not applicable
Total – Series B Preferred Stock	896,037		177,883

Description of Equity Compensation Plans and Equity Securities Not Approved by Our Stockholders

The warrants to purchase shares of our common stock issued to Dan Delmonico in September 2009 have not been approved by our stockholders. In consideration for services provided by Mr. Delmonico to us, we issued three warrants each to purchase up to 20,000, 15,000 and 15,000 shares of our common stock with an exercise price of $0.39, $.50 and $0.60, respectively. The warrants are exercisable for five years from the date of grant and contain standard adjustment provisions in the event we declare a stock dividend or engage in a recapitalization, reclassification or reorganization of our capital stock.

The warrants to purchase shares of our common stock issued to National Securities Corporation (“NSC”) have not been approved by our stockholders. In January 2010, we entered into an agreement with NSC pursuant to which we retained NSC as a non-exclusive financial advisor for the period from January 6, 2010 through January 6, 2011. For these services, we issued a warrant to purchase up to 50,000 shares of our common stock with an exercise price of $0.38. The warrant is exercisable for five years from the date of grant and contains standard adjustment provisions in the event we declare a stock dividend or engage in a recapitalization, reclassification or reorganization of our capital stock.

The warrants to purchase shares of our common stock issued to Michael Kruger (“Kruger”) have not been approved by our stockholders. In May 2011, we entered into an agreement with Kruger as a consultant to assist us with investor relations for a one-year period. For these services, on May 10, 2011, we issued five warrants, each to purchase up to 50,000 shares of our common stock with an exercise price of $0.50, $1.00, $1.50, $2.00 and $2.50 and vesting dates of May 10, 2011, August 8, 2011, November 6, 2011, February 4, 2012 and May 4, 2012, respectively. The warrants are exercisable for five years from the date of grant and contain standard adjustment provisions in the event we declare a stock dividend or engage in a recapitalization, reclassification or reorganization of our capital stock. In addition, we are required to give Kruger advance notice of a change in control of Aeolus during the term of the warrants. We terminated the agreement with Kruger on July 29, 2011, and the warrants to purchase shares of our common stock with the exercise prices of $1.00, $1.50, $2.00 and $2.50 were cancelled concurrently with the termination of our agreement with Kruger.

The warrants to purchase shares of our common stock issued to Noble International Investments, Inc. (“Noble”) have not been approved by our stockholders. In May 2011, we entered into an agreement with Noble to provide us with financial advisory services in connection our strategic initiatives for a one-year period. For these services, on May 18, 2011, we issued three warrants each to purchase up to 100,000 shares of our common stock with an exercise price of $0.50, $1.00 and $1.50, respectively, and vesting at a rate of 8,333 shares of our common stock per month. The warrants are exercisable for three years from the date of grant and contain standard adjustment provisions in the event we declare a stock dividend or engage in a recapitalization, reclassification or reorganization of our capital stock. In addition, we are required to give Noble advance notice of a change in control of Aeolus during the term of the warrants.

The warrants to purchase shares of our common stock issued to CEOcast, Inc. (“CEOcast”) have not been approved by our stockholders. In June 2011, we entered into a consulting agreement with CEOcast to provide us with investor relations services for a one-year period. For these services, on June 1, 2011, we issued two warrants each to purchase up to 125,000 shares of our common stock with an exercise price of $0.51 and $1.00, respectively, and vesting at a rate of 10,416.67 shares of our common stock per month. The warrants are exercisable for three years from the date of grant and contain standard adjustment provisions in the event we declare a stock dividend or engage in a recapitalization, reclassification or reorganization of our capital stock. In addition, we are required to give CEOcast advance notice of a change in control of Aeolus during the term of the warrants.

The warrants to purchase shares of our common stock issued to Market Pathways have not been approved by our stockholders. In July 2011, we entered into an agreement with Market Pathways to assist us with investor relations for a one-year period. For these services, on July 22, 2011, we issued five warrants each to purchase up to 50,000 shares of our common stock with an exercise price of $0.50, $1.00, $1.50, $2.00 and $2.50 and vesting dates of July 22, 2011, October 20, 2011, January 18, 2012, April 17, 2012 and July 16, 2012, respectively. The warrants are exercisable for five years from the date of grant and contain standard adjustment provisions in the event we declare a stock dividend or engage in a recapitalization, reclassification or reorganization of our capital stock. In addition, we are required to give Market Pathways advance notice of a change in control of Aeolus during the term of the warrants.

The information set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information set forth under the headings “Information Concerning the Board of Directors and its Committees” and “Certain Related Transactions” in our Proxy Statement is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.

The information set forth under the heading “Independent Registered Public Accounting Firm — Fees” in our Proxy Statement is incorporated herein by reference.

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

(2) Exhibits.

		Incorporated by Reference To
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
2.1	Agreement and Plan of Merger and Reorganization dated September 16, 2003 between Incara, Inc. and Incara Pharmaceuticals Corporation	S-4	09/19/03	2.1
3.1	Certificate of Incorporation, as amended	10-Q	08/11/04	3.1
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	3/27/06	3.1
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	02/07/11	3.1
3.4	Bylaws, as amended	8-K	10/27/05	3.1
3.5	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of the Company dated November 18, 2005	8-K	11/23/05	3.1
4.1	Form of Common Stock Certificate	10-Q	08/11/04	4.1
4.2	Form of Series B Preferred Stock Certificate	S-4	09/19/03	4.8
4.3	Form of Warrant to Purchase Common Stock dated June 5, 2006.	8-K	06/06/06	10.3
4.4	Registration Rights Agreement dated May 22, 2007 by and among the Company and each of the Purchasers whose names appear on the Schedule attached thereto.	8-K	5/23/07	4.1
4.5	Registration Rights Agreement dated October 6, 2009 by and among the Company and the investors whose names appear on the signature pages thereof.	8-K	10/06/09	4.1
4.6	Form of Warrant to Purchase Common Stock dated May 22, 2007.	8-K	5/23/07	10.2
4.7	Form of Warrant to Purchase Common Stock	8-K	10/06/09	10.2
4.8	Registration Rights Agreement dated September 16, 2003 among Incara Pharmaceuticals Corporation, Incara, Inc. and Goodnow Capital, L.L.C.	S-4	09/19/03	10.101
4.9	Registration Rights Agreement dated August 11, 2010 by and among Aeolus Pharmaceuticals, Inc. and the investors listed therein	8-K	8/12/10	4.1
10.1*	License Agreement between Duke University and Aeolus Pharmaceuticals, Inc., dated July 21, 1995	S-1	12/08/95	10.4
10.2	Amended and Restated Limited Liability Company Agreement of CPEC LLC dated July 15, 1999, among CPEC LLC, Intercardia, Inc. and Interneuron Pharmaceuticals, Inc.	8-K	07/23/99	10.42

		Incorporated by Reference To
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
10.3	Assignment, Assumption and License Agreement dated July 15, 1999, between CPEC LLC and Intercardia, Inc.	8-K	07/23/99	10.43
10.4*	License Agreement dated January 19, 2001 between Incara Pharmaceuticals Corporation and Incara Development, Ltd.	10-Q	02/13/01	10.59
10.5*	License Agreement dated January 19, 2001 between Elan Corporation, plc, Elan Pharma International Ltd. and Incara Development, Ltd.	10-Q	02/13/01	10.60
10.6	Registration Rights Agreement dated December 21, 2000 among Incara Pharmaceuticals Corporation, Elan International Services, Ltd. and Elan Pharma International Ltd.	10-Q	02/13/01	10.62
10.7	Agreement and Amendment, effective as of January 22, 2001, by and among Incara Pharmaceuticals Corporation, Elan International Services, Ltd. and Elan Pharma International Limited	10-Q	05/14/01	10.64
10.8	Second Agreement and Amendment, effective as of January 22, 2001, by and among Incara Pharmaceuticals Corporation, Elan International Services, Ltd. and Elan Pharma International Limited	10-Q	05/14/01	10.65
10.9	Third Agreement and Amendment, effective as of January 22, 2001, by and among Incara Pharmaceuticals Corporation, Elan International Services, Ltd. and Elan Pharma International Limited	8-K	06/01/01	10.66
10.10	Agreement and Fourth Amendment, effective February 13, 2002, by and among Incara Pharmaceuticals Corporation, Elan International Services, Ltd., Elan Pharma International Limited and Elan Pharmaceutical Investments III, Ltd.	10-Q	02/14/02	10.75
10.11*	License Agreement dated June 25, 1998 between Duke University and Aeolus Pharmaceuticals, Inc.	10-Q	05/15/02	10.82
10.12*	License Agreement dated May 7, 2002 between Duke University and Aeolus Pharmaceuticals, Inc.	10-Q	05/15/02	10.83
10.13*	License Agreement dated November 17, 2000 between National Jewish Medical and Research Center and Aeolus Pharmaceuticals, Inc.	10-Q	02/13/01	10.56
10.14	Exclusive License Agreement, dated January 15, 2009, by and between the Company and National Jewish Health	10-Q	05/16/11	10.7
10.15*	Securities Purchase Agreement dated as of May 15, 2002, among Incara Pharmaceuticals Corporation, Aeolus Pharmaceuticals, Inc., Elan Pharma International Limited and Elan International Services, Ltd.	8-K/A	07/03/02	10.84
10.16*	Development and Option Agreement dated May 15, 2002, among Elan Pharma International Limited, Incara Pharmaceuticals Corporation and Aeolus Pharmaceuticals, Inc.	8-K/A	07/03/02	10.85

		Incorporated by Reference To
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
10.17	Amended and Restated Registration Rights Agreement dated as of May 15, 2002, among Incara Pharmaceuticals Corporation, Elan International Services, Ltd. and Elan Pharma International Limited	8-K/A	07/03/02	10.86
10.18	Amendment No. 1 to License Agreement dated May 14, 2002, between Aeolus Pharmaceuticals, Inc. and Duke University (amending License Agreement dated July 21, 1995)	8-K/A	07/03/02	10.87
10.19	Amendment No. 1 to License Agreement dated May 14, 2002, between Aeolus Pharmaceuticals, Inc. and Duke University (amending License Agreement dated June 25, 1998)	8-K/A	07/03/02	10.88
10.20	Amendment No. 1 to License Agreement dated May 14, 2002, between Aeolus Pharmaceuticals, Inc. and National Jewish Medical and Research Center (amending License Agreement dated November 17, 2000)	8-K/A	07/03/02	10.89
10.21*	Subaward Agreement, dated March 16, 2011, by and between the Company and the Office of Research and Development of the University of Maryland, Baltimore	10-Q	05/16/11	10.4
10.22	Letter dated May 17, 2004 from Elan International Services, Limited and Elan Pharma International Limited to Incara Pharmaceuticals Corporation	10-Q	08/11/04	10.106
10.23+	Aeolus Pharmaceuticals, Inc. 1994 Stock Option Plan, as amended	10-Q	08/11/04	10.109
10.24+	Aeolus Pharmaceuticals, Inc. Amended and Restated 2004 Stock Incentive Plan	S-8	04/28/11	99.1
10.25+	Amended and Restated Employment Agreement dated July 30, 2010 between Aeolus Pharmaceuticals, Inc. and John L. McManus	8-K	08/02/10	10.4
10.26+	Letter Agreement dated July 10, 2006 between Aeolus Pharmaceuticals, Inc. and McManus & Company, Inc.	8-K	07/10/06	10.2
10.27+	Form of Indemnity Agreement	8-K	2/18/05	10.118	X
10.28	Terms of Outside Director Compensation	10-K	12/17/04	10.114
10.29+	Form of Incentive Stock Option Agreement	10-Q	02/08/05	10.115
10.30+	Form of Nonqualified Stock Option Agreement	10-Q	02/08/05	10.116
10.31	Subscription Agreement dated June 5, 2006 by and between the Company and the investors whose names appear on the signature pages thereof.	8-K	06/06/06	10.1
10.32	Board Observer Letter dated June 5, 2006 by and among the Company and Efficacy Biotech Master Fund Ltd.	8-K	06/06/06	10.6
10.33+	Consulting Agreement, dated December 1, 2010, between Aeolus Pharmaceuticals, Inc. and Brian J. Day	8-K	12/03/10	10.1
10.34*	Sponsored Research Agreement (Non-Clinical), dated April 12, 2011, by and between the Company and Duke University	10-Q	05/16/11	10.5
10.35	Securities Purchase Agreement dated August 11, 2010 by and among Aeolus Pharmaceuticals, Inc. and the investors listed therein	8-K	8/12/10	10.1

		Incorporated by Reference To
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Exhibit Number
10.36	Form of Warrant pursuant to Securities Purchase Agreement dated August 11, 2010 by and among Aeolus Pharmaceuticals, Inc. and the investors listed therein	8-K	8/12/10	10.2
10.37	Convertible Promissory Note dated February 7, 2007 issued by Aeolus Pharmaceuticals, Inc. to Elan Pharma International Ltd.	S-1	06/04/07	10.43
10.38	Amendment No. 1 To Convertible Promissory Note dated February 7, 2009 by and between Aeolus Pharmaceuticals, Inc. and Elan Pharma International Limited	8-K	3/16/09	10.1
10.39+	Form of Restricted Share Award Agreement	S-8 POS	3/31/08	99.2
10.40	Securities Purchase and Exchange Agreement dated October 6, 2009 by and among the Company and the investors whose names appear on the signature pages thereof	8-K	10/06/09	10.1
10.41	Amendment Agreement to the Securities Purchase and Exchange Agreement, dated December 24, 2009, by and among the Company and the investors whose names appear on the signature pages thereof	8-K	12/28/09	10.1
10.42+	Offer Letter, dated September 1, 2010 between the Company and Russell Skibsted	8-K	02/16/11	10.1
10.43*	Contract No. HHSO100201100007C, dated February 11, 2011, by and between the Company and the U.S. Department of Health and Human Services Biomedical Advanced Research and Development Authority	10-Q	05/16/11	10.1
10.44*	Research and Manufacturing Agreement, dated February 18, 2011, by and between the Company and Johnson Matthey Pharmaceutical Materials, Inc. (d/b/a Johnson Matthey Pharma Services).	10-Q	05/16/11	10.2
10.45*	General Management Consulting Assignment, dated February 23, 2011, by and between the Company and Booz Allen Hamilton Inc.	10-Q	05/16/11	10.3
21.1	List of Subsidiaries				X
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm				X
23.2	Consent of Haskell & White LLP, Independent Registered Public Accounting Firm				X
31.1	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a)				X
31.2	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)				X
32.1	Certification by the Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

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

AEOLUS PHARMACEUTICALS, INC.

By:	/s/ John L. McManus
John L. McManus
President and Chief Executive Officer

Date:	December 27 , 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE(S)	DATE

/s/ John L. McManus	President and Chief Executive Officer (Principal Executive Officer)	December 27 , 2011
John L. McManus

/s/ Russell Skibsted	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	December 27 , 2011
Russell Skibsted

/s/ David C. Cavalier	Chairman of the Board of Directors	December 27 , 2011
David C. Cavalier

	Director	December ___, 2011
John M. Farah, Jr., Ph.D.

	Director	December ___, 2011
Joseph J. Krivulka

/s/ Amit Kumar, Ph.D.	Director	December 27 , 2011
Amit Kumar, Ph.D.

	Director	December ___, 2011
Michael E. Lewis, Ph.D.

/s/ Chris A. Rallis	Director	December 27 , 2011
Chris A. Rallis

/s/ Peter D. Suzdak, Ph.D.	Director	December 27 , 2011
Peter D. Suzdak, Ph.D.