Form 10-K/A
period 2011-09-30
AEOLUS PHARMACEUTICALS, INC.
filed 2012-01-30
CIK 1261734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

____________

FORM 10-K/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter)is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☒
                                                                                             (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant based upon the average of the bid and asked price on the OTC Bulletin Board as of March 31, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $11,852,910.Shares of common stock held by each executive officer and director and by each other stockholder who owned 10% or more of the outstanding common stock as of such date have been excluded in that such stockholder might be deemed to be an affiliate of the registrant. This determination of affiliate status might not be conclusive for other purposes.

As of January 13, 2012, the registrant had 60,470,718 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Aeolus Pharmaceuticals, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011, as filed with the Securities and Exchange Commission (the “SEC”) on December 27, 2011 (the “Original Form 10-K”). The purpose of this Form 10-K/A is to replace Part III, Item 10 through Item 14, previously intended to be incorporated by reference to the Company’s definitive proxy statement filed pursuant to Regulation 14A in connection with the Company’s 2012 Annual Meeting of Stockholders. In connection with the filing of this Form 10-K/A and pursuant to the rules of the SEC, the Company is including with this Form 10-K/A certain new certifications by its principal executive officer and principal financial officer. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications. Except as set forth above, the Company has not modified or updated disclosures presented in the Original Form 10-K to reflect events or developments that have occurred after the date of the Original Form 10-K. This Form 10-K/A does change the previously reported financial statements or any of the other disclosures contained in Part I or Part II of the Original Form 10-K.

AEOLUS PHARMACEUTICALS, INC.
ANNUAL REPORT ON FORM 10-K
Table of Contents

- i -

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information Regarding Directors

The following sets forth the names and ages (as of December 31, 2011) of our directors, and certain other information about them.

Name of Director	Age as of December 31, 2011	Director Since
David C. Cavalier	42	April 2004

John M. Farah, Jr., Ph.D.	59	October 2005

Joseph J. Krivulka	59	June 2004

Amit Kumar, Ph.D.	47	June 2004

Michael E. Lewis, Ph.D.	60	June 2004

Chris A. Rallis	58	June 2004

Peter D. Suzdak, Ph.D.	53	June 2004

David C. Cavalier has been the Chairman of our Board of Directors (“Board”) since April 30, 2004, and an employee of the Company since November 2009. Since 2001, he has been a Principal and the Chief Operating Officer of Xmark Opportunity Partners, LLC, a manager of a family of private investment funds. From 1995 to 1996, Mr. Cavalier worked for Tiger Real Estate, a $785 million private investment fund sponsored by Tiger Management Corporation. Mr. Cavalier began his career in 1994 in the Investment Banking Division of Goldman, Sachs & Co. working on debt and equity offerings for public and private real estate companies. He received a B.A. from Yale University and an M. Phil. from Oxford University.  We believe that Mr. Cavalier’s experiences, qualifications, attributes and skills to serve as a director of our Company include his strong understanding of our Company and operations, having served as Chairman of the Board for over 7 years and as an employee for the past 2 years. In addition, Mr. Cavalier’s past experience and expertise in investment banking and company financings, as well as his legal background, are a valuable contribution to our Board.

John M. Farah, Jr., Ph.D. is Vice President, Intercontinental Operations of International Pharmaceutical Operations for Cephalon, Inc. Dr. Farah joined Cephalon in 1992 to manage technology requirements and collaborations for the research and development organization. He then served in several roles with increasing responsibilities in scientific affairs, managing biotech research partnerships, product licensing and academic collaborations. In 1998, Dr. Farah was promoted to senior director and, in 2001, vice president of worldwide business development responsible for promoting and negotiating R&D and commercial alliances with multinational and regional pharmaceutical firms. In 2003, Dr. Farah was appointed head of worldwide product export, and in 2006 he became responsible for strategic growth and commercial success of Cephalon in Latin America, Japan and certain commonwealth countries. Prior to joining Cephalon, Dr. Farah was a research investigator at GD Searle and served as a postdoctoral fellow at the National Institutes of Health. He received his Doctorate in physiology in 1985 from the Uniformed Services University in Bethesda, Maryland. He also received a B.S. degree in Zoology from the University of Maryland and a B.H.A. degree from New College of California in San Francisco.  We believe that Dr. Farah should serve as a director of our Company because of his extensive career in the pharmaceutical industry and international experience. Dr. Farah’s past experience negotiating research partnerships, product licensing and academic collaborations are a valuable contribution to our Board and his experience allows him to provide additional insight to our Board in considering and approving these types of partnerships for the Company.

Joseph J. Krivulka is the founder of Triax Pharmaceuticals, LLC, Akrimax Pharmaceuticals LLC and Rouses Point Pharmaceuticals, LLC. Mr. Krivulka has served as its Chief Executive Officer of Triax Pharmaceuticals, LLC since November 2004, Chairman of the Board of Akrimax Pharmaceuticals, LLC since January 2008 and Chairman of the Board of Rouses Point Pharmaceuticals, LLC since September 2008. He also co-founded Reliant Pharmaceuticals, LLC and served as its President from 1999 until 2004. Mr. Krivulka has more than 25 years of experience in the pharmaceutical industry and was formerly Chief Executive Officer of Bertek, Inc., a subsidiary of Mylan Laboratories Inc., and Corporate Vice President of Mylan Laboratories. He has extensive expertise in product launches, reformulation and line extensions, clinical development, and manufacturing. He successfully brought to market numerous branded products and managed Mylan’s entry into the branded pharmaceutical business, with the acquisition of several pharmaceutical companies. Mr. Krivulka is a member of the board of directors of Nektar Therapeutics, a publicly-held pharmaceutical company.  We believe Mr. Krivulka’s 25 years in the pharmaceutical industry, as well as his experience as a director of multiple public companies over his career, provide him with critical insight about our technology and make him a valuable asset to our Board. In particular, Mr. Krivulka has been involved in the launch of a number of pharmaceutical products and he is very familiar with pharmaceutical manufacturing processes, which allow him to provide valuable advice to our Board.

Amit Kumar, Ph.D. is currently the Chairman of the Board of Ascent Solar Technologies, a publicly-held solar energy company.   From September 2001 to June 2010, Dr. Kumar was President and Chief Executive Officer of CombiMatrix Corporation, a publicly-held biotechnology company.  He has been a director of CombiMatrix since September 2000.  Previously, Dr. Kumar was Vice President of Life Sciences of Acacia Research Corp.  From January 1999 to February 2000, Dr. Kumar was the founding President and CEO of Signature BioSciences, Inc., a life science company developing technology for advanced research in genomics, proteomics and drug discovery.  From January 1998 to December 1999, Dr. Kumar was an Entrepreneur in Residence with Oak Investment Partners, a venture capital firm.  From October 1996 to January 1998, Dr. Kumar was a Senior Manager at Idexx Laboratories, Inc., a biotechnology company.  From October 1993 to September 1996, he was Head of Research & Development for Idetek Corporation, which was later acquired by Idexx Laboratories, Inc.  Dr. Kumar received his B.S. in Chemistry from Occidental College.  After joint studies at Stanford University and the California Institute of Technology, he received his Ph.D. from the California Institute of Technology in 1991.  He also completed a post-doctoral fellowship at Harvard University from 1991 to 1993.  Dr. Kumar is also a member of the board of directors of Luechemix and Tacere Therapeutics, both private biotechnology companies. We believe that Dr. Kumar should serve as a director of our Company in light of his experience serving as an officer and on the board of directors of a number of publicly-held companies, as well as his past venture capital and capital-raising experience. Dr. Kumar’s experience in scientific research and development is also a valuable contribution to our Board, particularly during deliberations and discussions relating to research and development matters.

Michael E. Lewis, Ph.D. has been President of BioDiligence Partners, Inc., a private consulting firm, since 1994. He co-founded Cara Therapeutics Inc., a privately-held biopharmaceutical company, and from 2004 to 2009 served as a director and Chief Scientific Advisor of Cara. He has also served as a director of Polymedix, Inc., a publicly-held biotechnology company, since 2003. Dr. Lewis co-founded Arena Pharmaceuticals, Inc. in 1997, and was a director until 2000 and Arena’s Chief Scientific Advisor until 2003. He also co-founded Adolor Corporation in 1994 and served as its Chief Scientific Advisor until 1997. Dr. Lewis was Vice President of Research at Symphony Pharmaceuticals, Inc. from 1993 to 1994. He also co-founded Cephalon, Inc., where he served as Senior Scientist, Director of Pharmacology, and Senior Director of Scientific Affairs, between 1988 and 1993. Prior to that, Dr. Lewis was a Principal Investigator at E.I. DuPont de Nemours & Co., Inc. from 1985 to 1987. Dr. Lewis received a B.A. with Special Honors in Psychology from George Washington University, and an M.A. and Ph.D. in Psychology from Clark University, followed by postdoctoral training in neurosciences at the University of Cambridge, the National Institutes of Health, and the University of Michigan. We believe that it is appropriate for Dr. Lewis to serve as a director of our Company because of his experience as a chief scientific advisor of several companies and his long tenure serving on the boards of public companies. In addition, his background allows him to provide additional insight to the Board in analyzing our Company’s scientific strategies.

Chris A. Rallis has been an executive-in-residence at Pappas Ventures, a life science venture capital firm since January 2008. Previously, Mr. Rallis was the President and Chief Executive Officer of ImmunoBiosciences, Inc. (“IBI”), a vaccine technology company located in Raleigh, North Carolina from April 2006 through June 2007. Prior to joining IBI, Mr. Rallis served as an executive in residence (part time) for Pappas Ventures, and as a consultant for Duke University and Panacos Pharmaceuticals, Inc. Mr. Rallis is the former President and Chief Operating Officer and director of Triangle Pharmaceuticals, Inc., which was acquired by Gilead Sciences in January 2003 for approximately $465 million. Prior to assuming the role of President and COO in March 2000, he was Executive Vice President, Business Development and General Counsel. While at Triangle, Mr. Rallis participated in 11 equity financings generating gross proceeds of approximately $500 million. He was also primarily responsible for all business development activities which included a worldwide alliance with Abbott Laboratories and the in-licensing of ten compounds. Before joining Triangle in 1995, Mr. Rallis served in various business development and legal management roles with Burroughs Wellcome Co. over a 13-year period, including Vice President of Strategic Planning and Business Development. Mr. Rallis also serves on the boards of Adherex Technologies, Inc., a publicly-held biopharmaceutical company located in Research Triangle Park, NC and Oxygen Biotherapeutics, Inc., a publicly-held biopharmaceutical company located in Morrisville, NC. Mr. Rallis serves on the audit committees of both boards and chairs the audit committee at Adherex. Mr. Rallis received his A.B. degree in economics from Harvard College and a J.D. from Duke University. We believe that Mr. Rallis should serve as a director of our Company in light of his experience serving as an executive officer of, and participating in a number of equity financings for, other pharmaceutical companies. Mr. Rallis’ experiences in development activities and strategic alliances are valuable to Board deliberations. In addition, his venture capital consulting experience allows him to contribute additional insight to the Board in refining our Company’s business strategies and commercial objectives.

Peter D. Suzdak, Ph.D. is a research and development executive with more than 23 years of experience in U.S. and European pharmaceutical companies.  Dr. Suzdak is currently Chief Scientific Officer at Corridor Pharmaceuticals. Prior to joining Corridor, Dr. Suzdak was President, Chief Executive Officer and founder of Cardioxyl Pharmaceuticals and raised $14.5 million in venture capital financing and advanced its lead compound into clinical development for acute decompensated heart failure. Prior to joining Cardioxyl in 2006, Dr. Suzdak was President, Chief Executive Officer and co-founder of Artesian Therapeutics, Inc. and raised $15 million in venture capital financing and advanced two lead drug discovery programs from idea stage to clinical candidate selection stage.  In October 2005, Artesian Therapeutics was acquired by CardiomePharma.  Prior to joining Artesian Therapeutics, Dr. Suzdak was most recently at Guilford Pharmaceuticals, Inc. from 1995 to 2002.  During his tenure as Vice President of Research, then Senior Vice President of Research and Development, Dr. Suzdak was responsible for all pharmaceuticals drug discovery, preclinical development and clinical development at Guilford.  Dr. Suzdak was responsible for establishing an integrated drug discovery and development function at Guilford and building an extensive technology and intellectual property platform around multiple novel biological targets.  Prior to joining Guilford, Dr. Suzdak held various positions at Novo-Nordisk A/S in Copenhagen, Denmark from 1988 to 1995, including Director of Neurobiology Research.  Dr. Suzdak was involved in multiple drug discovery and development collaborations with major pharmaceutical companies in the U.S. and Europe, including Abbott which resulted in the successful discovery, clinical development, approval and marketing of the novel anti-epileptic Gabatril®.  Prior thereto, Dr. Suzdak was a Pharmacology Research Associate in the Clinical Neuroscience Branch of the National Institute of Mental Health in Bethesda, in the laboratory of Dr. Steven M. Paul, from 1985 to 1988.  Dr. Suzdak received his Ph.D. in Pharmacology from the University of Connecticut and a B.S. in Pharmacy from St. Johns University. We believe it is appropriate for Dr. Suzdak to serve as a director of our Company due to his more than 23 years of experience in the research and development of pharmaceuticals. In particular, Dr. Suzdak’s educational background in pharmacology allows him to provide valuable insight to the Board in deliberations relating to the research and development of our Company’s pharmaceutical products, including our key compounds, and our product development efforts.

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, there were no reports required under Section 16(a) of the Exchange Act that were not timely filed during the fiscal year ended September 30, 2011, except for: (i) one Form 4 filed by John McManus, our President and Chief Executive Officer, for a single stock option grant made on July 14, 2011; (ii) two Form 4s filed by John Farah, a director, for an option grant made on each of November 12, 2010 and July 21, 2011; (iii) two Form 4s filed by Joseph J. Krivulka, a director, for an option grant made on each of November 12, 2010 and July 21, 2011; (iv) two Form 4s filed by Amit Kumar, a director, for an option grant made on each of November 12, 2010 and July 21, 2011; (v) two Form 4s filed by Michael E. Lewis, a director, for an option grant made on each of November 12, 2010 and July 21, 2011; (vi) two Form 4s filed by Chris A. Rallis, a director, for an option grant made on each of November 12, 2010 and July 21, 2011; and (vii) two Form 4s filed by Peter D. Suzdak, a director, for an option grant made on each of November 12, 2010 and July 21, 2011. Each of the Form 4s was filed late inadvertently.

Executive Officers

The information required by this Item 10 concerning our executive officers is set forth under the heading “Executive Officers” located at the end of Part I Item 1 of this Annual Report on Form 10-K.

Family Relationships and Orders, Judgments and Decrees

There is no family relationship between any of our officers or directors. There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony. Nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

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

Audit Committee

The Board of Directors has established an Audit Committee in accordance with section 3(a)(58)(A) of the Exchange Act.

Item 11. Executive Compensation.

COMPENSATION OF DIRECTORS

The following table sets forth information for the fiscal year ended September 30, 2011 regarding the compensation of our directors.

Director Compensation

Name	Fees Earned or Paid in Cash	Option Awards(1)	All Other Compensation	Total

David C. Cavalier	—	$—	—	$—
John M. Farah, Jr., Ph.D.	—	29,411	—	29,411
Joseph J. Krivulka	—	23,207	—	23,207
Amit Kumar, Ph.D.	—	37,298	—	37,298
Michael E. Lewis, Ph.D.	—	23,769	—	23,769
Chris A. Rallis	—	37,298	—	37,298
Peter D. Suzdak, Ph.D.	—	22,174	—	22,174

(1)        The amounts in the “Option Awards” column reflect the aggregate grant date fair value of awards for grants of options to each listed director in fiscal 2011, computed in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718. These amounts do not represent the actual amounts paid to or realized by the directors during fiscal 2011. The assumptions we used to calculate these amounts are discussed in Note H to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2011.

All directors are reimbursed for expenses incurred in connection with each board or committee meeting attended. In addition, the Board of Directors adopted the following compensation program for the outside members of the Board of Directors on December 11, 2008, effective beginning July 1, 2008:

●
Each non-executive Board member shall be eligible to receive nonqualified stock options for up to an aggregate of 45,000 shares per year based upon the number of meetings attended by the non-executive Board member during the year. The option exercise prices shall be equal to the closing price of the Common Stock on the grant date. The options shall have 10-year terms and vest, as long as the director remains on the Board, on a monthly basis over a 12-month period beginning on the date of grant. Unvested options expire upon resignation or termination from the Board.

●
In addition, each Audit Committee member shall be eligible to receive a nonqualified stock option for up to an aggregate of 15,000 shares per year based the number of Audit Committee meetings attended by the Audit Committee member during the year. The option exercise prices shall be equal to the closing price of the Common Stock on the grant date. The options shall have 10-year terms and vest, as long as the director remains on the Board, on a monthly basis over a 12-month period beginning on the date of grant. Unvested options expire upon resignation or termination from the Board.

Outstanding Equity Awards for Directors as of September 30, 2011

The following table sets forth information regarding unexercised stock options for each Director outstanding as of September 30, 2011. We have not awarded stock grants or other equity incentive awards and as such have not made any disclosures regarding such awards.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options Option Awards
David C. Cavalier	172,750	—	—

John M. Farah, Jr., Ph.D.	193,468	31,873	—

Joseph J. Krivulka	195,688	17,812	—

Amit Kumar, Ph.D.	261,878	35,622	—

Michael E. Lewis, Ph.D.	196,251	14,999	—

Chris A. Rallis	261,878	35,622	—

Peter D. Suzdak, Ph.D.	200,938	21,562	—

EXECUTIVE COMPENSATION

The following table sets forth all compensation earned for services rendered to Aeolus in all capacities for the fiscal year ended September 30, 2011 and 2010, by its principal executive officer, principal financial officer, and its one other executive officer who served in such capacity as of the end of fiscal 2011, collectively referred to as the “Named Executive Officers”.

Summary Compensation Table

		Annual Compensation			All Other
Name and Principal	Fiscal			Option	Compensation
Position(s)	Year	Salary ($)	Bonus ($)	Awards ($) (1)	($)	Total ($)
John L. McManus	2011	$345,608	50,000	$91,600	—	$487,208
President and	2010	$250,200	—	$615,025	—	$865,225
Chief Executive Officer

Russell Skibsted (2)	2011	$161,306	—	$243,724	$—	$405,030
Senior Vice President, Chief Financial Officer and Secretary

Brian Day, Ph.D. (3)	2011	—	—	25,155	$145,643	$170,798
Chief Scientific Officer	2010	—	—	83,590	$138,000	$221,590

 (1)      The amounts in the “Option Awards” column reflect the aggregate grant date fair value of awards for grants of options to each listed Named Executive Officer, computed in accordance with FASB ASC Topic 718. These amounts do not represent the actual amounts paid to or realized by any of the Named Executive Officers during fiscal 2011. The assumptions we used to calculate these amounts are discussed in Note H to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2011.

 (2)      Mr. Skibsted became an employee of ours in February 2011.

 (3)      Dr. Day is Professor of Medicine, Immunology & Pharmaceutical Sciences at the National Jewish Health (“NJH”) and is not an employee of the Company. For his services as Chief Scientific Officer during fiscal 2010 Dr. Day was paid a monthly consulting fee of $11,500. In February of fiscal 2011, Dr. Day’s consulting fee was increased to $12,500 monthly. Dr. Day also receives an option to purchase up to 50,000 shares of Common Stock on December 1st of each year that he provides consulting services to the Company. Dr. Day was paid $145,643 in consulting fees in fiscal 2011 and $138,000 in consulting fees in fiscal 2010. In addition, Dr. Day was granted an option to purchase up to 50,000, 200,000 and 50,000 shares of Common Stock on October 1, 2009, July 29, 2010 and December 15, 2010, respectively. We have also entered into several grant agreements with NJH, for which Dr. Day was the principal investigator. We paid NJH $0 and $0 in fiscal 2010 and 2011, respectively. We also have an exclusive worldwide license from NJH to develop, make, have made, use and sell products using certain technology developed by certain scientists at NJH.

Grants of Plan Based Awards During the Fiscal Year Ended September 30, 2011

The following table summarizes all option grants during the fiscal year ended September 30, 2011 to the Named Executive Officers. Each of these options was granted pursuant to our 2004Stock Incentive Plan, as amended (the “2004 Plan”).

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)(1)	Exercise or Base Price of Option Awards	Grant Date Fair Value of Option Awards (2)
John L. McManus	7/14/2011	250,000	$0.40	$91,600

Russell Skibsted	12/15/2010	360,000	$0.60	$243,724

Brian Day, Ph.D.	12/15/2010	50,000	$0.60	$25,155

 (1)      The option grant vests on a monthly basis for twelve months with a ten-year term, subject to earlier termination upon certain events.

 (2)      The amounts in the “Grant Date Fair Value of Option Awards” column reflect the aggregate grant date fair value of awards for grants of options to each listed Named Executive Officer in fiscal 2011, computed in accordance with FASB ASC Topic 718. These amounts do not represent the actual amounts paid to or realized by the Named Executive Officers during fiscal 2011.

Outstanding Equity Awards as of September 30, 2011

The following table sets forth information regarding unexercised stock options for each of the Named Executive Officers outstanding as of September 30, 2011. We have not awarded stock grants or other equity incentive awards and as such have not made any disclosures regarding such awards.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Awards Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options		Option Exercise Price	Option Expiration Date

John L. McManus	10,000	—		—	$0.97	7/29/2015
	10,000	—		—	$0.91	8/31/2015
	10,000	—		—	$1.12	9/30/2015
	10,000	—		—	$1.15	10/31/2015
	10,000	—		—	$1.03	11/30/2015
	10,000	—		—	$0.95	12/30/2015
	10,000	—		—	$0.89	1/31/2016
	10,000	—		—	$0.90	2/28/2016
	10,000	—		—	$0.80	3/31/2016
	10,000	—		—	$0.75	4/28/2016
	10,000	—		—	$0.60	5/31/2016
	10,000	—		—	$0.81	6/30/2016
	250,000	—		—	$0.75	7/14/2016
	250,000	—		—	$0.90	7/13/2017
	250,000	—		—	$0.32	7/14/2018
	1,000,000	—		—	$0.30	5/6/2019
	250,000	—		—	$0.39	7/30/2019
	250,000	—		—	$0.40	7/14/2020
	1,500,000	—		—	$0.40	7/29/2020
	41,666	208,334	(1)	—	$0.40	7/14/2021

Russell Skibsted	270,000	90,000	(2)	—	$0.60	12/15/2011

Brian Day, Ph.D.	2,000	—		—	$0.90	2/28/2015
	2,000	—		—	$0.70	3/31/2015
	2,000	—		—	$0.55	4/29/2015
	2,000	—		—	$0.71	5/31/2015
	2,000	—		—	$0.73	6/30/2015
	2,000	—		—	$0.97	7/29/2015
	2,000	—		—	$0.91	8/31/2015
	2,000	—		—	$1.12	9/30/2015
	2,000	—		—	$1.15	10/31/2015
	2,000	—		—	$1.03	11/30/2015
	2,000	—		—	$0.95	12/31/2015
	2,000	—		—	$0.89	1/31/2016
	2,000	—		—	$0.90	2/28/2016
	2,000	—		—	$0.80	3/31/2016
	2,000	—		—	$0.75	4/28/2016
	2,000	—		—	$0.60	5/31/2016
	25,000	—		—	$0.85	6/5/2016
	2,000	—		—	$0.81	6/30/2016
	2,000	—		—	$0.69	7/31/2016
	2,000	—		—	$0.80	8/31/2016
	2,000	—		—	$0.80	9/29/2016
	50,000	—		—	$0.68	10/2/2016
	50,000	—		—	$0.45	10/1/2017
	25,000	—		—	$0.40	1/11/2018
	50,000	—		—	$0.44	10/1/2018
	200,000	—		—	$0.30	5/6/2019
	50,000	—		—	$0.30	10/1/2019
	200,000	—		—	$0.40	7/29/2020
	37,500	12,500	(3)	—	$0.60	12/15/2020

 (1)      Options vest at a rate of approximately 20,833 per month from the grant date for twelve months, provided that John McManus is an employee or consultant of the Company on the applicable vesting date. In the event of a sale of the Company, through a merger or otherwise, all of the options shall be fully vested and immediately exercisable.

 (2)      Options vest at a rate of approximately 30,000 per month from the grant date for twelve months, provided that Russell Skibsted is an employee or consultant of the Company on the applicable vesting date. In the event of a sale of the Company, through a merger or otherwise, all of the options shall be fully vested and immediately exercisable.

 (3)      Options vest at a rate of 4,167 per month from the grant date for twelve months, provided that Brian Day is an employee or consultant of the Company on the applicable vesting date.

Option Exercises and Stock Vested During the Fiscal Year Ended September 30, 2011

No stock options were exercised by any Named Executive Officer during the fiscal year ended September 30, 2011.

We had no stock awards outstanding as of or for the year ended September 30, 2011.

Employment Agreement with John McManus

On July 30, 2010, we and John McManus entered into an amended and restated employment agreement (the “Restated Agreement”). Under the Restated Agreement, Mr. McManus serves as President, Chief Executive Officer and Chief Operating Officer of the Company. Pursuant to the agreement, Mr. McManus is paid $20,850 per month. However, in the event, on or prior to June 30, 2011, we (i) entered into one or more binding agreements for the sale and issuance of our equity in one or more financings, (ii) entered into one or more binding partnership, licensing, collaboration, development or similar agreements, or (iii) were awarded one or more grants or contracts, all of which taken together collectively entitle us to receive gross proceeds of at least $10,000,000 (the “Threshold Amount”) (excluding any proceeds received from the Investors or any affiliate thereof), Mr. McManus’ salary would be increased to $33,333 per month, effective as of the date of such agreement or award, when combined with all prior agreements or awards, entitles us to the Threshold Amount. Mr. McManus’ salary was increased to $33,333 per month effective February 11, 2011 upon receipt of the contract with the Biomedical Advanced Research and Development Authority (“BARDA”).

Under the Restated Agreement, we will also continue to grant Mr. McManus on an annual basis a stock option to purchase 250,000 shares of the Common Stock with an exercise price equal to the closing price of the Common Stock, as reported on the OTCQB, on the day of the grant. The options will vest at a rate of 20,833 shares per month from the grant date for twelve months, provided that Mr. McManus is an employee or consultant of us on the applicable vesting date. In the event of a sale of the Company, through a merger or otherwise, all of the options held by Mr. McManus shall be fully vested and immediately exercisable. In addition, the Restated Agreement provides that Mr. McManus will be entitled to receive a cash bonus of not less than $100,000 if during the term of the Restated Agreement we enter into a definitive agreement for a development or partnership with another life sciences company for the joint development or commercialization of any of our owned or in-licensed patent rights or for a change of control of the Company, including through an acquisition or merger.

The initial term of the Restated Agreement was through June 30, 2011, and the current term is through June 30, 2012 unless terminated earlier. The Restated Agreement will automatically renew for additional one-year periods unless either party gives written notice at least 90 days prior to the commencement of the next 1-year term of the agreement, of such party’s intent not to renew the agreement. If the Restated Agreement is terminated by us for any reason other than for cause, we shall pay Mr. McManus all payments due and owing, if any, under the agreement as if the agreement continued in effect for the full remainder of the current term.

Letter Agreement and Consulting Agreement with Russell Skibsted

On September 1, 2010, we and Russell Skibsted entered into an offer letter agreement, pursuant to which we offered Mr. Skibsted full-time employment as our Senior Vice President, Chief Financial Officer and Secretary commencing upon the announcement of a contract for the development of AEOL 10150 as a medical countermeasure with BARDA. On February 15, 2011, we announced a contract with BARDA for the development of AEOL 10150 (the “BARDA Contract”) and concurrently appointed Mr. Skibsted to the position of Senior Vice President, Chief Financial Officer and Secretary in accordance with the terms of the Offer Letter.  The Offer Letter provides that Mr. Skibsted will be entitled to a monthly salary of $20,833.33 and that Mr. Skibsted will be entitled to participate in all of our current customary employee benefit plans and programs, subject to eligibility requirements, enrollment criteria and the other terms and conditions of such plans and programs.  In addition, pursuant to the Offer Letter, Mr. Skibsted was granted a stock option to purchase 360,000 shares of the Common Stock under the 2004 Plan. The stock option has an exercise price of $0.60 per share, the closing stock price of our Common Stock on the date of grant, and vests at a rate of 30,000 shares per month over a period of twelve months from the date of grant.

For the period from September 1, 2010 through immediately prior to our announcement of the BARDA Contract, Mr. Skibsted had been providing consulting services to us pursuant to a Consulting Agreement, dated as of September 1, 2010, between us and Mr. Skibsted (the “Skibsted Consulting Agreement”).  Pursuant to the Skibsted Consulting Agreement, Mr. Skibsted received a monthly consulting fee of $15,000 per month.  The Skibsted Consulting Agreement was terminated on February 15, 2011 concurrent with our appointment of Mr. Skibsted as our Senior Vice President, Chief Financial Officer and Secretary pursuant to the Offer Letter.

Consulting Arrangements

McManus & Company, Inc. (“M&C”), which is owned by Mr. John McManus, provides us with administrative, accounting and financial consulting services. In addition, M&C also provides us with our corporate headquarters, facilities management and the outsourcing of the administrative, accounting, finance and accounting functions. Pursuant to an agreement with M&C, we pay M&C a monthly consulting payment of $25,000. In addition, the agreement provides for a cash bonus of $20,000 upon the declaration of the effectiveness of each Registration Statement on Form S-1, S-3 or S-4 with the SEC; a cash payment of $15,000 upon the filing of a Preliminary Proxy Statement with the SEC except for the Proxy Statement related to our annual stockholder meeting; and a cash payment of $50,000 upon a change of control such that another entity acquires and/or merges with Aeolus. During fiscal 2010 and 2011, we paid M&C $320,000 and $180,000, respectively, in consulting fees pursuant to services rendered by M&C under the agreement.

On December 1, 2010, we and our wholly-owned subsidiary, Aeolus Sciences, Inc., entered into a Consulting Agreement (the “Consulting Agreement”) with Dr. Brian J. Day, our Chief Scientific Officer. Pursuant to the Consulting Agreement, Dr. Day will be entitled to receive a monthly consulting fee of $11,500 and may also be granted cash bonuses for his contributions to us. Dr. Day’s monthly consulting fee will increase to $12,500 when and if, during the term of the Consulting Agreement, we obtain at least $5,000,000 in funding through either a capital raising transaction, partnership or contract award. In addition, Dr. Day will be granted a stock option to purchase 50,000 shares of our Common Stock with an exercise price equal to the closing stock price on the date of grant. The option will vest at a rate of 4,167 shares per month as long as Dr. Day continues to be a consultant to, or an employee of, the Company, except in the case of a Sale of the Companies (as defined below), in which case the option shall fully vest and be immediately exercisable. For purposes of the Consulting Agreement, a “Sale of the Company” is defined as a merger, business combination, reorganization, recapitalization or other transaction which results in the stockholders of the Company who own at least 50% of the Company’s voting control immediately prior to such transaction owning less than 50% of the surviving entity’s voting control immediately after such transaction, and/or a sale, transfer, lease or other disposition in any transaction or series of transactions of all or substantially all of the assets of the Company.

Pursuant to the Consulting Agreement, Dr. Day will also be entitled to receive a cash bonus of $30,000 and will be granted a stock option to purchase an additional 25,000 shares of the Common Stock with an exercise price equal to the closing stock price on the date of grant when and if, during the term of the Consulting Agreement: (1) we execute definitive agreements representing the earliest to occur of: (a) a development or partnership with another life sciences company for the joint development or commercialization of any of our owned or in-licensed patent rights, or (b) a Sale of the Company; or (2) we file an Investigational New Drug application for a new compound in our drug candidate pipeline with the U.S. Food and Drug Administration. All options granted pursuant to the foregoing sentence shall vest on the date that is six months from the date of grant as long as Dr. Day continues to be a consultant to, or an employee of, the Company, except in the case of a Sale of the Company, in which case the option shall fully vest and be immediately exercisable.

The term of the Consulting Agreement commenced on December 1, 2010 and will continue for an initial term of one year expiring on November 30, 2011, which may be extended upon mutual agreement of the parties. The Company has extended the agreement upon mutual agreement and is currently working to execute a new contract for another year.

Separation Agreements

We did not enter into any separation agreements during fiscal 2011.

Payments Upon Termination or Change of Control

We have an employment with Mr. John McManus and a consulting agreement with Dr. Brian Day, both of which provide for payments to the Named Executive Officer upon termination of employment or a change of control of Aeolus under specified circumstances. For information regarding the specific circumstances that would trigger payments and the provision of benefits, the manner in which payments and benefits would be provided and conditions applicable to the receipt of payments and benefits, see “—Employment Agreement with John McManus” and “—Consulting Arrangements.”

The following tables set forth information regarding potential payments and benefits that each Named Executive Officer who was serving as an executive officer on September 30, 2011 would receive upon termination of employment or consulting arrangement or a change of control of Aeolus under specified circumstances, assuming that the triggering event occurred on September 30, 2011.

Summary of Potential Payments Upon Termination or Change of Control

	Termination without Cause				Voluntary Resignation
Value of Options
	Cash	Value of	with Accelerated		Cash
Name	Payments(1)	Benefits(2)	Vesting		Payments

John L. McManus	$300,000	$19,468	$4,167	(3)	—
Brian Day, Ph.D.	—	—		—	—

 (1)      This amount reflects a lump sum payment equal to the remaining term of the Named Executive Officer’s employment agreement with the Company, from October 1, 2011 through June 30, 2012, assuming notice of termination was given on September 30, 2011.

 (2)      The amounts in this column reflect the estimated value of health, dental, life and disability insurance that would be provided to the Named Executive Officer pursuant to his employment agreement with the Company for the period from October 1, 2011 through June 30, 2012.

 (3)      Pursuant to the Named Executive Officer’s employment agreement with the Company, in the event the Named Executive Officer was terminated without cause on September 30, 2011, options to purchase 208,334 shares would have vested. The amounts in this column are calculated based on the difference between $0.42, the closing market price per share of the Common Stock on September 30, 2011, and the exercise price per share of $0.40 for the options subject to accelerated vesting.

	Immediately upon a Change of Control			Termination without Cause in Connection with a Change of Control
Name	Cash Payments(4)	Value of Options with Accelerated Vesting		Cash Payments(6)	Value of Benefits(7)	Value of Options with Accelerated Vesting

John L. McManus	$100,000	$4,167	(5)	$400,000	$19,468	$4,167	(5)
Brian Day, Ph.D. (8)	30,000	—		—	—	—

 (4)      The amounts in this column reflect the lump sum payment payable upon a change of control pursuant to the Named Executive Officer’s employment agreement with the Company and M&C’s consulting agreement with the Company, in each case in effect on September 30, 2011 assuming a change of control of the Company occurred on September 30, 2011.

 (5)      Pursuant to the 2004 Plan, all outstanding options shall vest in connection with a change of control of the Company. The amounts in this column are calculated based on the difference between $0.42, the closing market price per share of the Common Stock on September 30, 2011, and the exercise price per share of the 208,334 options subject to accelerated vesting.

 (6)      The amounts in this column reflect the lump sum payment payable pursuant to a termination upon a change of control pursuant to the Named Executive Officer’s employment agreement with the Company in effect on September 30, 2011 assuming a change of control of the Company occurred on September 30, 2011.

 (7)      The amounts in this column reflect the estimated value of health, dental, life and disability insurance that would be provided to the Named Executive Officer pursuant to his employment agreement with the Company for the period from October 1, 2011 through June 30, 2012.

 (8)      Dr. Day would also be granted a stock option to purchase 25,000 shares of the Common Stock with an exercise price equal to the closing stock price on the date of grant, which was $0.42 on September 30, 2011, upon the occurrence of a change of control.

Summary of Actual Payments Upon Termination of Employment

No payments were made to any Named Executive Officer in connection with a termination of employment during fiscal 2011.

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

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth certain information regarding the ownership of shares of Aeolus’ Common Stock and Series B Preferred as of the close of business on December 31, 2011 by:

●	each person known by Aeolus to beneficially own more than 5% of the outstanding shares of each class of our stock;

●	each of our directors;

●	each of our Named Executive Officers (as defined under “Executive Compensation” below); and

●	all of our directors and executive officers as a group.

	Preferred Stock			Common Stock
Identity of Owner or Group (1)(2)	Beneficially Owned	Percentage Owned		Beneficially Owned		Percentage Owned(4)

Directors:
David C. Cavalier	-	-		39,748,589	(5)	65.5%
John M. Farah, Jr., Ph.D. (6)	-	-		217,529		*
Joseph J. Krivulka (6)	-	-		209,750		*
Amit Kumar, Ph.D. (6)	-	-		289,688		*
Michael E. Lewis, Ph.D. (6)	-	-		210,313		*
Chris A. Rallis (6)	-	-		289,688		*
Peter D. Suzdak, Ph.D. (6)	-	-		217,813		*

Named Executive Officers:
Brian Day, Ph.D. (7)	-	-		746,778		1.2%
John L. McManus (8)	-	-		3,991,966		6.2%
Russell Skibsted (9)	-	-		380,000		*
All directors and executive officers as a group (10 persons)	-	-		46,292,114	(10)	69.0%

Greater than 5% Stockholders:
Elan Corporation, plc	526,080	100.0	%(3)	526,080	(11)	*
Lincoln House
Lincoln Place
Dublin 2, Ireland

Efficacy Biotech Master Fund Ltd	-	-		4,280,938	(12)	7.1%
11622 El Camino Real, Suite 100
San Diego, CA 92130

Xmark Opportunity Partners, LLC and its affiliates	-	-		39,748,589	(5)	65.5%
90 Grove Street
Ridgefield, CT 06877

* Less than one percent

 (1)      Unless otherwise indicated, the address of all the owners is: c/o Aeolus Pharmaceuticals, Inc., 26361 Crown Valley Parkway, Suite 150, Mission Viejo, California 92691.

 (2)      This table is based upon information supplied by our executive officers, directors and principal stockholders and Schedule 13Ds and 13Gs, as amended, filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

 (3)      Percent of shares beneficially owned by any person is calculated by dividing the number of shares of preferred stock beneficially owned by that person by 526,080, the number of shares of preferred stock outstanding as of the close of business on December 31, 2011, and the number of shares of preferred stock as to which that person has the right to acquire voting or investment power within 60 days of December 31, 2011.

 (4)      Percentages are rounded.

 (5)      Consists of 172,750 shares of Common Stock issuable upon exercise of options held by David C. Cavalier; 11,225,121 shares of Common Stock owned by Xmark Opportunity Fund, L.P., a Delaware limited partnership (“Opportunity LP”); 24,679,524 shares of Common Stock owned by Xmark Opportunity Fund, Ltd., a Cayman Islands exempted company (“Opportunity Ltd”); 1,023,731 shares of Common Stock owned by Xmark JV Investment Partners, LLC, a Delaware limited liability company (“JV Partners”); and 2,647,463 shares of Common Stock owned by Goodnow Capital, L.L.C. (“Goodnow”), a Delaware limited liability company.  In addition to the shares of Common Stock set forth above, Opportunity LP, Opportunity Ltd and JV Partners can acquire an additional 18,429,642, 40,220,357 and 500,000, respectively, shares of Common Stock upon the exercise of warrants held by such parties.  The warrants are subject to an issuance limitation that prevents the holder of the warrants from exercising the warrants if the holder would beneficially own more than 9.99% of the shares of Common Stock then issued and outstanding, which limitation cannot be modified by the holder before the 61st day after notice to the Company of the holder’s intention to waive the issuance limitation.

 (6)      Consists solely of shares of Common Stock issuable upon exercise of options.

 (7)      Consists of 6,778 shares owned directly and 740,000 shares issuable upon exercise of options.

 (8)      Consists of 70,300 shares owned directly, 10,000 shares owned directly by Mr. McManus’ spouse and 3,911,666 shares issuable upon exercise of options.

 (9)      Consists of 10,000 shares owned directly, 10,000 shares owned directly by Mr. Skibsted’s spouse and 360,000 shares issuable upon exercise of options.

 (10)    Consists of shares of Common Stock beneficially owned by our directors and the following executive officers: Dr. Day, Mr. McManus and Mr. Skibsted. See footnotes (5), (6), (7), (8) and (9) above.

 (11)    Consists of 526,080 shares of Common Stock which were issuable upon conversion of an aggregate of 526,080 shares of Series B Preferred Stock as of the close of business on December 31, 2011.

 (12)    Consists of 4,280,938 shares of Common Stock. Efficacy Capital, Ltd. is the investment advisor of Efficacy Biotech Master Fund Ltd. Mark Lappe and Jon Faiz Kayyem exercise share voting and dispositive power over these shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Related Transactions

Aeolus has adopted a policy that all transactions between Aeolus and its executive officers, directors and other affiliates must be approved by a majority of the members of the Board of Directors and by a majority of the disinterested members of the Board, and must be on terms no less favorable to Aeolus than could be obtained from unaffiliated third parties.

Consulting Agreement

M&C, which is owned by Mr. John McManus, provides us with administrative, accounting and financial consulting services. In addition, M&C provides us with our corporate headquarters, facilities management and the outsourcing of the administrative, accounting, finance and accounting functions. Pursuant to an agreement with M&C, we pay M&C a monthly consulting payment of $25,000. During fiscal 2011 and 2010, we paid M&C $180,000 and $320,000, respectively, in consulting fees pursuant to services rendered by M&C under the agreement.

National Jewish Health

We have entered into several grant agreements with NJH, which provides research services for us. Dr. Day, one of our executive officers, is a Professor of Medicine, Immunology & Pharmaceutical Sciences at NJH and is the principal investigator on these grants. Pursuant to these agreements, we paid NJH an aggregate of $0 and $0 in fiscal 2011 and 2010, respectively. We also have an exclusive worldwide license from NJH to develop, make, have made, use and sell products using certain technology developed by certain scientists at NJH (the “NJH License”). Under the NJH License, we will pay royalties to NJH in the low single digits of net product sales during the term of the NJH License and a milestone payment upon regulatory approval. In addition, we are obligated under the NJH License to pay all or a portion of patent prosecution, maintenance and defense costs.

University of Colorado Health Sciences Center and Department of Medicine

We have entered into two grant agreements with University of Colorado Health Sciences Center and Department of Medicine, which provides research services for us. Dr. Manisha Patel, the principal investigator on both grants, is the spouse of our Chief Scientific Officer, Dr. Brian Day. There were no payments made by us to the University of Colorado in fiscal 2010 or fiscal 2011.

Xmark Opportunity Partners, LLC

Since September 30, 2010, we have completed certain financing transactions with affiliates of Xmark Opportunity Partners, LLC (“Xmark”). Xmark Opportunity Partners, LLC is the sole manager of Goodnow Capital, L.L.C. (“Goodnow”) and possesses sole power to vote and direct the disposition of all securities of the Company held by Goodnow. David C. Cavalier, one of our directors and employees, is President of Goodnow.

August and December 2010 Financing

On August 12, 2010, we announced an additional financing with certain existing investors (the “August 2010 Investors”). Under the terms of the agreement, we received $1 million in gross proceeds in exchange for the issuance of 2.5 million shares of Common Stock and warrants to purchase up to 1,875,000 shares at an exercise price of $0.50 per share. We also granted to the August 2010 Investors the option to acquire, collectively, up to an additional 2,500,000 units, comprised of an aggregate of 2,500,000 shares of Common Stock and warrants to purchase up to an aggregate of 1,875,000 additional shares of Common Stock at an exercise price of $0.50 (the “August 2010 Call Option”). In addition, the August 2010 Investors granted to us the option to require these August 2010 Investors, severally and not jointly, to acquire up to 2,500,000 additional units, less any additional units acquired under the August 2010 Call Option, at the per additional unit purchase price of $0.40 (the “August 2010 Put Option”). On December 28, 2010, the investors exercised their Call Option and we received $1 million in proceeds in exchange for 2,500,000 common shares and 1,875,000 warrants.

On December 27, 2010, the August 2010 Investors exercised the August 2010 Call Option. As a result of the exercise, we received $1 million in gross proceeds from the investors in exchange for 2,500,000 additional Units, comprised of an aggregate of 2,500,000 shares of Common Stock and warrants to purchase up to an aggregate of 1,875,000 additional shares of Common Stock at a purchase price of $0.50 per share.

Director Independence

After review of all relevant transactions or relationships between each director, or any of his family members, and the Company, our senior management and its independent registered public accounting firm, the Board of Directors has affirmatively determined that all of our directors are independent directors within the meaning of the applicable Nasdaq Stock Market, LLC (“Nasdaq”) listing standards, as currently in effect, excluding Mr. Cavalier.

Item 14. Principal Accounting Fees and Services.

The following table shows the aggregate fees accrued by us for audit and other services for the fiscal year ended September 30, 2011 provided by Grant Thornton LLP.

Total
Fiscal Year 2011
Audit Fees (1)	$106,826
Audit-Related Fees	—
Tax Fees	—
All Other Fees	—
Total Fees Fiscal Year 2011	$106,826

(1) Represents fees billed for professional services rendered for the audit and/or reviews of our financial statements and in connection with our statutory and regulatory filings or engagements.

The following table shows the aggregate fees accrued by us for audit and other services for the fiscal year ended September 30, 2010 provided by Haskell & White LLP.

Total
Fiscal Year 2010
Audit Fees (1)	$66,350
Audit-Related Fees (2)	14,250
Tax Fees	—
All Other Fees	—
Total Fees Fiscal Year 2010	$80,600

(1)       Represents the aggregate fees billed for professional services rendered for the audit and/or reviews of our financial statements and in connection with our statutory and regulatory filings or engagements.

(2)       Represents fees billed for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements that are not included under footnote (1) above.

All fees described above were approved by our Audit Committee. Pursuant to its Charter, the Audit Committee may establish pre-approval policies and procedures, subject to SEC and Nasdaq rules and regulations, to approve audit and permissible non-audit services. However, it has not yet done so.

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

(2) Exhibits.

		Incorporated by Reference To
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
2.1	Agreement and Plan of Merger and Reorganization dated September 16, 2003 between Incara, Inc. and Incara Pharmaceuticals Corporation	S-4	09/19/03	2.1
3.1	Certificate of Incorporation, as amended	10-Q	08/11/04	3.1
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	3/27/06	3.1
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	02/07/11	3.1
3.4	Bylaws, as amended	8-K	10/27/05	3.1
3.5	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of the Company dated November 18, 2005	8-K	11/23/05	3.1
4.1	Form of Common Stock Certificate	10-Q	08/11/04	4.1
4.2	Form of Series B Preferred Stock Certificate	S-4	09/19/03	4.8
4.3	Form of Warrant to Purchase Common Stock dated June 5, 2006.	8-K	06/06/06	10.3
4.4	Registration Rights Agreement dated May 22, 2007 by and among the Company and each of the Purchasers whose names appear on the Schedule attached thereto.	8-K	5/23/07	4.1
4.5	Registration Rights Agreement dated October 6, 2009 by and among the Company and the investors whose names appear on the signature pages thereof.	8-K	10/06/09	4.1
4.6	Form of Warrant to Purchase Common Stock dated May 22, 2007.	8-K	5/23/07	10.2
4.7	Form of Warrant to Purchase Common Stock	8-K	10/06/09	10.2
4.8	Registration Rights Agreement dated September 16, 2003 among Incara Pharmaceuticals Corporation, Incara, Inc. and Goodnow Capital, L.L.C.	S-4	09/19/03	10.101
4.9	Registration Rights Agreement dated August 11, 2010 by and among Aeolus Pharmaceuticals, Inc. and the investors listed therein	8-K	8/12/10	4.1
10.1*	License Agreement between Duke University and Aeolus Pharmaceuticals, Inc., dated July 21, 1995	S-1	12/08/95	10.4
10.2	Amended and Restated Limited Liability Company Agreement of CPEC LLC dated July 15, 1999, among CPEC LLC, Intercardia, Inc. and Interneuron Pharmaceuticals, Inc.	8-K	07/23/99	10.42
10.3	Assignment, Assumption and License Agreement dated July 15, 1999, between CPEC LLC and Intercardia, Inc.	8-K	07/23/99	10.43
10.4*	License Agreement dated January 19, 2001 between Incara Pharmaceuticals Corporation and Incara Development, Ltd.	10-Q	02/13/01	10.59
10.5*	License Agreement dated January 19, 2001 between Elan Corporation, plc, Elan Pharma International Ltd. and Incara Development, Ltd.	10-Q	02/13/01	10.60
10.6	Registration Rights Agreement dated December 21, 2000 among Incara Pharmaceuticals Corporation, Elan International Services, Ltd. and Elan Pharma International Ltd.	10-Q	02/13/01	10.62

		Incorporated by Reference To
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
10.7	Agreement and Amendment, effective as of January 22, 2001, by and among Incara Pharmaceuticals Corporation, Elan International Services, Ltd. and Elan Pharma International Limited	10-Q	05/14/01	10.64
10.8	Second Agreement and Amendment, effective as of January 22, 2001, by and among Incara Pharmaceuticals Corporation, Elan International Services, Ltd. and Elan Pharma International Limited	10-Q	05/14/01	10.65
10.9	Third Agreement and Amendment, effective as of January 22, 2001, by and among Incara Pharmaceuticals Corporation, Elan International Services, Ltd. and Elan Pharma International Limited	8-K	06/01/01	10.66
10.10	Agreement and Fourth Amendment, effective February 13, 2002, by and among Incara Pharmaceuticals Corporation, Elan International Services, Ltd., Elan Pharma International Limited and Elan Pharmaceutical Investments III, Ltd.	10-Q	02/14/02	10.75
10.11*	License Agreement dated June 25, 1998 between Duke University and Aeolus Pharmaceuticals, Inc.	10-Q	05/15/02	10.82
10.12*	License Agreement dated May 7, 2002 between Duke University and Aeolus Pharmaceuticals, Inc.	10-Q	05/15/02	10.83
10.13*	License Agreement dated November 17, 2000 between National Jewish Medical and Research Center and Aeolus Pharmaceuticals, Inc.	10-Q	02/13/01	10.56
10.14	Exclusive License Agreement, dated January 15, 2009, by and between the Company and National Jewish Health	10-Q	05/16/11	10.7
10.15*	Securities Purchase Agreement dated as of May 15, 2002, among Incara Pharmaceuticals Corporation, Aeolus Pharmaceuticals, Inc., Elan Pharma International Limited and Elan International Services, Ltd.	8-K/A	07/03/02	10.84
10.16*	Development and Option Agreement dated May 15, 2002, among Elan Pharma International Limited, Incara Pharmaceuticals Corporation and Aeolus Pharmaceuticals, Inc.	8-K/A	07/03/02	10.85
10.17	Amended and Restated Registration Rights Agreement dated as of May 15, 2002, among Incara Pharmaceuticals Corporation, Elan International Services, Ltd. and Elan Pharma International Limited	8-K/A	07/03/02	10.86
10.18	Amendment No. 1 to License Agreement dated May 14, 2002, between Aeolus Pharmaceuticals, Inc. and Duke University (amending License Agreement dated July 21, 1995)	8-K/A	07/03/02	10.87
10.19	Amendment No. 1 to License Agreement dated May 14, 2002, between Aeolus Pharmaceuticals, Inc. and Duke University (amending License Agreement dated June 25, 1998)	8-K/A	07/03/02	10.88

		Incorporated by Reference To
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
10.20	Amendment No. 1 to License Agreement dated May 14, 2002, between Aeolus Pharmaceuticals, Inc. and National Jewish Medical and Research Center (amending License Agreement dated November 17, 2000)	8-K/A	07/03/02	10.89
10.21*	Subaward Agreement, dated March 16, 2011, by and between the Company and the Office of Research and Development of the University of Maryland, Baltimore	10-Q	05/16/11	10.4
10.22	Letter dated May 17, 2004 from Elan International Services, Limited and Elan Pharma International Limited to Incara Pharmaceuticals Corporation	10-Q	08/11/04	10.106
10.23+	Aeolus Pharmaceuticals, Inc. 1994 Stock Option Plan, as amended	10-Q	08/11/04	10.109
10.24+	Aeolus Pharmaceuticals, Inc. Amended and Restated 2004 Stock Incentive Plan	S-8	04/28/11	99.1
10.25+	Amended and Restated Employment Agreement dated July 30, 2010 between Aeolus Pharmaceuticals, Inc. and John L. McManus	8-K	08/02/10	10.4
10.26+	Letter Agreement dated July 10, 2006 between Aeolus Pharmaceuticals, Inc. and McManus & Company, Inc.	8-K	07/10/06	10.2
10.27+	Form of Indemnity Agreement	10-K	12/27/11	10.27
10.28	Terms of Outside Director Compensation	10-K	12/17/04	10.114
10.29+	Form of Incentive Stock Option Agreement	10-Q	02/08/05	10.115
10.30+	Form of Nonqualified Stock Option Agreement	10-Q	02/08/05	10.116
10.31	Subscription Agreement dated June 5, 2006 by and between the Company and the investors whose names appear on the signature pages thereof.	8-K	06/06/06	10.1
10.32	Board Observer Letter dated June 5, 2006 by and among the Company and Efficacy Biotech Master Fund Ltd.	8-K	06/06/06	10.6
10.33+	Consulting Agreement, dated December 1, 2010, between Aeolus Pharmaceuticals, Inc. and Brian J. Day	8-K	12/03/10	10.1
10.34*	Sponsored Research Agreement (Non-Clinical), dated April 12, 2011, by and between the Company and Duke University	10-Q	05/16/11	10.5
10.35	Securities Purchase Agreement dated August 11, 2010 by and among Aeolus Pharmaceuticals, Inc. and the investors listed therein	8-K	8/12/10	10.1
10.36	Form of Warrant pursuant to Securities Purchase Agreement dated August 11, 2010 by and among Aeolus Pharmaceuticals, Inc. and the investors listed therein	8-K	8/12/10	10.2
10.37	Convertible Promissory Note dated February 7, 2007 issued by Aeolus Pharmaceuticals, Inc. to Elan Pharma International Ltd.	S-1	06/04/07	10.43
10.38	Amendment No. 1 To Convertible Promissory Note dated February 7, 2009 by and between Aeolus Pharmaceuticals, Inc. and Elan Pharma International Limited	8-K	3/16/09	10.1

		Incorporated by Reference To
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
10.39+	Form of Restricted Share Award Agreement	S-8 POS	3/31/08	99.2
10.40	Securities Purchase and Exchange Agreement dated October 6, 2009 by and among the Company and the investors whose names appear on the signature pages thereof	8-K	10/06/09	10.1
10.41	Amendment Agreement to the Securities Purchase and Exchange Agreement, dated December 24, 2009, by and among the Company and the investors whose names appear on the signature pages thereof	8-K	12/28/09	10.1
10.42+	Offer Letter, dated September 1, 2010 between the Company and Russell Skibsted	8-K	02/16/11	10.1
10.43*	Contract No. HHSO100201100007C, dated February 11, 2011, by and between the Company and the U.S. Department of Health and Human Services Biomedical Advanced Research and Development Authority	10-Q	05/16/11	10.1
10.44*	Research and Manufacturing Agreement, dated February 18, 2011, by and between the Company and Johnson Matthey Pharmaceutical Materials, Inc. (d/b/a Johnson Matthey Pharma Services).	10-Q	05/16/11	10.2
10.45*	General Management Consulting Assignment, dated February 23, 2011, by and between the Company and Booz Allen Hamilton Inc.	10-Q	05/16/11	10.3
21.1	List of Subsidiaries	10-K	12/27/11	21.1
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm	10-K	12/27/11	23.1
23.2	Consent of Haskell & White LLP, Independent Registered Public Accounting Firm	10-K	12/27/11	23.2
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)				X
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a)				X
32.1	Certification by the Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

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

                            Date: January 30, 2012