Form 10-Q
period 2011-12-31
AEOLUS PHARMACEUTICALS, INC.
filed 2012-02-13
CIK 1261734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2011.

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

Large accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, par value $.01 per share	Outstanding as of February 1, 2012 60,470,718 shares

AEOLUS PHARMACEUTICALS, INC.
FORM 10-Q
For the Quarter Ended December 31, 2011
Table of Contents

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements
AEOLUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31, 2011	September 30, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,186	$518
Accounts receivable	1,500	1,677
Prepaids and other current assets	56	63
Total current assets	2,742	2,258
Investment in CPEC LLC	32	32
Total assets	$2,774	$2,290

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$3,142	$2,144
Total current liabilities	3,142	2,144
Warrant liability	19,717	23,405
Total liabilities	22,859	25,549
Commitments and contingencies (Notes E and H)
Stockholders’ deficit:
Preferred stock, $.01 par value per share, 10,000,000 shares authorized:
Series B nonredeemable convertible preferred stock, 1,600,000 and 600,000 shares authorized as of December 31, 2011 and September 30, 2011, respectively; 526,080 and 526,080 shares issued and outstanding as of December 31, 2011 and September 30, 2011, respectively	5	5
Common stock, $.01 par value per share, 200,000,000 shares authorized; 60,470,718 and 60,470,718 shares issued and outstanding as of December 31, 2011 and September 30, 2011, respectively	605	605
Additional paid-in capital	158,740	158,543
Accumulated deficit	(179,435)	(182,412)
Total stockholders’ deficit	(20,085)	(23,259)
Total liabilities and stockholders’ deficit	$2,774	$2,290

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended December 31,
	2011	2010
Revenue:
Contract revenue	$2,215	$—
Costs and expenses:
Research and development	2,070	190
General and administrative	856	550
Total costs and expenses	2,926	740
Loss from operations	(711)	(740)
Non-cash financing charges and change in fair value of warrants (Notes D, E and F)	3,688	(7,202)
Interest income (expense), net	—	(15)
Other income (expense), net	—	337
Net income (loss)	$2,977	$(7,620)
Net income (loss) per weighted share attributable to common stockholders:
Basic	$0.05	$(0.13)
Diluted	$0.04	$(0.13)
Weighted average common shares outstanding:
Basic	60,471	57,026
Diluted	80,006	57,026

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended December 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$2,977	$(7,620)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	197	187
Change in fair value of warrants	(3,688)	6,645
Noncash exercise of warrants	—	169
Noncash interest and warrant costs	—	382
Change in assets and liabilities:
Accounts receivable	177	—
Prepaid and other assets	7	11
Accounts payable and accrued expenses	998	(291)
Net cash provided by (used in) operating activities	668	(517)
Cash flows provided by financing activities:
Proceeds from issuance of common stock and warrants	—	1,000
Costs related to the issuance of common stock and warrants	—	(13)
Proceeds from exercise of warrants	—	42
Net cash provided by financing activities	—	1,029
Net increase in cash and cash equivalents	668	512
Cash and cash equivalents at beginning of period	518	2,355
Cash and cash equivalents at end of period	$1,186	$2,867

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

A.	Organization, Business and Summary of Significant Accounting Policies

Organization

The accompanying unaudited condensed consolidated financial statements include the accounts of Aeolus Pharmaceuticals, Inc. and its wholly-owned subsidiary, Aeolus Sciences, Inc. (collectively, “we,” “us,” “the Company” or “Aeolus”). All significant intercompany accounts and transactions have been eliminated in consolidation.  Aeolus is a Delaware corporation. The Company’s primary operations are located in Mission Viejo, California.

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

Basis of Presentation

The condensed consolidated financial statements of Aeolus included herein have been prepared by management, without audit (except for the Consolidated Balance Sheet as of September 30, 2011), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information normally included in the condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The Company recommends that you read the condensed consolidated financial statements included herein in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011, filed with the SEC on December 27, 2011.

All significant intercompany activity has been eliminated in the preparation of the condensed consolidated financial statements. The unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Some information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. The condensed balance sheet at September 30, 2011 was derived from the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011, filed with the SEC on December 27, 2011. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in that Annual Report on Form 10-K and in the Company’s other SEC filings. Results for the interim period are not necessarily indicative of the results for any other period.

Reclassifications

Certain immaterial prior quarter amounts have been reclassified to conform to the current quarter presentation.

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

Cash and Cash Equivalents

The Company invests available cash in short-term bank deposits. Cash and cash equivalents include investments with maturities of three months or less at the date of purchase. The carrying value of cash and cash equivalents approximate their fair market value at December 31, 2011 and 2010 due to their short-term nature.

Significant customers and accounts receivable

For the three months ended December 31, 2011, the Company’s primary customer was BARDA. For the three months ended December 31, 2011, revenues from BARDA comprised 100% of total revenues. As of December 31, 2011, the Company’s receivable balances were comprised 100% from this customer. Unbilled accounts receivable, included in accounts receivable, totaling $1,003,000 as of December 31, 2011 relate to work that has been performed, though invoicing has not yet occurred. All of the unbilled receivables are expected to be billed and collected within the next 12 months. Accounts receivable are stated at invoice amounts and consist primarily of amounts due from HHS as well as amounts due under reimbursement contracts with other government entities and non-government and philanthropic organizations. If necessary, the Company records a provision for doubtful receivables to allow for any amounts which may be unrecoverable. This provision is based upon an analysis of the Company’s prior collection experience, customer creditworthiness and current economic trends. As of December 31, 2011 and September 30, 2011, an allowance for doubtful accounts was not recorded as the collection history from the Company’s customer indicated that collection was probable.

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

The BARDA Contract is classified as a “cost-plus-fixed-fee” contract. Aeolus recognizes government contract revenue in accordance with the authoritative guidance for revenue recognition including the authoritative guidance specific to federal government contracts. Reimbursable costs under the contract primarily include direct labor, subcontract costs, materials, equipment, travel, and indirect costs. In addition, we receive a fixed fee under the BARDA Contract, which is unconditionally earned as allowable costs are incurred and is not contingent on success factors. Reimbursable costs under the BARDA Contract, including the fixed fee, are generally recognized as revenue in the period the reimbursable costs are incurred and become billable.

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

ASC Topic 820 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

The warrant liability is measured at fair market value on a recurring basis as of December 31, 2011 and September 31, 2011 and is summarized below (in thousands):

Fair value at December 31, 2011			Fair value at September 30, 2011
Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
$—	$—	$19,717	$—	$—	$23,405

The following table summarizes as of December 31, 2011 the warrant activity subject to Level 3 inputs which are measured on a recurring basis:

Fair value measurements of warrants using significant unobservable inputs (Level 3)
Balance at September 30, 2011	$23,405
Change in fair value of warrant liability	(3,688)
Balance at December 31, 2011	$19,717

B.	Liquidity

The Company had cash and cash equivalents of $1,186,000 on December 31, 2011, and $518,000 on September 30, 2011.  The increase in cash was primarily due to cash provided by operating activities.

The Company has incurred significant losses since its inception. At December 31, 2011, the Company’s accumulated deficit was $179,435,000. This raises substantial doubt about our ability to continue as a going concern, which will be dependent on our ability to generate sufficient cash flows to meet the Company’s obligations on a timely basis, obtain additional financing and, ultimately, achieve operating profits through product sales or BARDA procurements. The Company intends to explore strategic and financial alternatives, which may include a merger or acquisition with or by another company, the sale of shares of stock and/or convertible debentures, the establishment of new collaborations for current research programs that include initial cash payments and on-going research support and the out-licensing of our compounds for development by a third party. The Company believes that without additional investment capital it will not have sufficient cash to fund its activities in the near future, and will not be able to continue operating. As such, the Company’s continuation as a going concern is dependent upon its ability to raise additional financing. If the Company is unable to obtain additional financing to fund operations, it will need to eliminate some or all of its activities, merge with another company, sell some or all of its assets to another company, or cease operations entirely. There can be no assurance that the Company will be able to obtain additional financing on acceptable terms or at all, or that the Company will be able to merge with another Company or sell any or all of its assets.

The Company had net income of $2,977,000 (including a non-cash adjustment for decreases in valuation of warrants of $3,688,000) and a net loss of $7,620,000 (including a non-cash charge for increases in valuation of warrants of $7,202,000) for the three months ended December 31, 2011 and 2010, respectively. For the same periods, the Company had cash inflows from operations of $668,000 and cash outflows from operations of $517,000. The Company expects to incur additional losses and negative cash flow from operations during the remainder of fiscal year 2012 and for several more years.

The BARDA Contract’s value could be up to $118.4 million depending on options exercised by BARDA and the requirements for approval by the U.S. Food and Drug Administration.  Under the BARDA Contract, substantially all of the costs of the development of AEOL 10150 as a medical countermeasure for pulmonary injuries resulting from an acute exposure to radiation from a radiological/nuclear accident or attack, particularly injuries associated with acute radiation syndrome (“ARS”) or Delayed Effects of Acute Radiation Exposure would be paid for by the U.S. government through BARDA funding.  The Company recognized $2,215,000 in revenue during the quarter ended December 31, 2011 related to the BARDA Contract.

The pulmonary sub-syndrome of ARS program supported by the advanced research and development contract with BARDA is fully funded.  Since the terms of the BARDA Contract include provisions to cover some general corporate overhead as well as a small provision for profit, the net impact of the contract on the Company’s liquidity is that its projected cash burn has been reduced.

C.	Net Income (Loss) Per Common Share

The Company computes basic net income (loss) per weighted average share attributable to common stockholders using the weighted average number of shares of common stock outstanding during the period. The Company computes diluted net income (loss) per weighted average share attributable to common stockholders using the weighted average number of shares of common and dilutive potential common shares outstanding during the period. Potential common shares outstanding consist of stock options, convertible debt, warrants and convertible preferred stock using the treasury stock method and are excluded if their effect is anti-dilutive. Fully-diluted weighted average common shares included incremental shares of approximately 19,536,000 for the three months ended December 31, 2011 issuable upon the exercise or conversion of stock options to purchase common stock, convertible preferred stock and warrants to purchase common stock, and excluded approximately 51,948,000 shares issuable upon the exercise of options and warrants.

D.	Warrant Liability

Increases or decreases in fair value of the warrants are included as a component of other income (expense) in the accompanying statement of operations for the respective period. As of December 31, 2011, the aggregate liability for warrants decreased to $19,717,000, resulting in a gain to the statements of operations for the three months ended December 31, 2011 of $3,688,000. The warrant liability and revaluations have not and will not have an impact on the Company’s working capital, liquidity or business operations due to the non-cash nature of the liability.

E.	Note Payable

Elan Note Payable

In August 2002, Aeolus borrowed $638,000 from Elan Corporation, plc (“Elan”) pursuant to a promissory note. The note payable accrued interest at 10% compounded semi-annually. The note was convertible at the option of Elan into shares of the Company’s Series B non-voting convertible preferred stock (“Series B Stock”) at a rate of $43.27 per share. The original note matured on December 21, 2006. However, in February 2007, the Company and Elan terminated the note, the Company paid $300,000 in cash to Elan, Elan forgave $225,000 of the note payable and Elan and the Company entered into a new two-year note payable in the amount of $453,000 under substantially the same terms as the original note. In February 2009, the Company and Elan agreed to amend the new note payable to extend its maturity date from February 7, 2009 to February 7, 2011 and increased the interest rate of the convertible promissory note from 10% to 11% effective February 7, 2009. As of the date of the amendment, an aggregate of $553,000 in principal and interest was outstanding under the convertible promissory note. In the event of a default under the terms of the convertible promissory note, Elan had the right to demand immediate payment of all amounts outstanding under the note. For purposes of the note, an event of default included, among other items, a default in the payment of the note principal or interest when due and payable, an uncured breach by the Company of its obligations to Elan pursuant the agreements under which the convertible promissory note was issued, an inability of the Company to pay its debts in the normal course of business, the cessation of business activities by the Company (other than as a result of a merger or consolidation with a third party) without Elan’s prior written consent and the appointment of a liquidator, receiver, administrator, examiner, trustee or similar officer of the Company or over all or substantially all of its assets under the law.

During the term of the note payable, Elan had the option to convert the note into shares of Series B Stock at a rate of $9.00 per share. Upon the maturity of the note payable, Aeolus had the option to repay the note either in cash or in shares of Series B Stock and warrants having a then fair market value equal to the amount due under the note; provided that the fair market value used for calculating the number of shares to be issued would not be less than $13.00 per share.

On February 7, 2011, the maturity date of the note, Aeolus elected to exercise its right to repay the note, with a maturity value of $663,000, by issuing 50,993 shares of Series B Stock and a warrant to purchase an aggregate of 896,037 shares of Series B Stock at an exercise price of $0.01 per share. The warrant has a term of five years, a cashless exercise provision and customary anti-dilution adjustments in the event of stock splits, stock combination, reorganizations and similar events. In connection with the issuance, Aeolus amended its certificate of incorporation on February 7, 2011 to increase the authorized number of shares of Series B Stock from 600,000 to 1,600,000. The fair value of the warrants issued on February 7, 2011 was estimated to be $452,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 93.3%, risk free interest rate of 2.39% and an expected life of five years.

F.	Stockholders’ Deficit

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

Of the 10,000,000 shares of total authorized shares of Preferred Stock, 1,250,000 shares are designated as Series A Convertible Preferred Stock and 1,600,000 shares are designated as Series B Stock. The Series B Stock is not entitled to vote on any matter submitted to the vote of holders of the common stock except that the Company must obtain the approval of a majority of the outstanding shares of Series B Stock to either amend the Company’s Certificate of Incorporation in a manner that would adversely affect the Series B Stock (including by creating an additional class or series of stock with rights that are senior or pari passu to the Series B Stock) or change the rights of the holders of the Series B Stock in any other respect. Each share of Series B Stock is convertible at any time by the holder thereof into one share of the Company’s common stock, provided that no conversion may be effected that would result in the holders of Series B Stock owning more than 9.9% of the Company’s common stock on a fully converted to common stock basis. If the Company pays a cash dividend on its common stock, it must also pay the same dividend on an as converted basis on the Series B Stock. Upon a liquidation, dissolution, bankruptcy or winding up of the Company or the sale of all or substantially all of the Company’s assets, the holders of Series B Stock will be entitled to receive, together with the holders of common stock, the assets of the Company in proportion to the number of shares of common stock held (assuming conversion of the Series B Stock into shares of common stock).

As of December 31, 2011, 526,080 shares of Series B Stock were outstanding, all of which were held by Elan. Each share of Series B Stock was convertible into one share of common stock as of December 31, 2011.

There were no shares of Series A Convertible Preferred Stock issued or outstanding as of December 31, 2011.

Common Stock

August 2010 Financing

On August 12, 2010, the Company announced an additional financing (the “August 2010 Financing”) with certain existing investors (the “August 2010 Investors”). Under the terms of the agreement, the Company received $1.0 million in gross proceeds in exchange for the issuance of 2.5 million shares of common stock and warrants to purchase up to 1,875,000 shares at an exercise price of $0.50 per share. The Company also granted to the August 2010 Investors the option to acquire, collectively, up to an additional 2,500,000 units, comprised of an aggregate of 2,500,000 shares of common stock and warrants to purchase up to an aggregate of 1,875,000 additional shares of common stock at an exercise price of $0.50 (the “August 2010 Call Option”). In addition, the August 2010 Investors granted to the Company the option to require these August 2010 Investors, severally and not jointly, to acquire up to 2,500,000 additional units, less any additional units acquired under the August 2010 Call Option, at the per additional unit purchase price of $0.40 (the “August 2010 Put Option”).

Net cash proceeds from the August 2010 Financing, after deducting for expenses, were $900,000.

The fair value of the August 2010 Financing warrants was estimated to be $542,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 91.83%, risk free interest rate of 2.08% and an expected life of seven years. The proceeds from the August 2010 Financing were allocated based upon the relative fair values of the August 2010 Financing warrants and the August 2010 Shares. Due to the variable strike price provision of the August 2010 Financing warrants, these warrants were deemed to be a liability under current accounting guidance and, as a result, the warrant liability was increased by $542,000, of which $179,000 was recorded as a charge to the Statement of Operations, and $363,000 of proceeds from the August 2010 Financing was allocated to the value of the August 2010 Warrants.

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

The net proceeds to the Company from the December 2010 financing, after deducting for expenses, were $990,000.

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

Dividends

The Company has never paid a cash dividend on its common stock and does not anticipate paying cash dividends on its common stock in the foreseeable future. If the Company pays a cash dividend on its common stock, it also must pay the same dividend on an as converted basis on its outstanding Series B Stock. In addition, under the terms of the warrants to purchase up to 59,149,999 shares of the Company’s common stock issued to Xmark Opportunity Partners, LLC or its affiliates in four transactions (on each of October 6, 2009, July 30, 2010, August 11, 2010 and December 31, 2010), if the Company were to pay a dividend on its common stock, the exercise price of these warrants would be reset from $0.28 per share or $0.50 per share, as applicable, to $0.01 per share and the warrant holders would also be entitled to receive any such dividend paid.

Warrants

As of December 31, 2011, warrants to purchase an aggregate of 61,039,999 shares of common stock were outstanding with a weighted average exercise price of $0.30 per share. Details of the warrants for common stock outstanding at December 31, 2011 are as follows:

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

As of December 31, 2011, one warrant to purchase an aggregate of 896,037 shares of preferred stock was outstanding. The warrant has an exercise price of $0.01 per share and expires in February 2016.

Below is a summary of warrant activity (“common and preferred”) for the three months ended December 31, 2011:

Weighted Average
	Number of Shares	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at 9/30/2011	61,936,036	$0.30	5.13	$8,257,575
Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Expired or Canceled	-	$-	-	$-
Forfeited	-	$-	-	$-
Vested	-	$-	-	$-
Outstanding at 12/31/2011	61,936,036	$0.30	4.88	$4,820,813

G.	Stock-Based Compensation

Below is a summary of stock option activity for the three months ended December 31, 2011:
		Weighted Average
	Number of Shares	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at 9/30/2011	8,942,628	$0.82	6.48	$258,555
Granted	78,750	$0.40	9.87	$-
Exercised	-	$-	-	$-
Expired or Canceled	118	$15.70	-	$-
Forfeited	-	$-	-	$-
Vested (RSAs)	-	$-	-	$-
Outstanding at 12/31/2011	9,021,260	$0.82	6.26	$90,063

For the three months ended December 31, 2011, all stock options were granted with an exercise price at or above the fair market value of the Company’s common stock on the date of grant.

The details of stock options for the three months ended December 31, 2011 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2011	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable at December 31, 2011	Weighted Average Exercise Price
$0.29-0.32	1,526,250	$0.30	7.22	1,526,250	$0.30
$0.33-0.45	3,401,000	$0.40	8.38	3,099,132	$0.40
$0.50-0.71	1,118,111	$0.59	7.33	1,029,569	$0.59
$0.72-0.85	721,494	$0.80	4.71	713,997	$0.80
$0.86-1.45	550,091	$0.94	4.51	550,091	$0.94
$1.50	1,256,019	$1.50	1.57	1,256,019	$1.50
$1.52-1.85	211,250	$1.84	2.72	211,250	$1.84
$2.10-5.10	171,518	$4.17	1.99	171,518	$4.17
$11.50-12.85	65,527	$3.27	0.11	65,527	$12.47
$0.29-12.85	9,021,260	$0.75	6.26	8,623,353	$0.83

Stock-based compensation expense recognized in the statement of operations is as follows (in thousands):

	For the three months ended December 31,
	2011	2010
Research and Development Expenses	$6	$20
General and Administrative Expenses	142	167
	$148	$187

The total deferred compensation expense for outstanding and unvested stock options for the three months ended December 31, 2011 was $150,000. The weighted average remaining recognition period for the total deferred compensation expense is approximately six months. The fair value of the options associated with the above compensation expense was determined at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the three months ended December 31,
	2011	2010
Dividend yield	0%	0%
Expected volatility	122.69%	92%
Risk-free interest rate	2.71%	3.1%
Expected term	8.14 years	10 years

H.	Net Income (Loss) Per Common Share

The Company computes basic net income (loss) per weighted average share attributable to common stockholders using the weighted average number of shares of common stock outstanding during the period. The Company computes diluted net income (loss) per weighted average share attributable to common stockholders using the weighted average number of shares of common and dilutive potential common shares outstanding during the period. Potential common shares outstanding consist of stock options, convertible debt, warrants and convertible preferred stock using the treasury stock method and are excluded if their effect is anti-dilutive. Diluted weighted average common shares included incremental shares of approximately 19,536,000 shares for the three months ended December 31, 2011 issuable upon the exercise or conversion of convertible debt, stock options to purchase common stock, convertible preferred stock and warrants to purchase common stock. Diluted weighted average common shares excluded incremental shares of approximately 51,948,000 for the three months ended December 31, 2010 issuable upon the exercise or conversion of convertible debt, stock options to purchase common stock, convertible preferred stock and warrants to purchase common stock. These shares were excluded due to their anti-dilutive effect as a result of the Company’s net loss for the quarter.

	For the three months ended December 31,
	2011	2010
Numerator:
Net income (loss)	$2,977	$(7,620)
Denominator:
Weighted-average number of shares – basic	60,471	57,026
Dilutive securities – equity awards	19,535	—
Weighted-average number of shares – diluted	80,006	57,026
Earnings per share – basic	$0.05	$(0.13)
Earnings per share – diluted	$0.04	$(0.13)
(in thousands, except per share data)

I.	Commitments

The Company acquires assets still in development and enters into research and development arrangements with third parties that often require milestone and royalty payments to the third party contingent upon the occurrence of certain future events linked to the success of the asset in development. Milestone payments may be required, contingent upon the successful achievement of an important point in the development life-cycle of the pharmaceutical product (e.g., approval of the product for marketing by a regulatory agency). If required by the arrangement, the Company may have to make royalty payments based upon a percentage of the sales of the pharmaceutical product in the event that regulatory approval for marketing is obtained. Because of the contingent nature of these payments, they are not included in the table of contractual obligations. No milestones have been met, nor have any payments been paid, as of December 31, 2011.

We are also obligated to pay patent filing, prosecution, maintenance and defense costs, if any, for the intellectual property we have licensed from National Jewish Health, National Jewish Medical and Research Center and Duke University.

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

This report contains, in addition to historical information, statements by us with respect to expectations about our business and future results which are “forward-looking” statements under the Private Securities Litigation Reform Act of 1995. These statements and other statements made elsewhere by us or by our representatives, which are identified or qualified by words such as “likely,” “will,” “suggests,” “expects,” “might,” “believe,” “could,” “should,” “may,” “estimates,” “potential,” “predict,” “continue,” “would,” “anticipates,” “plans,” or similar expressions, are based on a number of assumptions that are subject to risks and uncertainties. Such statements include, but are not limited to, those relating to our product candidates and funding options, as well as our proprietary technologies and uncertainties and other factors that may cause our actual results to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Important factors that could cause results to differ include risks associated with uncertainties of progress and timing of clinical trials, scientific testing, obtaining regulatory approval, the need to obtain (and obtaining) funding for pre-clinical and clinical trials and operations, the scope and validity of intellectual property protection for our product candidates, proprietary technologies and their uses, new accounting and Securities and Exchange Commission (“SEC”) requirements and competition from other biopharmaceutical companies. Certain of these factors and others are more fully described in our filings with the SEC, including, but not limited to, our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, filed with the SEC on December 27, 2011. All forward-looking statements are based on information available as of the date hereof, and we do not assume any obligation to update such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Operations Summary

Business

Aeolus Pharmaceuticals, Inc. is a biopharmaceutical company that is developing a platform of a new class of broad-spectrum, catalytic antioxidant compounds based on technology discovered at Duke University and National Jewish Health. These compounds, known as metalloporphyrins, scavenge reactive oxygen species (“ROS”) at the cellular level, mimicking the effect of the body’s own natural antioxidant enzyme, superoxide dismutase. While the benefits of antioxidants in reducing oxidative stress are well-known, research with our compounds indicates that metalloporphyrins can be used to affect signaling via ROS at the cellular level. In addition, there is evidence that high-levels of ROS can affect gene expression and this may be modulated through the use of metalloporphyrins. We believe this could have a profound beneficial impact on people who have been exposed, or are about to be exposed, to high-doses of radiation, whether from cancer therapy or a nuclear event.

Our lead compound, AEOL 10150, is a metalloporphyrin specifically designed to neutralize reactive oxygen and nitrogen species. The neutralization of these species reduces oxidative stress, inflammation, and subsequent tissue damage-signaling cascades resulting from radiation exposure. We are developing AEOL 10150 as a medical countermeasure against the pulmonary effects of radiation exposure under a contract valued at up to $118.4 million with the Biomedical Advanced Research and Development Authority (“BARDA”) a division of the Department of Health and Human Services (“HHS”).  Additionally, we receive development support from the National Institutes of Health (“NIH”) for development of the compound as a medical countermeasure against radiation and chemical exposure.

We are leveraging the significant investment made by U.S. government agencies to develop this promising compound for use in oncology indications, where it would be used in combination with radiation therapy, and is currently in development for use as both a therapeutic and prophylactic drug. Data has been published showing that AEOL 10150 does not interfere with the therapeutic benefit of radiation therapy in prostate and lung cancer preclinical studies. Radiotherapy is a key therapy in non-small cell lung cancer. It is the treatment of choice for patients with unresectable Stage I-II disease, and is recommended, in combination with chemotherapy, for patients with unresectable stage IIIB disease. (Pipeline Insight: Cancer Overview – Lung, Brain, Head and Neck, Thyroid; Datamonitor 2008, 37.)

AEOL 10150 is also currently being developed as a medical countermeasure for gastrointestinal sub-syndrome of acute radiation syndrome (“GI-ARS”) and pulmonary sub-syndrome of acute radiation syndrome (“Lung-ARS”), both of which are caused by exposure to radiation due to a radiological or nuclear event. To date, the GI-ARS development program has been funded by the NIH – National Institute of Allergy and Infectious Diseases (“NIAID”) through programs at the University of Maryland and Epistem, Ltd.  Until February 2011, the Lung-ARS program was principally funded by us and the work was performed at Duke University and the University of Maryland.  Since February 11, 2011, the Lung-ARS program has been funded by BARDA.

On February 11, 2011, we signed an agreement with BARDA for the development of AEOL 10150 as a medical countermeasure against the pulmonary sub-syndrome of acute radiation syndrome (the “BARDA Contract”), pursuant to which we will receive $10.4 million from BARDA in the base period of performance and up to an additional $108 million in options exercisable over four years following the base period of performance, if the options are exercised by BARDA for a contract value of $118.4 million. The first year base period of performance was from February 11, 2011 to February 10, 2012 and we received an aggregate of $2.2 million of the $10.4 million base period performance fee from BARDA in the quarter ended December 31, 2011.

NIAID’s Radiation/Nuclear Medical Countermeasures development program is currently testing AEOL 10150 as a countermeasure for GI-ARS caused by exposure to high levels of radiation due to a radiological or nuclear event. Similarly, the NIH’s Countermeasures Against Chemical Threats (“CounterACT”) program has tested, and continues to test, AEOL 10150 as a medical countermeasure for exposure to chemical vesicants such as chlorine gas and mustard gas.

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

We have an active Investigational New Drug Application (“IND”) on file with the U.S. Food and Drug Administration (the “FDA”) for AEOL 10150 as a potential treatment for amyotrophic lateral sclerosis (“ALS”). We plan to file an IND for cancer with the oncology division of the FDA as well as with the Division of Medical Imaging Products for Lung-ARS. Extensive toxicology and pharmacology packages are already in place. We have already completed two Phase 1 safety studies in 50 humans demonstrating the drug to be safe and well tolerated. Chemistry, Manufacturing, and Controls work has been completed, and pilot lots have been prepared for scaling-up. At the current time, we have no plans to conduct further clinical trials in ALS.

We have two programs underway for the development of our second drug candidate, AEOL 11207, for the treatment of epilepsy and Parkinson’s disease.  These programs are being funded, in part, by private foundations, including the Michael J. Fox Foundation and Citizens United for Research in Epilepsy (CURE), and government grants.  In February 2011 data were published in the Journal Neurobiology of Disease from the CURE study indicating AEOL 11207 significantly reduced both the frequency and duration of spontaneous seizures in a  pre-clinical epilepsy model.  Additionally, the study showed an increase in average life span, protection against neuronal death and no difference in seizure severity.

BARDA Contract

In December 2009, we were informed by BARDA that we had been chosen to submit a full proposal for funding of our Lung-ARS program from its current stage through FDA approval, based on a summary “white paper” submitted by us earlier in 2009. We submitted a full proposal in February 2010. We were notified in July 2010 that our proposal had been chosen by BARDA, and then entered into negotiations for a development contract with the agency.

On February 11, 2011, we entered into the BARDA Contract.  Pursuant to the BARDA Contract, we will receive $10.4 million in the first year base period of performance and up to an additional $108 million in four option years, if the options are exercised by BARDA, for a total contract value of $118.4 million. The first year base period of performance was from February 11, 2011 to February 10, 2012 and we recognized an aggregate of $2.2 million of the $10.4 million base period performance fee from BARDA in the quarter ended December 31, 2011 and a total of $7.0 million through December 31, 2011. Each additional option, if exercised by BARDA following our completion of specific tasks set forth in the BARDA Contract, would extend the period of performance by an additional period. If all options are exercised, the period of performance would continue through February 10, 2016.

Activities to be conducted during the first year base period of performance include radiation survival curve studies, dosing studies, bulk drug manufacturing, final drug product manufacturing, validation testing, compliance studies and the filing of an investigational new drug (IND) application, an orphan drug status application and a fast track designation application with the FDA.  In the event BARDA exercises one or more of the options to extend the term of the BARDA Contract, optional activities to be conducted would include, among other things, bulk drug and final drug product manufacturing, stability studies, animal pivotal efficacy studies, human clinical safety studies and Phase I, Phase II and pre-new drug application (NDA) meetings and applications with the FDA.

Following the commencement of the BARDA Contract, we entered into a series of agreements with various parties in furtherance of our efforts under the BARDA Contract, which are described in this paragraph. On February 18, 2011, we entered into a Research and Manufacturing Agreement with Johnson Matthey Pharmaceutical Materials, Inc. (d/b/a Johnson Matthey Pharma Services) (“JMPS”), pursuant to which we engaged JMPS to, among other things, assess and develop a reliable separations or manufacturing process for certain chemical compounds as required by us and to perform such additional work as may be required or agreed upon by the parties and to manufacture compounds for us.  Each project performed by JMPS under the agreement will have a detailed project description and separate fee agreement based on the nature and duration of the project and the specific services to be performed by JMPS. The term of the agreement with JMPS will continue until February 16, 2016 or the date on which all projects under the agreement have been completed or terminated. On February 23, 2011, we and Booz Allen Hamilton Inc. (“Booz Allen”) entered into a General Management Consulting Assignment, pursuant to which we engaged Booz Allen to, among other things, provide us with evaluation, operational and transitional support during the establishment and enhancement of our quality assurance, document management, earned value management and program management systems.  We have agreed to pay Booz Allen on a time-and-materials basis. On March 16, 2011, we and the Office of Research and Development of the University of Maryland, Baltimore (“UMB”) entered into a Sub-award Agreement, pursuant to which we engaged UMB to, among other things, develop a whole thorax lung irradiation model for use in studies supporting the licensure of AEOL 10150. The Sub-award Agreement is a fixed fee agreement inclusive of all direct and indirect costs. The term of the Sub-award Agreement will continue through February 10, 2012. On April 12, 2011, we and Duke University (“Duke”) entered into a Sponsored Research Agreement (Non-Clinical), pursuant to which we engaged Duke to perform a program of scientific research entitled “Murine Studies for the Development of AEOL 10150 as a Medical Countermeasure Against ARS and DEARE” (Delayed Effects of Acute Radiation Exposure), which will include, among other things, studies and models of optimum dosing of AEOL 10150 in mice. We entered into the Sponsored Research Agreement in furtherance of our efforts under the BARDA Contract. The Sponsored Research Agreement is a cost plus fee agreement inclusive of all direct and indirect costs. The [initial] term of the Sponsored Research Agreement [continued][will continue] through [February 10, 2012], provided that it will be renewable for additional periods upon the mutual written consent of the parties.

Since February 11, 2011, we have been actively developing AEOL 10150 under the BARDA Contract.  Among the key deliverables accomplished in the program, we have hired the necessary personnel required under the contract, initiated the radiation dose studies in mice and NHPs, manufactured a GMP batch for use in human safety studies and a non-GMP batch of material for use in animal efficacy studies, developed significant improvements to the process for manufacturing compound which will reduce the cost of producing the drug; made several discoveries related to the mechanism of damage of radiation and mechanism of action of AEOL 10150; met with the FDA to discuss our IND filing for Lung-ARS; and designed and initiated quality, reporting, risk management and project management programs required under the BARDA Contract.

According to the BARDA Contract, we plan to file an Emergency Use Authorization (“EUA”) with the FDA in approximately July 2013.  An EUA is a legal means for the FDA to approve new drugs or new indications for previously approved drugs during a declared emergency.  To date, about half of the procurements for the national stockpile for medical countermeasures against potential terrorist events have been made under EUAs, prior to approval by the FDA for the indication in question.

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

National Jewish Health License

In 2009, we obtained an additional exclusive worldwide license from National Jewish Health (“NJH”) to develop, make, use and sell products using proprietary information and technology developed at NJH related to certain compounds as a medical countermeasure against mustard gas exposure. Under this license agreement, we must make milestone payments to NJH in an aggregate amount of up to $500,000 upon the occurrence of certain development milestones. In addition, we must make royalty payments to NJH under this license agreement ranging in the low-single digits as a percentage of all sublicensing fees, milestone payments and sublicense royalties that we receive from sublicenses granted by us pursuant to this license agreement. We are also obligated to pay patent filing, prosecution, maintenance and defense costs. This NJH license agreement is terminable by NJH in the event of breach and otherwise expires when the last licensed patent expires

Our lead compound, AEOL 10150, is expected to enter human clinical trials in oncology, where it will be used in combination with radiation therapy. AEOL 10150 has previously been tested in two Phase I clinical trials with no serious adverse events reported. The compound is also being developed as a medical countermeasure against Lung-ARS as well as GI-ARS, both caused by exposure to radiation due to a radiological or nuclear event. It is also being developed for use as a countermeasure for exposure to chemical vesicants such as chlorine gas and sulfur mustard gas. AEOL 10150 has already performed well in animal efficacy and safety studies in each of these potential indications. A significant portion of the funding for the medical countermeasure development programs to date has come from various government entities. Although we expect this funding to continue, there is no guarantee that it will.

We were incorporated in the State of Delaware in 1994. Our common stock trades on the OTCQB Board under the symbol “AOLS.” Our principal executive offices are located at 26361 Crown Valley Parkway, Suite 150 Mission Viejo, California 92691, and our phone number at that address is (949) 481-9825. Our website address is www.aeoluspharma.com. However, the information on, or that can be accessed through, our website is not part of this report. We also make available free of charge through our website our most recent annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

We do not generate revenue from sales, only from development contracts and grants from the U.S. government. Therefore, we must rely on public or private equity offerings, debt financings, collaboration arrangements or grants to finance our operations. Our strategy is to use non-dilutive capital wherever possible to develop our exciting platform of broad-spectrum catalytic antioxidant compounds in important unmet indications of national strategic importance. We plan to continue to leverage that capital, like the investments made by U.S. government agencies, such as the NIAID’s and NIH’s CounterACT program, in AEOL 10150 as a medical countermeasure, to concurrently develop these promising compounds for use in significant unmet medical indications, like oncology. We are currently doing this with AEOL 10150, where we are developing the compound as a medical countermeasure against the pulmonary sub-syndrome of acute radiation syndrome under the BARDA Contract. We recognized $2.2 million in revenue during the quarter ended December 31, 2011 related to the BARDA Contract.

Results of Operations

Three months ended December 31, 2011 versus three months ended December 31, 2010

We had net income of $2,977,000 (including a non-cash adjustment for decreases in valuation of warrants of $3,668,000) and net losses of $7,620,000 (including a non-cash charge for increases in valuation of warrants of $7,202,000), and cash inflows from operations of $668,000 and cash outflows from operations of $517,000 for the three months ended December 31, 2011 and December 31, 2010, respectively.

Revenue for the three months ended December 31, 2011 was $2,215,000, which compares to zero revenue for the three months ended December 31, 2010. The revenue is from the collaboration with BARDA announced on February 11, 2011.  Since being awarded the BARDA Contract, we generate contract revenue from a cost-plus fee arrangement. Revenues on reimbursable contracts are recognized as costs are incurred, generally based on allowable costs incurred during the period, plus any recognizable earned fee. We consider fixed fees under cost-plus fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract.

Research and Development (“R&D”) expenses increased $1,880,000, or 989%, to $2,077,000 for the three months ended December 31, 2011 from $190,000 for the three months ended December 31, 2010. The increase is primarily attributable to work related to the BARDA Contract.  R&D expenses for our antioxidant program have totaled $44,283,000 from inception through December 31, 2011. We currently have eight development programs in progress:  studies of AEOL 10150 as a medical countermeasure against the effects of sulfur mustard gas and chlorine gas on the lungs, against the effects of radiation on the lungs and on the gastro-intestinal tract, and as a treatment for cancer, studies of AEOL 11207 and several other compounds as potential treatments for Parkinson’s disease and epilepsy, and a study of Hexyl as protectant against radiation exposure.  Because of the uncertainty of our research and development and clinical studies, we are unable to predict the total level of spending on the program or the program completion date. We expect R&D expenses during fiscal year 2012 will be higher than fiscal year 2011 because we expect to continue and expand our efforts under the BARDA Contract. However, we anticipate that much of the increase in R&D spending should be reimbursed under that contract.

General and administrative (“G&A”) expenses increased $306,000, or 56%, to $856,000 for the three months ended December 31, 2011 from $550,000 for the three months ended December 31, 2010. Salaries and wages increased by $234,000 due to the addition of a Chief Financial Officer, a Vice President of Manufacturing, a Director of Quality Assurance and Quality Control, and Corporate Controller for the three months ended December 31, 2011 when compared to the three months ended December 31, 2010. Legal fees increased by $49,000 as a result of higher reliance on our outside legal counsel for review and compliance related to SEC filings during the current quarter, as well as the review of our contracts, including the BARDA Contract, and other regulatory matters.

Liquidity and Capital Resources

We had cash and cash equivalents of $1,186,000 on December 31, 2011, and $518,000 on December 31, 2010. The increase in cash was primarily due to cash provided by operating activities.

We had net income of $2,977,000 (including a non-cash adjustment for decreases in valuation of warrants of $3,688,000) for the three months ended December 31, 2011. We had cash inflows from operations of $668,000. We expect to incur additional losses and negative cash flow from operations during the remainder of fiscal year 2012 and for several more years.

On February 11, 2011, we were awarded the BARDA Contract to fund the development of AEOL 10150 as a medical countermeasure for Lung-ARS from its current status to FDA approval in response to Special Instructions Amendment 4 to a Broad Agency Announcement (BAA-BARDA-09-34) for advanced research and development of medical countermeasures for chemical, biological, radiological and nuclear threats.  The contract value could be up to $118.4 million depending on options exercised by BARDA and the requirements for approval by the FDA.  Under the BARDA Contract, substantially all of the costs of the development of AEOL 10150 as a medical countermeasure for pulmonary injuries resulting from an acute exposure to radiation from a radiological/nuclear accident or attack, particularly injuries associated with ARS or Delayed Effects of Acute Radiation Exposure would be paid for by the U.S. government through BARDA funding.  We recognized $2,215,000 in revenue during the quarter ended December 31, 2011 related to the BARDA Contract.

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

Since the terms of the BARDA Contract include provisions to cover some general corporate overhead as well as a small provision for profit, the result on our liquidity is that our projected cash burn has been reduced.  In order to fund on-going operating cash requirements or to accelerate or expand our oncology and other programs we may need to raise significant additional funds.

We have incurred significant losses from operations to date. Our ongoing future cash requirements will depend on numerous factors, particularly the progress of our catalytic antioxidant program, potential government procurements for the national stockpile, clinical trials and/or ability to negotiate and complete collaborative agreements or out-licensing arrangements. In addition, we might sell additional shares of our stock and/or debt and explore other strategic and financial alternatives, including a merger or joint venture with another company, the sale of stock and/or debt, the establishment of new collaborations for current research programs, that include initial cash payments and ongoing research support and the out-licensing of our compounds for development by a third party.

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

The BARDA Contract is classified as a “cost-plus-fixed-fee” contract. We recognize government contract revenue in accordance with the authoritative guidance for revenue recognition, including the authoritative guidance specific to federal government contracts. Reimbursable costs under the BARDA Contract primarily include direct labor, subcontract costs, materials, equipment, travel and indirect costs. In addition, we receive a fixed fee under the BARDA Contract, which is unconditionally earned as allowable costs are incurred and is not contingent on success factors. Reimbursable costs under this BARDA Contract, including the fixed fee, are generally recognized as revenue in the period the reimbursable costs are incurred and become billable.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is presently limited to the interest rate sensitivity of our cash and cash equivalents, which is affected by changes in the general level of U.S. interest rates. However, we believe that we are not subject to any material market risk exposure and do not expect that changes in interest rates would have a material effect upon our financial position. A hypothetical 10% change in interest rates would not have a material effect on our Statements of Operations or Cash Flows for the three months ended December 31, 2011. We do not have any foreign currency or other derivative financial instruments.

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

Management’s Report of Internal Control over Financial Reporting as of December 31, 2011

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: February 13, 2012
AEOLUS PHARMACEUTICALS, INC.

By   /s/ John L. McManus
John L. McManus
President and Chief Executive Officer
(Principal Executive Officer)

By   /s/ Russell Skibsted
Russell Skibsted
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)