Form 10-Q
period 2012-03-31
AEOLUS PHARMACEUTICALS, INC.
filed 2012-05-14
CIK 1261734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012.

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

Large accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Accelerated filer ☐	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, par value $.01 per share	Outstanding as of April 23, 2012 62,670,884 shares

AEOLUS PHARMACEUTICALS, INC.
FORM 10-Q
For the Quarter Ended March 31, 2012
Table of Contents

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
AEOLUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2012	September 30, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$390	$518
Accounts receivable	2,479	1,677
Prepaids and other current assets	210	63
Total current assets	3,079	2,258
Investment in CPEC LLC	32	32
Total assets	$3,111	$2,290

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$3,376	$2,144
Total current liabilities	3,376	2,144
Warrant liability	16,393	23,405
Total liabilities	19,769	25,549

Commitments and Contingencies (Note H)

Stockholders’ deficit:
Preferred stock, $.01 par value per share, 10,000,000 shares authorized:
Series B nonredeemable convertible preferred stock, 1,600,000 and 600,000 shares authorized as of March 31, 2012 and September 30, 2011, respectively; 526,080 and 526,080 shares issued and outstanding as of March 31, 2012 and September 30, 2011, respectively	5	5
Common stock, $.01 par value per share, 200,000,000 shares authorized; 62,237,551 and 60,470,718 shares issued and outstanding as of March 31, 2012 and September 30, 2011, respectively	622	605
Additional paid-in capital	159,387	158,543
Accumulated deficit	(176,672)	(182,412)
Total stockholders’ deficit	(16,658)	(23,259)
Total liabilities and stockholders’ deficit	$3,111	$2,290

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Revenue
Contract Revenue	$2,231	$785	$4,446	$785
Costs and expenses:
Research and development	1,927	907	3,998	1,097
General and administrative	865	840	1,720	1,390
Total costs and expenses	2,792	1,747	5,718	2,487
Loss from operations	(561)	(962)	(1,272)	(1,702)
Non-cash financing charges and change in fair value of warrants (Notes D, E and F)	3,324	4,746	7,012	(2,456)
Interest income (expense), net	—	(6)	—	(21)
Other income (expense), net	—	—	—	337
Net income (loss)	$2,763	$3,778	$5,740	$(3,842)
Net income (loss) per weighted share attributable to common stockholders:
Basic	$0.05	$0.06	$0.10	$(0.07)
Diluted	$0.04	$0.03	$0.08	$(0.07)
Weighted average common shares outstanding:
Basic	60,490	59,953	60,480	58,473
Diluted	71,858	121,640	76,334	58,473

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$5,740	$(3,842)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	347	421
Change in fair value of warrants	(7,012)	1,922
Noncash interest and warrant costs	—	534
Change in assets and liabilities:
Accounts receivable	(803)	(785)
Prepaid and other assets	(17)	(39)
Accounts payable and accrued expenses	1,232	(136)
Net cash used in operating activities	(513)	(1,925)
Cash flows provided by financing activities:
Proceeds from issuance of common stock and warrants	400	1,000
Costs related to the issuance of common stock and warrants	(15)	(13)
Proceeds from exercise of warrants	—	269
Net cash provided by financing activities	385	1,256
Net decrease in cash and cash equivalents	(128)	(669)
Cash and cash equivalents at beginning of period	518	2,355
Cash and cash equivalents at end of period	$390	$1,686

Supplemental disclosure of non-cash financing activities:
Common stock issued for short-term receivable	$130	$—

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

Business

Aeolus Pharmaceuticals, Inc. is a biopharmaceutical company that is developing a platform of a new class of broad-spectrum, catalytic antioxidant compounds based on technology discovered at Duke University and National Jewish Health.   The Company’s lead compound, AEOL 10150, is a metalloporphyrin specifically designed to neutralize reactive oxygen and nitrogen species. The Company is developing AEOL 10150 as a medical countermeasure against the pulmonary effects of radiation exposure under a contract (“BARDA Contract”) valued at up to $118.4 million with the Biomedical Advanced Research and Development Authority (“BARDA”), a division of the Department of Health and Human Services (“HHS”).  The Company is also developing it for use in oncology indications where it would be used in combination with radiation and chemotherapy.  Additionally, Aeolus receives development support from the National Institutes of Health (“NIH”) for development of the compound as a medical countermeasure against radiation and chemical exposure.

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

Cash and Cash Equivalents

The Company invests available cash in short-term bank deposits. Cash and cash equivalents include investments with maturities of three months or less at the date of purchase. The carrying value of cash and cash equivalents approximate their fair market value at March 31, 2012 and 2011 due to their short-term nature.

Significant customer and accounts receivable

For the six months ended March 31, 2012 and 2011, the Company’s primary customer was BARDA. For the six months ended March 31, 2012 and 2011, revenues from BARDA comprised 100% of total revenues. As of March 31, 2012 and 2011, the Company’s receivable balances were comprised 100% from this customer. Unbilled accounts receivable, included in accounts receivable, totaling $917,000 and $205,000 as of March 31, 2012 and September 30, 2011, respectively, relate to work that has been performed, though invoicing has not yet occurred. All of the unbilled receivables are expected to be billed and collected within the next 12 months. Accounts receivable are stated at invoice amounts and consist primarily of amounts due from BARDA. If necessary, the Company records a provision for doubtful receivables to allow for any amounts which may be unrecoverable. This provision is based upon an analysis of the Company’s prior collection experience, customer creditworthiness and current economic trends. As of March 31, 2012 and September 30, 2011, an allowance for doubtful accounts was not recorded as the collection history from the Company’s customers indicated that collection was probable.

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

The BARDA Contract is classified as a “cost-plus-fixed-fee” contract. Aeolus recognizes government contract revenue in accordance with the authoritative guidance for revenue recognition including the authoritative guidance specific to federal government contracts. Reimbursable costs under the contract primarily include direct labor, subcontract costs, materials, equipment, travel, and indirect costs. In addition, we receive a fixed fee under the BARDA Contract, which is unconditionally earned as allowable costs are incurred and is not contingent on success factors. Reimbursable costs under the BARDA Contract, including the fixed fee, are recognized as revenue in the period the reimbursable costs are incurred and become billable.

Fair Value of Financial Instruments

The carrying amounts of our short-term financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their fair values due to their short maturities.

Fair Value Measurements

The Company follows Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, for financial and non-financial assets and liabilities.

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

The warrant liability is measured at fair market value on a recurring basis as of March 31, 2012 and September 31, 2011 and is summarized below (in thousands):

Fair value at March 31, 2012			Fair value at September 30, 2011
Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
$—	$—	$16,393	$—	$—	$23,405

The following table summarizes as of March 31, 2012 the warrant activity subject to Level 3 inputs which are measured on a recurring basis:

Fair value measurements of warrants using significant unobservable inputs (Level 3)
Balance at September 30, 2011	$23,405
Change in fair value of warrant liability	(7,012)
Balance at March 31, 2012	$16,393

B.	Liquidity

The Company had cash and cash equivalents of $390,000 on March 31, 2012, and $1,186,000 on December 31, 2011.  The decrease in cash was primarily due to cash used in operations.  The Company had accounts receivable of $2,479,000 on March 31, 2012, and $1,677,000 on September 30, 2011, and Accounts payable of $3,376,000 on March 31, 2012, and $2,144,000 on September 30, 2011.

The Company had net income of $2,763,000 (including a non-cash adjustment for decreases in valuation of warrants of $3,324,000) and a net income of $5,740,000 (including a non-cash charge for increases in valuation of warrants of $7,012,000) for the three and six months ended March 31, 2012, respectively. For the same periods, the Company had cash outflows from operations of $1,181,000 and cash outflows from operations of $513,000. The Company expects to incur additional losses and negative cash flow from operations during the remainder of fiscal year 2012 and for potentially several more years.

The BARDA Contract’s value could be up to $118.4 million depending on options exercised by BARDA and the requirements for approval by the U.S. Food and Drug Administration.  Under the BARDA Contract, substantially all of the costs of the development of AEOL 10150 as a medical countermeasure for pulmonary injuries resulting from an acute exposure to radiation from a radiological/nuclear accident or attack, particularly injuries associated with acute radiation syndrome (“ARS”) or Delayed Effects of Acute Radiation Exposure would be paid for by the U.S. government.  The Company recognized $2,231,000 and $4,446,000 in revenue during the three and six months ended March 31, 2012 related to the BARDA Contract.  On April 16, 2012, the Company announced that BARDA had exercised two contract options worth approximately $9,100,000.  The bulk of the options are for the period of performance beginning April 1, 2012 and ending March 31, 2013

The pulmonary sub-syndrome of ARS program supported by the advanced research and development contract with BARDA is fully funded.  Since the terms of the BARDA Contract include provisions to cover some general corporate overhead as well as a small provision for profit, the net impact of the contract on the Company’s liquidity is that its projected cash burn has been reduced, but not eliminated. Certain costs, typically those of being a public company, like legal costs associated with being a public company, IR/PR costs and patent-related costs, are not included in overhead reimbursement in the BARDA Contract.

The Company has incurred significant losses since its inception. At March 31, 2012, the Company’s accumulated deficit was $176,672,000. This raises substantial doubt about our ability to continue as a going concern, which will be dependent on our ability to generate sufficient cash flows to meet the Company’s obligations on a timely basis, obtain additional financing and, ultimately, achieve operating profits through product sales or BARDA procurements. The Company intends to explore strategic and financial alternatives, which may include a merger or acquisition with or by another company, the sale of shares of stock and/or convertible debentures, the establishment of new collaborations for current research programs that include initial cash payments and on-going research support and the out-licensing of our compounds for development by a third party. The Company believes that without additional investment capital it will not have sufficient cash to fund its activities in the near future, and will not be able to continue operating. As such, the Company’s continuation as a going concern is dependent upon its ability to raise additional financing. If the Company is unable to obtain additional financing to fund operations, it will need to eliminate some or all of its activities, merge with another company, sell some or all of its assets to another company, or cease operations entirely. There can be no assurance that the Company will be able to obtain additional financing on acceptable terms or at all, or that the Company will be able to merge with another Company or sell any or all of its assets.

C.	Warrant Liability

Increases or decreases in fair value of the warrants are included as a component of other income (expenses) in the accompanying statement of operations for the respective period. As of March 31, 2012, the aggregate liability for warrants decreased to $16,393,000, resulting in a gain to the statements of operations for the three and six months ended March 31, 2012 of $3,324,000 and $7,012,000, respectively. The warrant liability and revaluations have not and will not have any impact on the Company’s working capital, liquidity or business operations due to the non-cash nature of the liability.

D.	Note Payable

Elan Note Payable

In August 2002, Aeolus borrowed $638,000 from Elan Corporation, plc (“Elan”) pursuant to a promissory note. The note payable accrued interest at 10% compounded semi-annually. The note was convertible at the option of Elan into shares of the Company’s Series B non-voting convertible preferred stock (“Series B Stock”) at a rate of $43.27 per share. The original note matured on December 21, 2006. However, in February 2007, the Company and Elan terminated the note, the Company paid $300,000 in cash to Elan and Elan forgave $225,000 of the note payable. Elan and the Company entered into a new two-year note payable in the amount of $453,000 under substantially the same terms as the original note. In February 2009, the Company and Elan agreed to amend the new note payable to extend its maturity date from February 7, 2009 to February 7, 2011 and increased the interest rate of the convertible promissory note from 10% to 11% effective February 7, 2009. As of the date of the amendment, an aggregate of $553,000 in principal and interest was outstanding under the convertible promissory note. In the event of a default under the terms of the convertible promissory note, Elan had the right to demand immediate payment of all amounts outstanding under the note. For purposes of the note, an event of default included, among other items, a default in the payment of the note principal or interest when due and payable, an uncured breach by the Company of its obligations to Elan pursuant the agreements under which the convertible promissory note was issued, an inability of the Company to pay its debts in the normal course of business, the cessation of business activities by the Company (other than as a result of a merger or consolidation with a third party) without Elan’s prior written consent and the appointment of a liquidator, receiver, administrator, examiner, trustee or similar officer of the Company or over all or substantially all of its assets under the law.

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

E.	Stockholders’ Equity

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

As of March 31, 2012, no shares of Series A stock were outstanding; 526,080 shares of Series B Stock were outstanding, all of which were held by Elan. Each share of Series B Stock was convertible into one share of common stock as of March 31, 2012.

There were no shares of Series A Convertible Preferred Stock issued or outstanding as of March 31, 2012.

Common Stock

March 2012 Financing

On March 30, 2012 and April 4, 2012, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Purchasers”). Under the terms of the agreement, the Company received $660,000 in gross proceeds in exchange for the issuance of an aggregate of approximately 2,200,166 units (the “Units”), consisting of 2,200,166 shares of common stock and 1,650,126 warrants, at a purchase price of $0.30 per unit. Each Unit consists of (i) one share of common stock (the “Common Shares”) and (ii) a five year warrant to purchase 0.75 of a share of the Company’s common stock (the “Warrants”). The Warrants have an initial exercise price of $0.40 per share.

On March 30, 2012, the Company received $530,000 in gross proceeds in exchange for the issuance of an aggregate of 1,766,833 Units, which consisted of 1,766,833 shares of common stock and 1,325,126 warrants.

On April 4, 2012, the Company received $130,000 in gross proceeds in exchange for the issuance of an aggregate of approximately 433,333 Units, which consisted of 433,333 shares of common stock and 325,000 warrants.

Net cash proceeds from the March 2012 Financing, after deducting for expenses, were $645,000. The Company also incurred non-cash expenses in the form of 12,501 warrants issued to consultants, at similar terms as the financing Warrants, for services provided. The Company issued a total of $1,337,627 warrants as of March 30, 2012 in connection with the March 2012 Financing.

The fair value of the March 2012 Financing warrants was estimated to be $363,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 150.74%, risk free interest rate of 1.04% and an expected life of five years. The proceeds from the March 2012 Financing were allocated based upon the relative fair values of the March 2012 Financing Warrants and the March 2012 Common Shares.

The March 2012 Financing contains a registration rights agreement with an arrangement for liquidated damages in the event of a failure to file with the SEC a registration statement covering the March 2012 Financing Units. The Company has 45 days after the closing date, March 30, 2012 and April 4, 2012, to file the registration statement. In the event the registration statement is not timely filed, the Company will be required to make a cash payment of 0.5% of the aggregate amount invested to the Purchasers of the March 2012 Financing Units. The 0.5% payment equaling $3,300 would be due after each 30 day period following the closing date for a maximum of 6 months. The maximum liability would be $18,150.  As of March 30, 2012, no liability was recorded as the Company expects to timely file the registration statement.

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

Warrants

As of March 31, 2012, warrants to purchase an aggregate of 62,377,626 shares of common stock were outstanding with a weighted average exercise price of $0.30 per share. Details of the warrants for common stock outstanding at March 31, 2012 are as follows:

Number of Shares	Exercise Price	Expiration Date
940,000	$0.28	May 2012
100,000	$0.45	May 2014
100,000	$1.00	May 2014
100,000	$1.50	May 2014
125,000	$0.65	June 2014
125,000	$1.00	June 2014
20,000	$0.39	September 2014
15,000	$0.50	September 2014
15,000	$0.60	September 2014
50,000	$0.38	April 2015
50,000	$0.50	May 2016
50,000	$0.50	July 2016
50,000	$1.00	July 2016
50,000	$1.50	July 2016
50,000	$2.00	July 2016
50,000	$2.50	July 2016
43,614,285	$0.28	October 2016
1,337,627	$0.40	March 2017
11,785,714	$0.28	July 2017
1,875,000	$0.50	August 2017
1,875,000	$0.50	December 2017
62,377,626	$0.30

As of March 31, 2012, one warrant to purchase an aggregate of 896,037 shares of preferred stock was outstanding. The warrant has an exercise price of $0.01 per share and expires on February 2016.

Below is a summary of warrant activity (“common and preferred”) for the six months ended March 31, 2012:
		Weighted Average
	Number of Shares	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at 9/30/2011	61,936,036	$0.30	5.13	$8,257,575
Granted	1,337,627	$0.40	5.00	$-
Exercised	-	$-	-	$-
Expired or Canceled	-	$-	-	$-
Forfeited	-	$-	-	$-
Vested	-	$-	-	$-
Outstanding at 3/31/2012	63,273,663	$0.30	4.64	$1,672,831

Below is a summary of warrant activity (“common and preferred”) for the six months ended March 31, 2011:
		Weighted Average
	Number of Shares	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at 9/30/2010	66,901,667	$0.34	5.45	$16,278,267
Granted	2,771,037	$0.56	8.17	$187,500
Exercised	(1,311,667)	$0.28	0.84	$573,350
Expired or Canceled	-	$-	-	$-
Forfeited	-	$-	-	$-
Vested	-	$-	-	$-
Outstanding at 3/31/2011	68,361,037	$0.35	5.16	$18,433,500

F.	Stock-Based Compensation

Below is a summary of stock option activity for the six months ended March 31, 2012:
		Weighted Average
	Number of Shares	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at 9/30/2011	8,942,628	$0.82	6.48	$258,555
Granted	351,250	$0.33	9.89	$-
Exercised	-	$-	-	$-
Expired or Canceled	(65,645)	$12.47	-	$-
Forfeited	-	$-	-	$-
Vested (RSAs)	-	$-	-	$-
Outstanding at 3/31/2012	9,228,233	$0.72	6.17	$6,419

For the six months ended March 31, 2012, all stock options were granted with an exercise price at or above the fair market value of the Company’s common stock on the date of grant.

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

For the six months ended March 31, 2012, all stock options were granted with an exercise price at or above the fair market value of the Company’s common stock on the date of grant.

The details of stock options for the six months ended March 31, 2012 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2012	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable at March 31, 2012	Weighted Average Exercise Price
$0.29-0.30	1,261,250	$0.30	7.11	1,261,250	$0.30
$0.31-0.40	3,817,750	$0.38	8.19	3,367,128	$0.39
$0.41-0.50	177,000	$0.46	7.25	167,629	$0.46
$0.51-0.60	988,750	$0.59	7.18	985,939	$0.59
$0.61-0.70	66,611	$0.68	4.37	66,611	$0.68
$0.71-0.80	382,250	$0.75	5.16	382,250	$0.75
$0.81-0.90	769,835	$0.88	4.16	769,835	$0.88
$0.91-1.45	126,000	$1.06	3.21	126,000	$1.06
$1.46-1.85	1,467,269	$1.55	1.49	1,467,269	$1.55
$1.86-5.10	171,518	$4.17	1.74	171,518	$4.17
$0.29-5.10	9,228,233	$0.72	6.17	8,765,429	$0.74

Stock-based compensation expense recognized in the statement of operations is as follows (in thousands):

	For the three months ended March 31,		For the six months ended March 31,
	2012	2011	2012	2011
Research and Development Expenses	$-	$23	$7	$43
General and Administrative Expenses	148	211	340	378
	$148	$234	$347	$421

The total unrecognized compensation expense for outstanding and unvested stock options for the six months ended March 31, 2012 was $139,000. The weighted average remaining recognition period for the total deferred compensation expense is approximately nine months. The fair value of the options associated with the above compensation expense was determined at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the six months ended March 31,
	2012	2011
Dividend yield	0%	0%
Expected volatility	151%	91%
Risk-free interest rate	1.08%	3.5%
Expected term	5.06 years	10 years

G.	Net Income (Loss) Per Common Share

The Company computes basic net income (loss) per weighted average share attributable to common stockholders using the weighted average number of shares of common stock outstanding during the period. The Company computes diluted net income (loss) per weighted average share attributable to common stockholders using the weighted average number of shares of common and dilutive potential common shares outstanding during the period. Potential common shares outstanding consist of stock options, warrants and convertible preferred stock using the treasury stock method and are excluded if their effect is anti-dilutive.

In the computation of diluted earnings per common share for the three months ended March 31, 2012 and 2011, we have excluded 9,044,155 and 8,488,571 stock options, respectively, with exercise prices greater than the average market price of the underlying common stock, because their inclusion would have been anti-dilutive. Furthermore, for the three months ended March 31, 2012 and 2011, we have excluded 52,616,300 and 7,200,000 warrants, respectively, with exercise prices greater than the average market price of the underlying common stock, because their inclusion would have been anti-dilutive.

In the computation of diluted earnings per common share for the six months ended March 31, 2012 and 2011, we have excluded 8,879,133 and 8,488,571 stock options, respectively, with exercise prices greater than the average market price of the underlying common stock, because their inclusion would have been anti-dilutive. Furthermore, for the six months ended March 31, 2012 and 2011, we have excluded 48,295,498 and 68,887,117 warrants, respectively, with exercise prices greater than the average market price of the underlying common stock, because their inclusion would have been anti-dilutive.

	For the three months ended		For the six months ended
	March 31,		March 31,
	2012	2011	2012	2011
	(In thousands, except per share data)
Numerator:
Net income (loss)	$2,763	$3,778	$5,740	$(3,842)
Denominator:
Weighted-average number of shares – basic	60,490	59,953	64,480	58,473
Dilutive securities – equity awards	11,368	61,687	15,853	—
Weighted-average number of shares – diluted	71,858	121,640	76,334	58,473
Earnings per share – basic	$0.05	$0.06	$0.10	$(0.07)
Earnings per share – diluted	$0.04	$0.03	$0.08	$(0.07)

H.	Commitments

The Company acquires assets still in development and enters into research and development arrangements with third parties that often require milestone and royalty payments to the third party contingent upon the occurrence of certain future events linked to the success of the asset in development. Milestone payments may be required, contingent upon the successful achievement of an important point in the development life-cycle of the pharmaceutical product (e.g., approval of the product for marketing by a regulatory agency). If required by the arrangement, the Company may have to make royalty payments based upon a percentage of the sales of the pharmaceutical product in the event that regulatory approval for marketing is obtained. Because of the contingent nature of these payments, they are not included in the table of contractual obligations. No milestones have been met, nor have any payments been paid, as of March 31, 2012.

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

The Company completed a portion of its March Financing on April 4, 2012 as described in Note E Common Stock above.

On April 16, 2012, we announced that BARDA had exercised two contract options worth approximately $9,100,000.  The bulk of the options are for the period of performance beginning April 1, 2012 and ending March 31, 2013 as described more fully in Item 2 below under “BARDA Contract”.

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

Our lead compound, AEOL 10150, is a metalloporphyrin specifically designed to neutralize reactive oxygen and nitrogen species. The neutralization of these species reduces oxidative stress, inflammation, and subsequent tissue damage-signaling cascades resulting from radiation exposure. We are developing AEOL 10150 as a medical countermeasure against the pulmonary effects of radiation exposure under a contract valued at up to $118.4 million with BARDA, a division of the Department of Health and Human Services.  Additionally, we receive development support from the National Institutes of Health for development of the compound as a medical countermeasure against radiation and chemical exposure.

We are leveraging the significant investment made by U.S. government agencies to develop this promising compound for use in oncology indications, where it would be used in combination with radiation and chemotherapy. Data has been published showing that AEOL 10150 not only does not interfere with the therapeutic benefit of radiation therapy in prostate and lung cancer preclinical studies, but also helps increase tumor control when used in combination with radiation and chemotherapy. Oxidative stress is a more potent stabilizer of the pro-angiogenic transcription factor, HIF-1a, than hypoxia (Dewhirst et al., Cycling hypoxia and free radicals regulate angiogenesis and radiotherapy response, Nature Reviews, Volume 8, June 2008). By reducing oxidative stress, AEOL10150 suppresses HIF-1a stabilization, thereby improving tumor vascularization and tissue oxygenation. Poorly perfused/oxygenated tumor tissue is resistant to radiation as oxygen is required for radiation-induced cell kill. Thus, by improving tumor oxygenation, AEOL10150 improves impact of radiation on tumors.  Radiotherapy is a key therapy in non-small cell lung cancer. It is the treatment of choice for patients with unresectable Stage I-II disease, and is recommended, in combination with chemotherapy, for patients with unresectable stage IIIB disease (Pipeline Insight: Cancer Overview – Lung, Brain, Head and Neck, Thyroid; Datamonitor 2008, 37.).

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

On February 11, 2011, we signed an agreement with BARDA for the development of AEOL 10150 as a medical countermeasure against the pulmonary sub-syndrome of acute radiation syndrome (the “BARDA Contract”), pursuant to which we will receive $10.4 million from BARDA in the base period of performance and up to an additional $108 million in options exercisable over four years following the base period of performance, if the options are exercised by BARDA for a contract value of up to $118.4 million. On April 16, 2012, we announced that BARDA had exercised two contract options worth approximately $9.1 million.  The bulk of the options are for the period of performance beginning April 1, 2012 and ending March 31, 2013.

NIAID’s Radiation/Nuclear Medical Countermeasures development program is currently testing AEOL 10150 as a countermeasure for GI-ARS caused by exposure to high levels of radiation due to a radiological or nuclear event. Similarly, the NIH’s Countermeasures Against Chemical Threats (“CounterACT”) program has tested, and continues to test, AEOL 10150 as a medical countermeasure for exposure to chemical vesicants such as chlorine gas, phosgene gas, mustard gas and nerve agents.

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

We have two programs underway for the development of our second drug candidate, AEOL 11207, for the treatment of epilepsy and Parkinson’s disease.  These programs are being funded, in part, by private foundations, including the Michael J. Fox Foundation and Citizens United for Research in Epilepsy (“CURE”), and government grants.  In February 2011 data were published in the Journal Neurobiology of Disease from the CURE study indicating AEOL 11207 significantly reduced both the frequency and duration of spontaneous seizures in a pre-clinical epilepsy model.  Additionally, the study showed an increase in average life span, protection against neuronal death and no difference in seizure severity.

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

On February 11, 2011, we entered into the BARDA Contract.  Pursuant to the BARDA Contract, we will receive $10.4 million in the first year base period of performance and up to an additional $108 million in four option years, if the options are exercised by BARDA, for a total contract value of $118.4 million. The first year base period of performance was from February 11, 2011 to February 10, 2012. Each additional option, if exercised by BARDA following our completion of specific tasks set forth in the BARDA Contract, would extend the period of performance by an additional period. If all options are exercised, the period of performance would continue through February 10, 2016.

Activities conducted or to be conducted during the first year base period of performance include radiation survival curve studies, dosing studies, bulk drug manufacturing, final drug product manufacturing, validation testing, compliance studies and the filing of an IND application, an orphan drug status application and a fast track designation application with the FDA.  In the event BARDA exercises one or more of the options to extend the term of the BARDA Contract, optional activities to be conducted would include, among other things, bulk drug and final drug product manufacturing, stability studies, animal pivotal efficacy studies, human clinical safety studies and Phase I, Phase II and pre-new drug application (NDA) meetings and applications with the FDA.

We recognized approximately $2,231,000 and $4,446,000 during the three and six months ended March 31, 2012 related to the BARDA Contract.

Following the commencement of the BARDA Contract, we entered into a series of agreements with various parties in furtherance of our efforts under the BARDA Contract, which are described in this paragraph. On February 18, 2011, we entered into a Research and Manufacturing Agreement with Johnson Matthey Pharmaceutical Materials, Inc. (d/b/a Johnson Matthey Pharma Services) (“JMPS”), pursuant to which we engaged JMPS to, among other things, assess and develop a reliable separations or manufacturing process for certain chemical compounds as required by us and to perform such additional work as may be required or agreed upon by the parties and to manufacture compounds for us.  Each project performed by JMPS under the agreement will have a detailed project description and separate fee agreement based on the nature and duration of the project and the specific services to be performed by JMPS. The term of the agreement with JMPS will continue until February 16, 2016 or the date on which all projects under the agreement have been completed or terminated. On February 23, 2011, we and Booz Allen Hamilton Inc. (“Booz Allen”) entered into a General Management Consulting Assignment, pursuant to which we engaged Booz Allen to, among other things, provide us with evaluation, operational and transitional support during the establishment and enhancement of our quality assurance, document management, earned value management and program management systems.  We have agreed to pay Booz Allen on a time-and-materials basis. On March 16, 2011, we and the Office of Research and Development of the University of Maryland, Baltimore (“UMB”) entered into a Sub-award Agreement, pursuant to which we engaged UMB to, among other things, develop a whole thorax lung irradiation model for use in studies supporting the licensure of AEOL 10150. The Sub-award Agreement is a fixed fee agreement inclusive of all direct and indirect costs. As a result of the contract modification and no-cost extension with BARDA mentioned below, the term of the Sub-award Agreement will continue through September, 2012. On April 12, 2011, we and Duke University (“Duke”) entered into a Sponsored Research Agreement (Non-Clinical), pursuant to which we engaged Duke to perform a program of scientific research entitled “Murine Studies for the Development of AEOL 10150 as a Medical Countermeasure Against ARS and DEARE” (Delayed Effects of Acute Radiation Exposure), which will include, among other things, studies and models of optimum dosing of AEOL 10150 in mice. We entered into the Sponsored Research Agreement in furtherance of our efforts under the BARDA Contract. The Sponsored Research Agreement is a cost plus fee agreement inclusive of all direct and indirect costs.

On February 14, 2012, the Aeolus team presented the results and deliverables that had been produced during the first twelve months under the base period of the BARDA Contract at an "In-Progress Review" meeting with BARDA, and requested the exercise of additional contract options, which contain the key items required in the advanced development of AEOL 10150 from April 2012 through March 2013.

On February 15, 2012, we announced that we entered into a contract modification and no-cost extension with BARDA. The modification and extension allowed us to continue operating under the base period of the contract awarded in February 2011, and restructured the timing and components of the options that could be awarded under the remaining four years of the agreement. The changes did not impact the total potential value of the contract, which remains at approximately $118 million. The contract restructure was driven by our ability to generate cost savings in the base year contract, and to allow BARDA to better manage contract options to expedite development program.

On April 16, 2012, we announced that BARDA had exercised two contract options worth approximately $9.1 million. The bulk of the options are for the period of performance beginning April 1, 2012 and ending March 31, 2013. BARDA's exercise of the options was in response to the presentation of the deliverables and progress made under the contract at the meeting on February 14, 2012. Among the key items in the options BARDA exercised are animal efficacy studies, mechanism of action research and manufacturing and process validation work. All of these items build off of work successfully completed during the first twelve months of the contract base period. The contract is designed to produce the data necessary for an approval under the FDA "Animal Rule" and for a potential Emergency Use Authorization (EUA). An approval or EUA would allow the federal government to buy AEOL 10150 for the Strategic National Stockpile under Project Bioshield. Project Bioshield is designed to accelerate the research, development, purchase and availability of effective medical countermeasures for the Strategic National Stockpile.

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

Results of Operations

Three months ended March 31, 2012 versus three months ended March 31, 2011

We had net income of $2,763,000 (including a non-cash adjustment for decreases in valuation of warrants of $3,324,000) and net income of $3,778,000 (including a non-cash charge for decreases in valuation of warrants of $4,746,000), and cash outflows from operations of $1,181,000 and cash outflows from operations of $1,408,000 for the three months ended March 31, 2012 and March 31, 2011, respectively.

Revenue for the three months ended March 31, 2012 was $2,231,000, which compares to $785,000 in revenue for the three months ended March 31, 2011.  The increase is primarily attributable to a full three months of activity and an increased level of development work in progress under the BARDA contract as of March 31, 2012 compared with less than two months of activity and a decreased level of development due to the inception of the BARDA contract during the three months ended March 31, 2011.

Research and Development (“R&D”) expenses increased $1,020,000, or 112%, to $1,927,000 for the three months ended March 31, 2012 from $907,000 for the three months ended March 31, 2011. The increase is primarily attributable to work related to the BARDA Contract.  R&D expenses for our antioxidant program have totaled $46,253,000 from inception through March 31, 2012. We currently have ten development programs in progress:  studies of AEOL 10150 as a medical countermeasure against the effects of sulfur mustard gas, phosgene gas,  chlorine gas on the lungs, against the effects of radiation on the lungs and on the gastro-intestinal tract, against the effects of nerve agents, and as a treatment for cancer, studies of AEOL 11207 and several other compounds as potential treatments for Parkinson’s disease and epilepsy, and a study of Hexyl as protectant against radiation exposure.  Because of the uncertainty of our research and development and clinical studies, we are unable to predict the total level of spending on the program or the program completion date. We expect R&D expenses during fiscal year 2012 will be higher than fiscal year 2011 because we expect to continue and expand our efforts under the BARDA Contract. However, we anticipate that much of the increase in R&D spending should be reimbursed under that contract.

General and administrative (“G&A”) expenses increased $25,000, or 3%, to $865,000 for the three months ended March 31, 2012 from $840,000 for the three months ended March 31, 2011. Salaries and wages and increased by $126,000 due to three full months of activity with our increased staff under the BARDA contract as of March 31, 2012 compared to less than two months of activity with our increased staff under the BARDA contract for three months ended March 31, 2011.

Six months ended March 31, 2012 versus six months ended March 31, 2011

We had net income of $5,740,000 (including a non-cash adjustment for decreases in valuation of warrants of $7,012,000) and net losses of $3,842,000 (including a non-cash charge for increases in valuation of warrants of $2,456,000), and cash outflows from operations of $513,000 and cash outflows from operations of $1,925,000 for the six months ended March 31, 2012 and March 31, 2011, respectively.

Revenue for the six months ended March 31, 2012 was $4,446,000, which compares to $785,000 revenue for the six months ended March 31, 2011.  The increase is primarily attributable to a full six months of activity and an increased level of development work in progress under the BARDA contract as of March 31, 2012 compared with less than two months of activity and a decreased level of development due to the inception of the BARDA contract during the six months ended March 31, 2011.

Research and Development (“R&D”) expenses increased $2,900,000, or 264%, to $3,998,000 for the six months ended March 31, 2012 from $1,097,000 for the six months ended March 31, 2011. The increase is primarily attributable to a full six months of activity and an increased level of development work in progress under the BARDA contract as of March 31, 2012 compared with less than two months of activity and a decreased level of development due to the inception of the BARDA contract during the six months ended March 31, 2011.

General and administrative (“G&A”) expenses increased $330,000, or 24%, to $1,720,000 for the six months ended March 31, 2012 from $1,390,000 for the six months ended March 31, 2011. Salaries and wages and increased by $360,000 due to six full months of activity with our increased staff under the BARDA contract as of March 31, 2012 compared to less than two months of activity with our increased staff under the BARDA contract for six months ended March 31, 2011.

Liquidity and Capital Resources

We had cash and cash equivalents of $390,000 on March 31, 2012, and $518,000 on September 30, 2011. The decrease in cash was primarily due to cash used in operations.  We had Accounts receivable of $2,479,000 on March 31, 2012, and $1,677,000 on September 30, 2011. The increase was primarily due to the timing of the work under the BARDA Contract.  We had Accounts payable of $3,376,000 on March 31, 2012, and $2,144,000 on September 30, 2011. The increase was primarily due to the timing of the work under the BARDA Contract and operations.

We had net income of $5,740,000 (including a non-cash adjustment for decreases in valuation of warrants of $7,012,000) for the six months ended March 31, 2012. We had cash outflows from operations of $513,000. We expect to incur additional losses and negative cash flow from operations during the remainder of fiscal year 2012 and potentially for several more years.

On February 11, 2011, we were awarded the BARDA Contract to fund the development of AEOL 10150 as a medical countermeasure for Lung-ARS from its current status to FDA approval in response to Special Instructions Amendment 4 to a Broad Agency Announcement (BAA-BARDA-09-34) for advanced research and development of medical countermeasures for chemical, biological, radiological and nuclear threats.  The contract value could be up to $118.4 million depending on options exercised by BARDA and the requirements for approval by the FDA.  Under the BARDA Contract, substantially all of the costs of the development of AEOL 10150 as a medical countermeasure for pulmonary injuries resulting from an acute exposure to radiation from a radiological/nuclear accident or attack, particularly injuries associated with ARS or Delayed Effects of Acute Radiation Exposure would be paid for by the U.S. government through BARDA funding.  We recognized $2,231,000 in revenue during the quarter ended March 31, 2012 related to the BARDA Contract.  The BARDA Contract include provisions to cover some, but not all, general corporate overhead as well as a small provision for profit. The net impact of the contract on the Company’s liquidity is that its projected cash burn has been reduced. Certain costs, typically those of being a public company, like legal costs associated with being a public company, IR/PR costs and patent-related costs, are not included in overhead reimbursement in the BARDA Contract.

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

The BARDA Contract is classified as a “cost-plus-fixed-fee” contract. We recognize government contract revenue in accordance with the authoritative guidance for revenue recognition, including the authoritative guidance specific to federal government contracts. Reimbursable costs under the BARDA Contract primarily include direct labor, subcontract costs, materials, equipment, travel and indirect costs. In addition, we receive a fixed fee under the BARDA Contract, which is unconditionally earned as allowable costs are incurred and is not contingent on success factors. Reimbursable costs under this BARDA Contract, including the fixed fee, are recognized as revenue in the period the reimbursable costs are incurred and become billable.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is presently limited to the interest rate sensitivity of our cash and cash equivalents, which is affected by changes in the general level of U.S. interest rates. However, we believe that we are not subject to any material market risk exposure and do not expect that changes in interest rates would have a material effect upon our financial position. A hypothetical 10% change in interest rates would not have a material effect on our Statements of Operations or Cash Flows for the three months ended March 31, 2012. We do not have any foreign currency or other derivative financial instruments.

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

Management’s Report of Internal Control over Financial Reporting as of March 31, 2012

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 6.    Exhibits

Exhibit #		Description
10.1	(1)	Form of Securities Purchase Agreement

10.2	(2)	Form of Registration Rights Agreement

10.3	(3)	Form of Warrant

31.1		Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2		Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1		Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	+	XBRL Instance Document

101.SCH	+	XBRL Taxonomy Extension Schema Document

101.CAL	+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	+	XBRL Taxonomy Extension Presentation Linkbase Document

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

(1) Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2012.

(2) Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2012.

(3) Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEOLUS PHARMACEUTICALS, INC.

Date: May 14, 2012	By /s/ John L. McManus
John L. McManus
President and Chief Executive Officer
(Principal Executive Officer)

By /s/ Russell Skibsted
Russell Skibsted
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)