Form 10-Q
period 2012-06-30
AEOLUS PHARMACEUTICALS, INC.
filed 2012-08-14
CIK 1261734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012.

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
(Registrant's Telephone Number, Including Area Code) 949-481-9825

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Common Stock, par value $.01 per share	Outstanding as of April 23, 2012 62,670,884 shares

AEOLUS PHARMACEUTICALS, INC.
FORM 10-Q
For the Quarter Ended June 30, 2012

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
AEOLUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share related data)
(Unaudited)

	June 30, 2012	September 30, 2011

ASSETS
Current assets:
Cash and cash equivalents	$207	$518
Accounts receivable	2,365	1,677
Prepaids and other current assets	55	63
Total current assets	2,627	2,258
Investment in CPEC LLC	32	32
Total assets	$2,659	$2,290

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$3,240	$2,144
Total current liabilities	3,240	2,144
Warrant liability	12,710	23,405
Total liabilities	15,950	25,549
Commitments and contingencies (Note H)
Stockholders' deficit:
Preferred stock, $.01 par value per share, 10,000,000 shares authorized:
Series A nonredeemable convertible preferred stock, 1,250,000 shares authorized as of June 30, 2012 and September 30, 2011, respectively; no shares issued and outstanding as of June 30, 2012 and September 30, 2011, respectively	—	—
Series B nonredeemable convertible preferred stock, 1,600,000 and 600,000 shares authorized as of June 30, 2012 and September 30, 2011, respectively; 526,080 and 526,080 shares issued and outstanding as of June 30, 2012 and September 30, 2011, respectively	5	5
Common stock, $.01 par value per share, 200,000,000 shares authorized; 62,731,963 and 60,470,718 shares issued and outstanding as of June 30, 2012 and September 30, 2011, respectively	627	605
Additional paid-in capital	159,685	158,543
Accumulated deficit	(173,608)	(182,412)
Total stockholders' deficit	(13,291)	(23,259)
Total liabilities and stockholders' deficit	$2,659	$2,290

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Revenue:
Contract revenue	$1,448	$1,912	$5,894	$2,697
Costs and expenses:
Research and development	1,226	1,948	5,223	3,045
General and administrative	824	1,155	2,545	2,546
Total costs and expenses	2,050	3,103	7,768	5,591
Loss from operations	(602)	(1,191)	(1,874)	(2,894)
Non-cash financing charges and change in fair value of warrants (Notes D, E and F)	3,666	7,484	10,678	5,028
Interest expense, net	—	—	—	(21)
Other income, net	—	—	—	337
Net income	$3,064	$6,293	$8,804	$2,450
Net income per weighted share attributable to common stockholders:
Basic	$0.05	$0.10	$0.14	$0.04
Diluted	$0.05	$0.07	$0.12	$0.03
Weighted average common shares outstanding:
Basic	62,678	60,468	61,210	59,138
Diluted	64,919	86,550	73,097	85,220

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$8,804	$2,450
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation	505	740
Change in fair value of warrants	(10,695)	(5,562)
Noncash interest and warrant costs	17	528
Change in assets and liabilities:
Accounts receivable	(688)	(466)
Prepaid and other assets	8	(30)
Accounts payable and accrued expenses	1,096	(402)
Net cash used in operating activities	(953)	(2,742)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	660	987
Costs related to the issuance of common stock and warrants	(18)	—
Proceeds from exercise of warrants	—	283
Net cash provided by financing activities	642	1,270
Net decrease in cash and cash equivalents	(311)	(1,472)
Cash and cash equivalents at beginning of period	518	2,355
Cash and cash equivalents at end of period	$207	$883

Supplemental disclosure of non-cash financing activities:
Preferred stock and warrants issued for payment of note payable	$—	$453
Preferred stock and warrants issued for payment of interest on note payable	$—	$210

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

A.	Organization, Business and Summary of Significant Accounting Policies

Organization

The accompanying unaudited condensed consolidated financial statements include the accounts of Aeolus Pharmaceuticals, Inc. and its subsidiary, Aeolus Sciences, Inc. (collectively, "we," "us," "the Company" or "Aeolus"). All significant intercompany accounts and transactions have been eliminated in consolidation. Aeolus is a Delaware corporation. The Company's primary operations are located in Mission Viejo, California.

Business

Aeolus Pharmaceuticals, Inc. is a biopharmaceutical company that is developing a platform of a new class of broad-spectrum, catalytic antioxidant compounds based on technology discovered at Duke University and National Jewish Health. The Company's lead compound, AEOL 10150, is a metalloporphyrin specifically designed to neutralize reactive oxygen and nitrogen species. The Company is developing AEOL 10150 as a medical countermeasure against the pulmonary effects of radiation exposure under a contract valued, from inception, at up to $118.4 million ("BARDA Contract") with the Biomedical Advanced Research and Development Authority ("BARDA"), a division of the Department of Health and Human Services. The Company is also developing AEOL 10150 for use in oncology indications where it would be used in combination with radiation and chemotherapy. Additionally, Aeolus receives development support from the National Institutes of Health ("NIH") for development of the compound as a medical countermeasure against radiation and chemical exposure.

Basis of Presentation

All significant intercompany activity has been eliminated in the preparation of the condensed consolidated financial statements. The unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Some information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. The condensed balance sheet at September 30, 2011 was derived from the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2011, filed with the SEC on December 27, 2011. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in that Annual Report on Form 10-K and in the Company's other SEC filings. Results for the interim period are not necessarily indicative of the results for any other period.

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

Cash and Cash Equivalents

The Company invests available cash in short-term bank deposits. Cash and cash equivalents include investments with maturities of three months or less at the date of purchase. The carrying value of cash and cash equivalents approximate their fair market value at June 30, 2012 and 2011 due to their short-term nature.

Significant customer and accounts receivable

For the nine months ended June 30, 2012 and 2011, the Company’s primary customer was BARDA. For the nine months ended June 30, 2012 and 2011, 100% of both revenues and accounts receivable were from this customer. Unbilled accounts receivable, included in accounts receivable, totaling $914,000 and $205,000 as of June 30, 2012 and September 30, 2011, respectively, relate to work that has been performed, though invoicing has not yet occurred. All of the unbilled receivables are expected to be billed and collected within the next 12 months. Accounts receivable are stated at invoice amounts. If necessary, the Company records a provision for doubtful receivables to allow for any amounts which may be unrecoverable. This provision is based upon an analysis of the Company’s prior collection experience, customer credit worthiness and current economic trends. As of June 30, 2012 and September 30, 2011, an allowance for doubtful accounts was not recorded as the collection of amounts due was deemed probable.

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

Revenue Recognition

Aeolus recognizes revenue in accordance with the authoritative guidance for revenue recognition. Revenue is recognized when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery (or passage of title) has occurred or services have been rendered, (iii) the seller's price to the buyer is fixed or determinable, and (iv) collectability is reasonably assured.

The BARDA Contract is classified as a "cost-plus-fixed-fee" contract. Aeolus recognizes government contract revenue in accordance with the authoritative guidance for revenue recognition including the authoritative guidance specific to federal government contracts. Reimbursable costs under the contract primarily include direct labor, subcontract costs, materials, equipment, travel, and indirect costs. In addition, we receive a fixed fee under the BARDA Contract, which is unconditionally earned as allowable costs are incurred and is not contingent on success factors. Reimbursable costs under the BARDA Contract, including the fixed fee, are recognized as revenue in the period the reimbursable costs are incurred and become billable.

Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their fair values due to their short maturities.

Fair Value Measurements

The Company follows Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures, for financial and non-financial assets and liabilities.

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

•	Level 3: Unobservable inputs that reflect the reporting entity's own assumptions.

The warrant liability is measured at fair market value on a recurring basis as of June 30, 2012 and September 30, 2011 and is summarized below (in thousands):

Fair value at June 30, 2012			Fair value at September 30, 2011
Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
$—	$—	$12,710	$—	$—	$23,405

The following table summarizes as of June 30, 2012 the warrant activity subject to Level 3 inputs which are measured on a recurring basis:

Fair value measurements of warrants using significant unobservable inputs (Level 3)
Balance at September 30, 2011	$23,405
Warrants exercised	(17)
Change in fair value of warrant liability	(10,678)
Balance at June 30, 2012	$12,710

B.	Liquidity

The Company had cash and cash equivalents of $207,000 on June 30, 2012, and $518,000 on September 30, 2011.  The decrease in cash was primarily due to cash used in operations.  The Company had accounts receivable of $2,365,000 on June 30, 2012, and $1,677,000 on September 30, 2011, and accounts payable of $3,240,000 on June 30, 2012, and $2,144,000 on September 30, 2011.

The Company had net income of $3,064,000 (including a non-cash adjustment for decreases in valuation of warrants of $3,666,000) and net income of $8,804,000 (including a non-cash adjustment for decreases in valuation of warrants of $10,678,000) for the three and nine months ended June 30, 2012, respectively. For the same periods, the Company had cash outflows from operations of $440,000 and $953,000, respectively. The Company expects to incur additional losses and negative cash flow from operations during the remainder of fiscal years 2012 and 2013, and potentially longer.

The BARDA Contract could be valued, from inception, at up to $118.4 million depending on options exercised by BARDA and the requirements for approval by the U.S. Food and Drug Administration.  Under the BARDA Contract, substantially all of the costs of the development of AEOL 10150 as a medical countermeasure for pulmonary injuries resulting from an acute exposure to radiation from a radiological/nuclear accident or attack, particularly injuries associated with acute radiation syndrome (“ARS”) or Delayed Effects of Acute Radiation Exposure would be paid for by the U.S. government.  The Company recognized $1,448,000 and $5,894,000 in revenue during the three and nine months ended June 30, 2012, respectively, related to the BARDA Contract.  On April 16, 2012, the Company announced that BARDA had exercised two contract options worth approximately $9,100,000.  The bulk of the options are for the period of performance beginning April 1, 2012 and ending June 30, 2013.

The direct costs of the base contract and all exercised options of the pulmonary sub-syndrome of ARS development program supported by the advanced research and development contract with BARDA is fully funded.  Since the terms of the BARDA Contract include provisions to cover some general corporate overhead as well as a small provision for profit, the net impact of the BARDA Contract on the Company’s liquidity is that its projected cash burn has been reduced, but not eliminated. Costs associated with being a public company, for example, legal costs, investor relations and public relations costs and patent-related costs, are not included in overhead reimbursement in the BARDA Contract.

The Company has incurred significant losses since its inception. At June 30, 2012, the Company’s accumulated deficit was $173,608,000. This raises substantial doubt about the Company’s ability to continue as a going concern, which will be dependent on the Company’s ability to generate sufficient cash flows to meet the Company’s obligations on a timely basis, obtain additional financing and, ultimately, achieve operating profits through product sales or BARDA procurements. As such, the Company’s continuation as a going concern is dependent upon its ability to raise additional financing. If the Company is unable to obtain additional financing to fund operations, it will need to eliminate some or all of its activities, merge with another company, sell some or all of its assets to another company, or cease operations entirely. There can be no assurance that the Company will be able to obtain additional financing on acceptable terms or at all, or that the Company will be able to merge with another Company or sell any or all of its assets. The Company intends to explore strategic and financial alternatives, which may include a merger or acquisition with or by another company, the sale of shares of stock and/or convertible debentures, the establishment of new collaborations for current research programs that include initial cash payments and on-going research support and the out-licensing of the Company’s compounds for development by a third party. The Company believes that without additional investment capital it will not have sufficient cash to fund its activities in the near future, and will not be able to continue operating.

C.	Warrant Liability

Increases or decreases in fair value of the warrants are included as a component of other income (expenses) in the accompanying statement of operations for the respective period. As of June 30, 2012, the liability for warrants decreased to $12,710,000, resulting in a gain to the statements of operations of $3,666,000 and $10,678,000 for the three and nine months ended June 30, 2012, respectively. The warrant liability and revaluations have not and will not have any impact on the Company’s working capital, liquidity or business operations due to the non-cash nature of the liability.

D.	Note Payable

Elan Note Payable

In August 2002, Aeolus borrowed $638,000 from Elan Corporation, plc ("Elan") pursuant to a promissory note. The note payable accrued interest at 10% compounded semi-annually. The note was convertible at the option of Elan into shares of the Company's Series B non-voting convertible preferred stock ("Series B Stock") at a rate of $43.27 per share. The original note matured on December 21, 2006. However, in February 2007, the Company and Elan terminated the note, the Company paid $300,000 in cash to Elan and Elan forgave $225,000 of the note payable. Elan and the Company entered into a new two-year note payable in the amount of $453,000 under substantially the same terms as the original note. In February 2009, the Company and Elan agreed to amend the new note payable to extend its maturity date from February 7, 2009 to February 7, 2011 and increased the interest rate of the convertible promissory note from 10% to 11% effective February 7, 2009. As of the date of the amendment, an aggregate of $553,000 in principal and interest was outstanding under the convertible promissory note. In the event of a default under the terms of the convertible promissory note, Elan had the right to demand immediate payment of all amounts outstanding under the note. For purposes of the note, an event of default included, among other items, a default in the payment of the note principal or interest when due and payable, an uncured breach by the Company of its obligations to Elan pursuant the agreements under which the convertible promissory note was issued, an inability of the Company to pay its debts in the normal course of business, the cessation of business activities by the Company (other than as a result of a merger or consolidation with a third party) without Elan's prior written consent and the appointment of a liquidator, receiver, administrator, examiner, trustee or similar officer of the Company or over all or substantially all of its assets under the law.

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

E.	Stockholders' Equity

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

Of the 10,000,000 shares of total authorized shares of Preferred Stock, 1,250,000 shares are designated as Series A Convertible Preferred Stock and 1,600,000 shares are designated as Series B Stock. The Series B Stock is not entitled to vote on any matter submitted to the vote of holders of the common stock except that the Company must obtain the approval of a majority of the outstanding shares of Series B Stock to either amend the Company's Certificate of Incorporation in a manner that would adversely affect the Series B Stock (including by creating an additional class or series of stock with rights that are senior or pari passu to the Series B Stock) or change the rights of the holders of the Series B Stock in any other respect. Each share of Series B Stock is convertible at any time by the holder thereof into one share of the Company's common stock, provided that no conversion may be effected that would result in the holders of Series B Stock owning more than 9.9% of the Company's common stock on a fully converted to common stock basis. If the Company pays a cash dividend on its common stock, it must also pay the same dividend on an as converted basis on the Series B Stock. Upon a liquidation, dissolution, bankruptcy or winding up of the Company or the sale of all or substantially all of the Company's assets, the holders of Series B Stock will be entitled to receive, together with the holders of common stock, the assets of the Company in proportion to the number of shares of common stock held (assuming conversion of the Series B Stock into shares of common stock).

There were no shares of Series A Convertible Preferred Stock issued or outstanding as of June 30, 2012.

As of June 30, 2012,  526,080 shares of Series B Stock were outstanding, all of which were held by Elan. Each share of Series B Stock was convertible into one share of common stock as of June 30, 2012.

Common Stock

March 2012 Financing

On March 30, 2012 and April 4, 2012, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Purchasers”) and completed a financing (the “March 2012 Financing”). Under the terms of the Purchase Agreement, the Company received $660,000 in gross proceeds in exchange for the issuance of an aggregate of approximately 2,200,166 units (the “March 2012 Units”), consisting of 2,200,166 shares of common stock and 1,650,126 warrants, at a purchase price of $0.30 per Unit. Each Unit consisted of (i) one share of common stock (the “March 2012 Common Shares”) and (ii) a five year warrant to purchase 0.75 of a share of the Company’s common stock (the “March 2012 Warrants”). The March 2012 Warrants have an initial exercise price of $0.40 per share.

On March 30, 2012, the Company received $530,000 in gross proceeds in exchange for the issuance of an aggregate of 1,766,833 March 2012 Units, which consisted of 1,766,833 shares of common stock and 1,325,126 warrants.

On April 4, 2012, the Company received $130,000 in gross proceeds in exchange for the issuance of an aggregate of approximately 433,333 March 2012 Units, which consisted of 433,333 shares of common stock and 325,000 warrants.

Net cash proceeds from the March 2012 Financing, after deducting for expenses, were $645,000. The Company also incurred non-cash expenses in the form of 12,501 warrants issued to consultants, at similar terms as the March 2012 Warrants, for services provided. Pursuant to the warrants, the Company is obligated to issue up to a total of 1,662,627 shares of common stock as of June 30, 2012 in connection with the March 2012 Financing.

The fair value of the March 2012 Warrants issued on March 30, 2012 was estimated to be $363,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 150.74%, risk free interest rate of 1.04% and an expected life of five years. The proceeds from the March 2012 Financing were allocated based upon the relative fair values of the March 2012 Financing Warrants and the March 2012 Common Shares.

The fair value of the March 2012 Warrants issued on April 4, 2012 was estimated to be $84,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 149.36%, risk free interest rate of 1.05% and an expected life of five years. The proceeds from the March 2012 Financing were allocated based upon the relative fair values of the March 2012 Financing Warrants and the March 2012 Common Shares.

August 2010 Financing

On August 12, 2010, the Company announced an additional financing (the "August 2010 Financing") with certain existing investors (the "August 2010 Investors"). Under the terms of the agreement, the Company received $1.0 million in gross proceeds in exchange for the issuance of 2.5 million shares of common stock and warrants to purchase up to 1,875,000 shares at an exercise price of $0.50 per share. The Company also granted to the August 2010 Investors the option to acquire, collectively, up to an additional 2,500,000 units, comprised of an aggregate of 2,500,000 shares of common stock and warrants to purchase up to an aggregate of 1,875,000 additional shares of common stock at an exercise price of $0.50 (the "August 2010 Call Option"). In addition, the August 2010 Investors granted to the Company the option to require these August 2010 Investors, severally and not jointly, to acquire up to 2,500,000 additional units, less any additional units acquired under the August 2010 Call Option, at the per additional unit purchase price of $0.40 (the "August 2010 Put Option").

Net cash proceeds from the August 2010 Financing, after deducting for expenses, were $900,000.

The fair value of the August 2010 Financing warrants was estimated to be $542,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 91.83%, risk free interest rate of 2.08% and an expected life of seven years. The proceeds from the August 2010 Financing were allocated based upon the relative fair values of the August 2010 Financing warrants and the August 2010 Shares. Due to the variable strike price provision of the August 2010 Financing warrants, these warrants were deemed to be a liability under current accounting guidance and, as a result, the warrant liability was increased by $542,000, of which $179,000 was recorded as a charge to the Statement of Operations, and $363,000 of proceeds from the August 2010 Financing was allocated to the value of the August 2010 Financing warrants.

On December 28, 2010, the investors exercised their Call Option and the Company received $1.0 million in proceeds in exchange for 2,500,000 common shares and 1,875,000 warrants, with an initial exercise price of $0.50 per share, subject to adjustment as provided in the warrants (the "Additional Warrants"). The Additional Warrants are exercisable for a seven-year period from their date of issuance; contain a "cashless exercise" feature that allows the holder to exercise the Additional Warrants without a cash payment to the Company under certain circumstances; contain a dividend participation right which allows the holder to receive any cash dividends paid on the common stock without exercising the Additional Warrant; contain a provision that provides for the reduction of the exercise price to $0.01 in the event of any such payment of cash dividends by the Company or upon a change of control; and contain anti-dilution provisions in the event of a stock dividend or split, dividend payment or other issuance, reorganization, recapitalization or similar event.

The net proceeds to the Company from the December 2010 financing, after deducting for expenses, were $990,000.

The fair value of the August 2010 Call Option warrants was estimated to be $912,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 90.51%, risk free interest rate of 2.89% and an expected life of seven years. The proceeds from the August 2010 Call Option exercise were allocated based upon the relative fair values of the August 2010 Call Option warrants and the August 2010 Put Option shares. Due to the variable strike price provision of the August 2010 Call Option warrants, these warrants were deemed to be a liability under current accounting guidance and as a result the warrant liability was increased by $912,000 of which $534,000 was recorded as a charge to the Statement of Operations in December, 2010 and $378,000 of proceeds from the August 2010 Call Option exercise was allocated to the value of the August 2010 Call Option warrants.

Dividends

The Company has never paid a cash dividend on its common stock and does not anticipate paying cash dividends on its common stock in the foreseeable future. If the Company pays a cash dividend on its common stock, it also must pay the same dividend on an as converted basis on its outstanding Series B Stock. In addition, under the terms of the warrants to purchase up to 59,149,999 shares of the Company's common stock issued to Xmark Opportunity Partners, LLC or its affiliates in four transactions (on each of October 6, 2009, July 30, 2010, August 11, 2010 and December 31, 2010), if the Company were to pay a dividend on its common stock, the exercise price of these warrants would be reset from $0.28 per share or $0.50 per share, as applicable, to $0.01 per share and the warrant holders would also be entitled to receive any such dividend paid.

Warrants

As of June 30, 2012, warrants to purchase an aggregate of 62,062,626 shares of common stock were outstanding with a weighted average exercise price of $0.31 per share. Details of the warrants for common stock outstanding at June 30, 2012 are as follows:

Number of Shares	Exercise Price	Expiration Date
100,000	$0.45	May 2014
100,000	$1.00	May 2014
100,000	$1.50	May 2014
125,000	$0.65	June 2014
125,000	$1.00	June 2014
20,000	$0.39	September 2014
15,000	$0.50	September 2014
15,000	$0.60	September 2014
50,000	$0.38	April 2015
50,000	$0.50	May 2016
50,000	$0.50	July 2016
50,000	$1.00	July 2016
50,000	$1.50	July 2016
50,000	$2.00	July 2016
50,000	$2.50	July 2016
43,614,285	$0.28	October 2016
1,337,627	$0.40	March 2017
325,000	$0.40	April 2017
300,000	$0.258	June 2017
11,785,714	$0.28	July 2017
1,875,000	$0.50	August 2017
1,875,000	$0.50	December 2017
62,062,626	$0.31

As of June 30, 2012, one warrant to purchase an aggregate of 896,037 shares of preferred stock was outstanding. The warrant has an exercise price of $0.01 per share and expires in February 2016.

Below is a summary of warrant activity ("common and preferred") for the nine months ended June 30, 2012:

		Weighted Average
	Number of Shares	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at September 30, 2011	61,936,036	$0.30	5.13	$8,257,575
Granted	1,962,627	$0.38	4.79	$-
Exercised	(940,000)	$0.28	-	$-
Expired or canceled	-	$-	-	$-
Forfeited	-	$-	-	$-
Vested	-	$-	-	$-
Outstanding at June 30, 2012	62,958,663	$0.30	4.46	$215,049

Below is a summary of warrant activity ("common and preferred") for the nine months ended June 30, 2011:

		Weighted Average
	Number of Shares	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at September 30, 2010	66,901,667	$0.34	5.45	$16,278,267
Granted	3,571,037	$0.68	6.93	$2,000
Exercised	(1,336,668)	$0.28	0.66	$579,850
Expired or canceled	(7,250,000)	$0.78	-	$-
Forfeited	-	$-	-	$-
Vested	-	$-	-	$-
Outstanding at June 30, 2011	61,886,036	$0.31	5.48	$10,712,700

F.	Stock-Based Compensation

Below is a summary of stock option activity for the nine months ended June 30, 2012:

		Weighted Average
	Number of Shares	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at September 30, 2011	8,942,628	$0.82	6.48	$258,555
Granted	362,500	$0.33	9.64	$-
Exercised	-	$-	-	$-
Expired or canceled	(85,106)	$10.79	-	$-
Forfeited	(37,500)	$0.31	-	$-
Vested (RSAs)	-	$-	-	$-
Outstanding at June 30, 2012	9,182,522	$0.71	5.93	$-

For the nine months ended June 30, 2012, all stock options were granted with an exercise price at or above the fair market value of the Company's common stock on the date of grant.

Below is a summary of stock option activity for the nine months ended June 30, 2011:

		Weighted Average
	Number of Shares	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at September 30, 2010	7,921,904	$1.12	7.00	$874,345
Granted	712,500	$0.60	9.59	$788
Exercised	-	$-	-	$-
Expired or canceled	(67,458)	$29.60	-	$-
Forfeited	-	$-	-	$-
Vested (RSAs)	-	$-	-	$-
Outstanding at June 30, 2011	8,566,946	$0.85	6.58	$471,870

For the nine months ended June 30, 2012, all stock options were granted with an exercise price at or above the fair market value of the Company's common stock on the date of grant.

The details of stock options for the nine months ended June 30, 2012 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2012	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable at June 30, 2012	Weighted Average Exercise Price
$0.29-0.30	1,272,500	$0.30	6.89	1,262,189	$0.30
$0.31-0.40	3,780,250	$0.38	7.92	3,549,633	$0.39
$0.41-0.50	177,000	$0.46	7.00	175,125	$0.46
$0.51-0.60	988,750	$0.59	6.93	988,750	$0.59
$0.61-0.70	66,611	$0.68	4.12	66,611	$0.68
$0.71-0.80	382,250	$0.75	4.92	382,250	$0.75
$0.81-0.90	769,835	$0.88	3.91	769,835	$0.88
$0.91-1.45	126,000	$1.06	2.96	126,000	$1.06
$1.46-1.85	1,467,269	$1.55	1.24	1,467,269	$1.55
$1.86-5.10	152,057	$4.05	1.70	152,057	$4.05
$0.29-5.10	9,182,522	$0.71	5.93	8,939,719	$0.72

Stock-based compensation expense recognized in the statement of operations is as follows (in thousands):

	For the three months ended June 30,		For the nine months ended June 30,
	2012	2011	2012	2011
Research and Development Expenses	$3	$24	$10	$67
General and Administrative Expenses	156	296	495	673
	$159	$320	$505	$740

The total unrecognized compensation expense for outstanding and unvested stock options for the nine months ended June 30, 2012 was $66,000. The weighted average remaining recognition period for the total deferred compensation expense is approximately seven months. The fair value of the options and warrants associated with the above compensation expense was determined at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the nine months ended June 30,
	2012	2011
Dividend yield	0%	0%
Expected volatility	150%	91%
Risk-free interest rate	1.03%	3.5%
Expected term	5.07 years	10 years

G.	Net Income Per Common Share

The Company computes basic net income per weighted average share attributable to common stockholders using the weighted average number of shares of common stock outstanding during the period. The Company computes diluted net income  per weighted average share attributable to common stockholders using the weighted average number of shares of common and dilutive potential common shares outstanding during the period. Potential common shares outstanding consist of stock options, warrants and convertible preferred stock using the treasury stock method and are excluded if their effect is anti-dilutive.

In the computation of diluted earnings per common share for the three months ended June 30, 2012 and 2011, we have excluded 9,182,522 and 7,420,585 stock options, respectively, with exercise prices greater than the average market price of the underlying common stock, because their inclusion would have been anti-dilutive. Furthermore, for the three months ended June 30, 2012 and 2011, we have excluded 61,244,158 and 36,828,623 warrants, respectively, with exercise prices greater than the average market price of the underlying common stock, because their inclusion would have been anti-dilutive.

In the computation of diluted earnings per common share for the nine months ended June 30, 2012 and 2011, we have excluded 8,979,048 and 6,990,547 stock options, respectively, with exercise prices greater than the average market price of the underlying common stock, because their inclusion would have been anti-dilutive. Furthermore, for the nine months ended June 30, 2012 and 2011, we have excluded 51,801,746 and 32,331,610 warrants, respectively, with exercise prices greater than the average market price of the underlying common stock, because their inclusion would have been anti-dilutive.

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Numerator:
Net income (loss)	$3,064	$6,293	$8,804	$2,450
Denominator:
Weighted-average number of shares – basic	62,678	60,468	61,210	59,138
Dilutive securities – equity awards	2,241	26,082	11,887	26,082
Weighted-average number of shares – diluted	64,919	86,550	73,097	85,220
Earnings per share – basic	$0.05	$0.10	$0.14	$0.04
Earnings per share – diluted	$0.05	$0.07	$0.12	$0.03

H.	Commitments

The Company acquires assets still in development and enters into research and development arrangements with third parties that often require milestone and royalty payments to the third party contingent upon the occurrence of certain future events linked to the success of the asset in development. Milestone payments may be required, contingent upon the successful achievement of an important point in the development life-cycle of the pharmaceutical product (e.g., approval of the product for marketing by a regulatory agency). If required by the arrangement, the Company may have to make royalty payments based upon a percentage of the sales of the pharmaceutical product in the event that regulatory approval for marketing is obtained. Because of the contingent nature of these payments, they are not included in the table of contractual obligations. No milestones have been met, nor have any payments been paid, as of June 30, 2012.

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

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Unless otherwise noted, the terms "we," "our" or "us" refer collectively to Aeolus Pharmaceuticals, Inc. and our wholly owned subsidiary, Aeolus Sciences, Inc.

This report contains, in addition to historical information, statements by us with respect to expectations about our business and future results which are "forward-looking" statements under the Private Securities Litigation Reform Act of 1995. These statements and other statements made elsewhere by us or by our representatives, which are identified or qualified by words such as "likely," "will," "suggests," "expects," "might," "believe," "could," "should," "may," "estimates," "potential," "predict," "continue," "would," "anticipates," "plans," or similar expressions, are based on a number of assumptions that are subject to risks and uncertainties. Such statements include, but are not limited to, those relating to our product candidates and funding options, as well as our proprietary technologies and uncertainties and other factors that may cause our actual results to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Important factors that could cause results to differ include risks associated with uncertainties of progress and timing of clinical trials, scientific testing, obtaining regulatory approval, the need to obtain (and obtaining) funding for pre-clinical and clinical trials and operations, the scope and validity of intellectual property protection for our product candidates, proprietary technologies and their uses, new accounting and Securities and Exchange Commission ("SEC") requirements and competition from other biopharmaceutical companies. Certain of these factors and others are more fully described in our filings with the SEC, including, but not limited to, our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, filed with the SEC on December 27, 2011. All forward-looking statements are based on information available as of the date hereof, and we do not assume any obligation to update such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Operations Summary

Business

Aeolus Pharmaceuticals, Inc. is a biopharmaceutical company that is developing a platform of a new class of broad-spectrum, catalytic antioxidant compounds based on technology discovered at Duke University and National Jewish Health. These compounds, known as metalloporphyrins, scavenge reactive oxygen species ("ROS") at the cellular level, mimicking the effect of the body's own natural antioxidant enzyme, superoxide dismutase. While the benefits of antioxidants in reducing oxidative stress are well-known, research with our compounds indicates that metalloporphyrins can be used to affect signaling via ROS at the cellular level. In addition, there is evidence that high-levels of ROS can affect gene expression and this may be modulated through the use of metalloporphyrins. We believe this could have a profound beneficial impact on people who have been exposed, or are about to be exposed, to high-doses of radiation, whether from cancer therapy or a nuclear event.

Our lead compound, AEOL 10150, is a metalloporphyrin specifically designed to neutralize reactive oxygen and nitrogen species. The neutralization of these species reduces oxidative stress, inflammation, and subsequent tissue damage-signaling cascades resulting from radiation exposure. We are developing AEOL 10150 as a medical countermeasure against the pulmonary effects of radiation exposure under a contract valued, from inception, at up to $118.4 million with BARDA, a division of the Department of Health and Human Services. Additionally, we receive development support from the National Institutes of Health for development of the compound as a medical countermeasure against radiation and chemical exposure.

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

AEOL 10150 is also currently being developed as a medical countermeasure for gastrointestinal sub-syndrome of acute radiation syndrome ("GI-ARS") and pulmonary sub-syndrome of acute radiation syndrome ("Lung-ARS"), both of which are caused by exposure to radiation due to a radiological or nuclear event. To date, the GI-ARS development program has been funded by the NIH – National Institute of Allergy and Infectious Diseases ("NIAID") through programs at the University of Maryland and Epistem, Ltd. Until February 2011, the Lung-ARS program was principally funded by us and the work was performed at Duke University and the University of Maryland. Since February 11, 2011, the Lung-ARS program has been funded by BARDA.

On February 11, 2011, we signed an agreement with BARDA for the development of AEOL 10150 as a medical countermeasure against the pulmonary sub-syndrome of acute radiation syndrome (the “BARDA Contract”), pursuant to which we will receive $10.4 million from BARDA in the base period of performance and up to an additional $108 million in options exercisable over four years following the base period of performance, if the options are exercised by BARDA for a contract value, from inception, of up to $118.4 million. On April 16, 2012, we announced that BARDA had exercised two contract options worth approximately $9.1 million.  The bulk of the options are for the period of performance beginning April 1, 2012 and ending March 31, 2013. If all options are exercised, the period of performance would be expected to continue through approximately February, 2016.

NIAID's Radiation/Nuclear Medical Countermeasures development program is currently testing AEOL 10150 as a countermeasure for GI-ARS caused by exposure to high levels of radiation due to a radiological or nuclear event. Similarly, the NIH's Countermeasures Against Chemical Threats ("CounterACT") program has tested, and continues to test, AEOL 10150 as a medical countermeasure for exposure to chemical vesicants such as chlorine gas, phosgene gas, mustard gas and nerve agents.

AEOL 10150 has already performed well in animal safety studies, been well-tolerated in two human clinical trials, demonstrated efficacy in two species in acute radiation syndrome ("ARS") studies and demonstrated statistically significant survival efficacy in an acute radiation-induced lung injury model. AEOL 10150 has also demonstrated efficacy in validated animal models for GI-ARS, chlorine gas exposure, and sulfur mustard gas exposure. Efficacy has been demonstrated in Lung-ARS in both rodent and non-human primate studies ("NHP"), with AEOL 10150 treated groups showing significantly reduced weight loss, inflammation, oxidative stress, lung damage, and most importantly, mortality. Therapeutic efficacy was demonstrated when delivered after exposure to radiation (24 hours after exposure for mice in the GI-ARS study and NHPs in the Lung-ARS studies, and two hours after exposure for mice in the Lung-ARS studies).

We have an active Investigational New Drug Application ("IND") on file with the U.S. Food and Drug Administration (the "FDA") for AEOL 10150 as a potential treatment for amyotrophic lateral sclerosis ("ALS"). We plan to file an IND for cancer with the oncology division of the FDA as well as with the Division of Medical Imaging Products for Lung-ARS. Extensive toxicology and pharmacology packages are already in place. We have already completed two Phase 1 safety studies in 50 humans demonstrating the drug to be safe and well tolerated. Chemistry, Manufacturing, and Controls work has been completed, and pilot lots have been prepared for scaling-up. At the current time, we have no plans to conduct further clinical trials in ALS.

We have two programs underway for the development of our second drug candidate, AEOL 11207, for the treatment of epilepsy and Parkinson’s disease.  These programs are being funded, in part, by private foundations, including the Michael J. Fox Foundation and Citizens United for Research in Epilepsy (“CURE”), and government grants.  In February 2011 data was published in the Journal Neurobiology of Disease from the CURE study indicating AEOL 11207 significantly reduced both the frequency and duration of spontaneous seizures in a pre-clinical epilepsy model.  Additionally, the study showed an increase in average life span, protection against neuronal death and no difference in seizure severity.

We were incorporated in the State of Delaware in 1994. Our common stock trades on the OTCQB Board under the symbol "AOLS." Our principal executive offices are located at 26361 Crown Valley Parkway, Suite 150 Mission Viejo, California 92691, and our phone number at that address is (949) 481-9825. Our website address is www.aeoluspharma.com. However, the information on, or that can be accessed through, our website is not part of this report. We also make available free of charge through our website our most recent annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

We do not generate revenue from sales, only from development contracts and grants from the U.S. government. Therefore, we must rely on public or private equity offerings, debt financings, collaboration arrangements or grants to finance our operations. Our strategy is to use non-dilutive capital wherever possible to develop our exciting platform of broad-spectrum catalytic antioxidant compounds in important unmet indications of national strategic importance. We plan to continue to leverage that capital, like the investments made by U.S. government agencies, such as the NIAID's and NIH's CounterACT program, in AEOL 10150 as a medical countermeasure, to concurrently develop these promising compounds for use in significant unmet medical indications, like oncology. We are currently doing this with AEOL 10150, where we are developing the compound as a medical countermeasure against the pulmonary sub-syndrome of acute radiation syndrome under the BARDA Contract.

BARDA Contract

Activities conducted or to be conducted during the first year base period of performance included radiation survival curve studies, dosing studies, bulk drug manufacturing, final drug product manufacturing, validation testing, compliance studies and the filing of an IND application, an orphan drug status application and a fast track designation application with the FDA. In the event BARDA exercises one or more of the options to extend the term of the BARDA Contract, optional activities to be conducted would include, among other things, bulk drug and final drug product manufacturing, stability studies, animal pivotal efficacy studies, human clinical safety studies and Phase I, Phase II and pre-new drug application (NDA) meetings and applications with the FDA.

We recognized approximately $1,448,000 and $5,894,000 during the three and nine months ended June 30, 2012 related to the BARDA Contract.

Following the commencement of the BARDA Contract, we entered into a series of agreements with various parties in furtherance of our efforts under the BARDA Contract, which are described in this paragraph. On February 18, 2011, we entered into a Research and Manufacturing Agreement with Johnson Matthey Pharmaceutical Materials, Inc. (d/b/a Johnson Matthey Pharma Services) ("JMPS"), pursuant to which we engaged JMPS to, among other things, assess and develop a reliable separations or manufacturing process for certain chemical compounds as required by us and to perform such additional work as may be required or agreed upon by the parties and to manufacture compounds for us. Each project performed by JMPS under the agreement will have a detailed project description and separate fee agreement based on the nature and duration of the project and the specific services to be performed by JMPS. The term of the agreement with JMPS will continue until February 16, 2016 or the date on which all projects under the agreement have been completed or terminated. On February 23, 2011, we and Booz Allen Hamilton Inc. ("Booz Allen") entered into a General Management Consulting Assignment, pursuant to which we engaged Booz Allen to, among other things, provide us with evaluation, operational and transitional support during the establishment and enhancement of our quality assurance, document management, earned value management and program management systems. We have agreed to pay Booz Allen on a time-and-materials basis. On March 16, 2011, we and the Office of Research and Development of the University of Maryland, Baltimore ("UMB") entered into a Sub-award Agreement, pursuant to which we engaged UMB to, among other things, develop a whole thorax lung irradiation model for use in studies supporting the licensure of AEOL 10150. The Sub-award Agreement is a fixed fee agreement inclusive of all direct and indirect costs. As a result of the contract modification and no-cost extension with BARDA mentioned below, the term of the Sub-award Agreement will continue through September, 2012. On April 12, 2011, we and Duke University ("Duke") entered into a Sponsored Research Agreement (Non-Clinical), pursuant to which we engaged Duke to perform a program of scientific research entitled "Murine Studies for the Development of AEOL 10150 as a Medical Countermeasure Against ARS and DEARE" (Delayed Effects of Acute Radiation Exposure), which will include, among other things, studies and models of optimum dosing of AEOL 10150 in mice. We entered into the Sponsored Research Agreement in furtherance of our efforts under the BARDA Contract. The Sponsored Research Agreement is a cost plus fee agreement inclusive of all direct and indirect costs.

On February 14, 2012, we presented the results and deliverables that had been produced during the first twelve months under the base period of the BARDA Contract at an "In-Progress Review" meeting with BARDA, and requested the exercise of additional contract options, which contain the key items required in the advanced development of AEOL 10150 from April 2012 through March 2013.

On February 15, 2012, we announced that we entered into a contract modification and no-cost extension with BARDA. The modification and extension allowed us to continue operating under the base period of the contract awarded in February 2011, and restructured the timing and components of the options that could be awarded under the remaining four years of the agreement. The changes did not impact the total potential value of the contract, which remains at approximately $118.4 million from inception of the contract. The contract restructure was driven by our ability to generate cost savings in the base year contract, and to allow BARDA to better manage contract options to expedite development program.

On April 16, 2012, we announced that BARDA had exercised two contract options worth approximately $9.1 million. The bulk of the options are for the period of performance beginning April 1, 2012 and ending March 31, 2013. BARDA's exercise of the options was in response to the presentation of the deliverables and progress made under the contract at the meeting on February 14, 2012. Among the key items in the options BARDA exercised were animal efficacy studies, mechanism of action research and manufacturing and process validation work. All of these items build off of work successfully completed during the first twelve months of the contract base period. The contract is designed to produce the data necessary for an approval under the FDA “Animal Rule” and for a potential Emergency Use Authorization (“EUA”). An approval or EUA would allow the federal government to purchase AEOL 10150 for the Strategic National Stockpile under Project Bioshield. Project Bioshield is designed to accelerate the research, development, purchase and availability of effective medical countermeasures for the Strategic National Stockpile.

Since February 11, 2011, we have been actively developing AEOL 10150 under the BARDA Contract.  Among the key deliverables accomplished in the program are that we have hired the necessary personnel required under the BARDA Contract, initiated the radiation dose studies in mice and NHPs, manufactured a good manufacturing process (“GMP”) batch for use in human safety studies and a non-GMP batch of material for use in animal efficacy studies, developed significant improvements to the process for manufacturing compound which will reduce the cost of producing the drug; made several discoveries related to the mechanism of damage of radiation and mechanism of action of AEOL 10150; met with the FDA to discuss our IND filing for Lung-ARS; and designed and initiated quality, reporting, risk management and project management programs required under the BARDA Contract.

According to the BARDA Contract, we plan to file an EUA with the FDA in approximately July 2013.  An EUA is a legal means for the FDA to approve new drugs or new indications for previously approved drugs during a declared emergency.  To date, about half of the procurements for the national stockpile for medical countermeasures against potential terrorist events have been made under EUAs, prior to approval by the FDA for the indication in question.

Duke Licenses

Pursuant to our license agreements with Duke University ("Duke"), we have obtained exclusive worldwide rights from Duke to products using antioxidant technology and compounds developed by Dr. Irwin Fridovich and other scientists at Duke. We are obligated under the licenses to pay Duke royalties ranging in the low single digits of net product sales during the term of the Duke licenses, and we must make payments upon the occurrence of certain development milestones in an aggregate amount of up to $2,000,000. In addition, we are obligated under the Duke licenses to pay patent filing, prosecution, maintenance and defense costs. The Duke licenses are terminable by Duke in the event of breach by us and otherwise expire when the last licensed patent expires.

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

National Jewish Health License

In 2009, we obtained an additional exclusive worldwide license from National Jewish Health ("NJH") to develop, make, use and sell products using proprietary information and technology developed at NJH related to certain compounds as a medical countermeasure against mustard gas exposure. Under this license agreement, we must make milestone payments to NJH in an aggregate amount of up to $500,000 upon the occurrence of certain development milestones. In addition, we must make royalty payments to NJH under this license agreement ranging in the low-single digits as a percentage of all sublicensing fees, milestone payments and sublicense royalties that we receive from sublicenses granted by us pursuant to this license agreement. We are also obligated to pay patent filing, prosecution, maintenance and defense costs. This NJH license agreement is terminable by NJH in the event of breach and otherwise expires when the last licensed patent expires

Our lead compound, AEOL 10150, is expected to enter human clinical trials in oncology, where it will be used in combination with radiation therapy. AEOL 10150 has previously been tested in two Phase I clinical trials with no serious adverse events reported. The compound is also being developed as a medical countermeasure against Lung-ARS as well as GI-ARS, both caused by exposure to radiation due to a radiological or nuclear event. It is also being developed for use as a countermeasure for exposure to chemical vesicants such as chlorine gas and sulfur mustard gas. AEOL 10150 has already performed well in animal efficacy and safety studies in each of these potential indications. A significant portion of the funding for the medical countermeasure development programs to date has come from various government entities. Although we expect this funding to continue, there is no guarantee that it will.

Results of Operations

Three months ended June 30, 2012 versus three months ended June 30, 2011

We had net income of $3,064,000 (including a non-cash adjustment for decreases in valuation of warrants of $3,666,000) and net income of $6,293,000 (including a non-cash charge for decreases in valuation of warrants of $7,484,000), and cash outflows from operations of $440,000 and cash outflows from operations of $818,000 for the three months ended June 30, 2012 and June 30, 2011, respectively.

Revenue for the three months ended June 30, 2012 was $1,448,000, which compares to $1,912,000 in revenue for the three months ended June 30, 2011.  The decrease is primarily attributable to decreased activity under the BARDA Contract as most of the work under the base period concluded in April 2012, while the bulk of the work under the two recently-exercised options had yet to commence as subcontracts were being prepared, reviewed and executed.

Research and Development (“R&D”) expenses decreased $722,000, or 37%, to $1,226,000 for the three months ended June 30, 2012 from $1,948,000 for the three months ended June 30, 2011. The decrease is primarily attributable to work related to the BARDA Contract.  R&D expenses for our antioxidant program have totaled $47,479,000 from inception through June 30, 2012. We currently have ten development programs in progress:  studies of AEOL 10150 as a medical countermeasure against the effects of sulfur mustard gas, phosgene gas and chlorine gas on the lungs, against the effects of radiation on the lungs and on the gastro-intestinal tract, against the effects of nerve agents, and as a treatment for cancer, studies of AEOL 11207 and several other compounds as potential treatments for Parkinson’s disease and epilepsy, and a study of AEOL 10171 (also known as Hexyl) as protectant against radiation exposure.  Because of the uncertainty of our research and development and clinical studies, we are unable to predict the total level of spending on the program or the program completion date. We expect R&D expenses during fiscal year 2012 will be higher than fiscal year 2011 because we expect to continue and expand our efforts under the BARDA Contract. However, we anticipate that much of the increase in R&D spending should be reimbursed under the BARDA Contract.

General and administrative ("G&A") expenses decreased $331,000, or 29%, to $824,000 for the three months ended June 30, 2012 from $1,155,000 for the three months ended June 30, 2011. The majority of the decrease is from lower consulting stock expense of $139,000 and consulting fees of $86,000 for three months ended June 30, 2012.

Nine months ended June 30, 2012 versus nine months ended June 30, 2011

We had net income of $8,804,000 (including a non-cash adjustment for decreases in valuation of warrants of $10,678,000) and net income of $2,450,000 (including a non-cash charge for increases in valuation of warrants of $5,028,000), and cash outflows from operations of $953,000 and cash outflows from operations of $2,742,000 for the nine months ended June 30, 2012 and June 30, 2011, respectively.

Revenue for the nine months ended June 30, 2012 was $5,894,000, which compares to $2,697,000 revenue for the nine months ended June 30, 2011.  The increase is primarily attributable to a full nine months of activity and an increased level of development work in progress under the BARDA Contract as of June 30, 2012 compared with less than five months of activity and a decreased level of development due to the inception of the BARDA Contract during the nine months ended June 30, 2011.

Research and Development (“R&D”) expenses increased $2,178,000, or 72%, to $5,223,000 for the nine months ended June 30, 2012 from $3,045,000 for the nine months ended June 30, 2011. The increase is primarily attributable to a full nine months of activity and an increased level of development work in progress under the BARDA Contract as of June 30, 2012 compared with less than five months of activity and a decreased level of development due to the inception of the BARDA Contract during the nine months ended June 30, 2011.

General and administrative ("G&A") expenses decreased $1,000 to $2,545,000 for the nine months ended June 30, 2012 from $2,546,000 for the nine months ended June 30, 2011. Increases in salaries, payroll taxes, and employee benefits were offset by decreases in consulting fees and consulting stock expenses during the nine months ended June 30, 2012.

Liquidity and Capital Resources

We had cash and cash equivalents of $207,000 as of June 30, 2012, and $518,000 as of September 30, 2011. The decrease in cash was primarily due to cash used in operations.  We had accounts receivable of $2,365,000 on June 30, 2012, and $1,677,000 on September 30, 2011. The increase was primarily due to the timing of the work under the BARDA Contract.  We had accounts payable of $3,240,000 on June 30, 2012, and $2,144,000 on September 30, 2011. The increase was primarily due to the timing of the work under the BARDA Contract and operations related to such work.

We had net income of $8,804,000 (including a non-cash adjustment for decreases in valuation of warrants of $10,678,000) for the nine months ended June 30, 2012. We had cash outflows from operations of $953,000. We expect to incur additional losses and negative cash flow from operations during the remainder of fiscal year 2012 and potentially for several more years.

On February 11, 2011, we were awarded the BARDA Contract to fund the development of AEOL 10150 as a medical countermeasure for Lung-ARS from its current status to FDA approval in response to Special Instructions Amendment 4 to a Broad Agency Announcement (BAA-BARDA-09-34) for advanced research and development of medical countermeasures for chemical, biological, radiological and nuclear threats.  The contract could be valued, from inception, at up to $118.4 million depending on options exercised by BARDA and the requirements for approval by the FDA.  Under the BARDA Contract, substantially all of the costs of the development of AEOL 10150 as a medical countermeasure for pulmonary injuries resulting from an acute exposure to radiation from a radiological/nuclear accident or attack, particularly injuries associated with ARS or Delayed Effects of Acute Radiation Exposure would be paid for by the U.S. government through BARDA funding.  We recognized $1,448,000 in revenue during the quarter ended June 30, 2012 related to the BARDA Contract.  The BARDA Contract includes provisions to cover some, but not all, general corporate overhead as well as a small provision for profit. The net impact of the BARDA Contract on our liquidity is that our projected cash burn has been reduced. Costs associated with being a public company, for example, legal costs, investor relations and public relations costs and patent-related costs, are not included in overhead reimbursement in the BARDA Contract.

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

Critical Accounting Policies and Estimates

Revenue Recognition

We do not currently generate revenue from product sales, but do generate revenue from the BARDA Contract. We recognize revenue from the BARDA Contract in accordance with the authoritative guidance for revenue recognition. Revenue is recognized when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery (or passage of title) has occurred or services have been rendered, (iii) the seller's price to the buyer is fixed or determinable, and (iv) collectability is reasonably assured. We also comply with the authoritative guidance for revenue recognition regarding arrangements with multiple deliverables.

The BARDA Contract is classified as a "cost-plus-fixed-fee" contract. We recognize government contract revenue in accordance with the authoritative guidance for revenue recognition, including the authoritative guidance specific to federal government contracts. Reimbursable costs under the BARDA Contract primarily include direct labor, subcontract costs, materials, equipment, travel and indirect costs. In addition, we receive a fixed fee under the BARDA Contract, which is unconditionally earned as allowable costs are incurred and is not contingent on success factors. Reimbursable costs under this BARDA Contract, including the fixed fee, are recognized as revenue in the period the reimbursable costs are incurred and become billable.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is presently limited to the interest rate sensitivity of our cash and cash equivalents, which is affected by changes in the general level of U.S. interest rates. However, we believe that we are not subject to any material market risk exposure and do not expect that changes in interest rates would have a material effect upon our financial position. A hypothetical 10% change in interest rates would not have a material effect on our Statements of Operations or Cash Flows for the three months ended June 30, 2012. We do not have any foreign currency or other derivative financial instruments.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management's Report of Internal Control over Financial Reporting as of June 30, 2012

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 6.                      Exhibits

Exhibit #		Description
10.1	(1)	Form of Securities Purchase Agreement
10.2	(2)	Form of Registration Rights Agreement
10.3	(3)	Form of Warrant
10.4	†
Appendix 2, dated February 16, 2011, to the Research and Manufacturing Agreement (the "JMPS Agreement"), dated February 18, 2011, by and between the Company and Johnson Matthey Pharmaceutical Materials, Inc. (d/b/a Johnson Matthey Pharma Services)

10.5	†	Appendix 3 to the JMPS Agreement, dated April 30, 2012
10.6	†	Appendix 4 to the JMPS Agreement, dated April 30, 2012
10.7	†	Appendix 5 to the JMPS Agreement, dated April 30, 2012
10.8	†	Appendix 6 to the JMPS Agreement, dated April 30, 2012
31.1		Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).
31.2		Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).
32.1		Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	+	XBRL Instance Document
101.SCH	+	XBRL Taxonomy Extension Schema Document
101.CAL	+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	+	XBRL Taxonomy Extension Presentation Linkbase Document
____________

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

(1) Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2012.

(2) Filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2012.

(3) Filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEOLUS PHARMACEUTICALS, INC.

Date: August 14, 2012	By	/s/ John L. McManus
John L. McManus President and Chief Executive Officer (Principal Executive Officer)

	By	/s/ Russell Skibsted
Russell Skibsted Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)