Form 10-K
period 2012-09-30
AEOLUS PHARMACEUTICALS, INC.
filed 2012-12-31
CIK 1261734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

____________

FORM 10-K

____________
(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the fiscal year ended September 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant based upon the average of the bid and asked price on the OTC Bulletin Board as of March 31, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $6,994,038. Shares of common stock held by each executive officer and director and by each other stockholder who owned 10% or more of the outstanding common stock as of such date have been excluded in that such stockholder might be deemed to be an affiliate of the registrant. This determination of affiliate status might not be conclusive for other purposes.

As of December 18, 2012, the registrant had 62,731,963 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Information Statement to be filed pursuant to Regulation 14C in connection with the registrant’s Written Consent in Lieu of the 2013 Annual Meeting of Stockholders are incorporated herein by reference into Part III hereof.

AEOLUS PHARMACEUTICALS, INC.
ANNUAL REPORT ON FORM 10-K

-i-

PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that relate to future events or our future financial performance. You can identify forward-looking statements by terminology such as “may,” “might,” “will,” “could,” “should,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. Our actual results might differ materially from any forward-looking statement due to various risks, uncertainties and contingencies, including but not limited to those identified in Item 1A entitled “Risk Factors” beginning on page 43 of this report, as well as those discussed in our other filings with the Securities and Exchange Commission (the “SEC”) and the following:

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

Item 1.  Business.

General

Overview

Aeolus Pharmaceuticals, Inc. (“we,” “us” or “Aeolus”) is a Southern California-based biopharmaceutical company leveraging significant government investment to develop a platform of novel compounds in oncology and biodefense.  The platform consists of over 200 compounds licensed from Duke University (“Duke”) and National Jewish Health (“NJH”).

Our lead compound, AEOL 10150, is being developed as a medical countermeasure (“MCM”) against the pulmonary sub-syndrome of acute radiation syndrome (“Pulmonary Acute Radiation Syndrome” or “Lung-ARS”) as well as the gastrointestinal sub-syndrome of acute radiation syndrome (“GI-ARS”). Both syndromes are caused by acute exposure to high levels of radiation due to a radiological or nuclear event. It is also being developed for use as a MCM for exposure to chemical vesicants such as chlorine gas, sulfur mustard gas and nerve agents. AEOL 10150 has already demonstrated safety and efficacy in animal studies in each of these potential indications.  AEOL 10150 has previously been tested in two Phase I clinical trials in humans with no drug-related serious adverse events reported.

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

Strategy

Our strategy is to use non-dilutive capital wherever possible to develop our promising platform of broad-spectrum, catalytic antioxidant compounds in important unmet medical indications of clinical and national strategic importance.

We are currently executing this strategy with our lead compound, AEOL 10150, where we are leveraging a substantial (up to $118.4 million) government investment in the development of AEOL 10150 as a MCM for Lung-ARS to develop the compound for use in combination with radiation and chemotherapy for cancer.

To date, we, and/or our research collaborators, have been awarded more than $150 million in non-dilutive funding for two of our leading compounds, AEOL 10150 and AEOL 10171 (also known as Hexyl).  This includes grants and contracts from U.S. government agencies, such as the Biomedical Advanced Research and Development Authority (“BARDA”), a division of the Department of Health and Human Services (“HHS”), The National Institutes of Health (“NIH”), the National Institute of Allergy and Infectious Diseases (“NIH-NIAID”) and the National Institutes of Health’s Countermeasures Against Chemical Threats (“NIH-CounterACT”).  Additionally, research is currently being conducted on several other compounds, including AEOL 11207 and similar compounds, which is funded by private foundations, such as the Michael J. Fox Foundation and Citizens United for Research in Epilepsy (“CURE”).

The expected benefit of this strategy is threefold.  First, a significant portion of the research to be completed under the government funding mechanisms, particularly the contract with BARDA, is applicable to our AEOL 10150 development program for radiation therapy and oncology.  In addition to funding the development of the compound for the target indication of Lung-ARS, the contract with BARDA benefits our oncology development program through data generated in areas like safety, toxicology, pharmacokinetics and Chemistry, Manufacturing and Controls (“CMC”).   Second, cost-plus development contracts, like our contract with BARDA, include funds for overhead and profit.  These amounts above and beyond the actual direct cost of the contract result in a significantly reduced cash burn rate for our company, which results in our needing to raise less capital from outside investors in dilutive financings.  Third, the purpose of the BARDA development contract is to fund AEOL 10150 so that procurements can be made for the national stockpile.  Procurements may be made if either the drug meets the requirements for approval by the U.S. Food and Drug Administration (the “FDA”) under the “Animal Rule” or under an Emergency Use Authorization (“EUA”).  Most of BARDA’s procurements to date have been under an EUA.  Our contract with BARDA calls for us to provide the data necessary for an EUA filing for AEOL 10150 as a MCM for Lung-ARS in the second half of 2013.

Procurements could generate significant cash and profit that could be re-invested to further develop AEOL 10150 for radiation oncology indications (and other compounds for additional indications).   The amount of any potential procurement is undisclosed by BARDA at this time and is unknown to us. Based on publicly available information, as well as other procurements made by the agency under EUAs, we believe the agency may purchase sufficient courses of therapy to treat a minimum of one hundred thousand people, with options to purchase an additional two hundred thousand courses of treatment.  This would provide sufficient funding to complete numerous clinical studies, including potentially large Phase III programs in radiation oncology.  This funding would allow us to fund these studies without having to partner the compounds or to raise as much money through equity offerings, which would lead to greater value for our stockholders.

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

AEOL 10150 is currently being developed as a MCM for GI-ARS and Lung-ARS, both of which are caused by exposure to high levels of radiation due to a radiological or nuclear event. On February 11, 2011, we signed an agreement with BARDA for the development of AEOL 10150 as a MCM against Lung-ARS (the “BARDA Contract”). Pursuant to the BARDA Contract we were awarded approximately $10.4 million in the base period of the contract. On April 16, 2012, we announced that BARDA had exercised two options under the BARDA Contract worth approximately $9.1 million, bringing the total exercised contract value to date to approximately $19.5 million. We may receive up to an additional $98.9 million in options exercisable over the years following the base period. If all of the options are exercised by BARDA, the total value of the contract would be approximately $118.4 million.  Pursuant to the Statement of Work in the BARDA Contract, we expect to provide the data necessary for filing an EUA in the second half of 2013.  Once the EUA is filed, it would be possible for BARDA to begin procuring AEOL 10150 for the strategic national stockpile. Procurements from BARDA may result in significant revenues, and profitability, for Aeolus.

Until February 2011, the Lung-ARS program was principally funded by us and the work was performed at Duke University and the University of Maryland. Since February 11, 2011, substantially all of the costs for the Lung-ARS program have been funded by the BARDA Contract. To date, the GI-ARS development program has been funded by the NIH-NIAID through programs at the University of Maryland and Epistem, Ltd., and the chlorine,  mustard gas and nerve agent programs have been funded by NIH-CounterACT through programs at National Jewish Health and the University of Colorado.

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

AEOL 10150 has already performed well in animal safety studies, been well-tolerated in two human clinical safety studies, demonstrated efficacy in two species in acute radiation syndrome (“ARS”) studies and demonstrated statistically significant survival efficacy in an acute radiation-induced lung injury model. AEOL 10150 has also demonstrated efficacy in validated animal models for GI-ARS, chlorine gas exposure, and sulfur mustard gas exposure. Efficacy has been demonstrated in Lung-ARS in both mouse and non-human primate studies (“NHP”), with AEOL 10150 treated groups showing significantly reduced weight loss, inflammation, oxidative stress, lung damage, and most importantly, mortality in the mouse study. Therapeutic efficacy was demonstrated when delivered after exposure to radiation (24 hours after exposure for mice in the GI-ARS study and NHPs in the Lung-ARS studies, and two hours after exposure for mice in the Lung-ARS studies). Additionally, AEOL 10150 was shown to reduce lung damage after Neupogen® treatment (current standard of care for H-ARS) following radiation exposure, and to reduce oxidative stress and Nerve damage following exposure to nerve agents.

We have an active Investigational New Drug Application (“IND”) on file with the FDA for AEOL 10150 as a potential treatment for amyotrophic lateral sclerosis (“ALS”). In 2013, we expect to file an IND for Lung-ARS with the Division of Medical Imaging Products.  Later, we plan to file an IND for cancer with the oncology division of the FDA, and may also file INDs for the GI-ARS and chlorine gas indications.   We have already completed two Phase I safety studies in 50 humans demonstrating that the drug is safe and well tolerated. CMC work has been completed, pilot lots have been prepared and production is beginning to scale up under the BARDA Contract. Currently, we have no plans to conduct further clinical trials in ALS.

We have two programs underway for the development of our second drug candidate, AEOL 11207, for the treatment of epilepsy and Parkinson’s disease. These programs are being funded, in part, by private foundations, including the Michael J. Fox Foundation, CURE and government grants.  In February 2012, data was published in the Journal Neurobiology of Disease from the CURE study indicating AEOL 11207 significantly reduced both the frequency and duration of spontaneous seizures in a pre-clinical epilepsy model.  Additionally, the study showed an increase in average life span, protection against neuronal death and no difference in seizure severity.

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

Figure 1

AEOL 10150 Overview
Product Type	√ Catalytic antioxidants
(manganoporphyrin)
Administration Route	√ Subcutaneous administration; self-injection possible

Indications in Development	√ Oncology (Used in combination with radiation and chemo)
√ Pulmonary ARS/DEARE
√ GI-ARS; Sulfur Mustard; Chlorine Gas
TRL Level	√ TRL 7/8 for Pulmonary Effects
of ARS/DEARE
Regulatory Status	√ Active IND (IND-67741)
Phase I (2 studies, 50 patients
total 37 treated, 13 placebo)

AEOL 10150 has shown efficacy in a variety of animal models as a protectant against radiation injury, sulfur mustard gas exposure, ALS, stroke, pulmonary diseases, and diabetes. We filed an IND for AEOL 10150 in April 2004, under which clinical trials were conducted as more fully described below under the heading “AEOL 10150 in Amyotrophic Lateral Sclerosis.” In 2013, we plan to file an IND for Lung-ARS with the medical imaging products division of the FDA and an additional IND with the oncology division of the FDA. For a more detailed description of antioxidants see the section below under the heading “Background on Antioxidants.”

AEOL 10150 Medical Countermeasure Development Program

AEOL 10150 has performed well in animal safety studies, was well-tolerated in two human clinical trials, and has demonstrated statistically significant survival efficacy in an acute radiation-induced lung injury model. AEOL 10150 has also demonstrated efficacy in validated animal models for GI-ARS, chlorine gas exposure, sulfur mustard gas exposure and nerve agent exposure. Based on this research, we and our research partners have been awarded in excess of $139 million for the development of AEOL 10150 as a dual-use, broad spectrum medical countermeasure.  The table below details the indications currently under development and the sources of funding from the US Government.

Indication	Funding Source	Amount of Grant/Contract	Research Partners
Lung-ARS	BARDA	Up to $118.4 million	University of Maryland
GI-ARS	NIH-NIAID	Undefined	Epistem, Ltd. University of Maryland
Chlorine Gas	NIH CounterACT	$20.3 million	National Jewish Health
Mustard Gas	NIH CounterACT	Part of the NIH-CounterACT contract above	National Jewish Health University of Colorado
Nerve Agents	NIH CounterACT	$735,000	University of Colorado
Phosgene	Institute of Chemical Defense	Undefined	Institute of Chemical Defense

AEOL 10150 as a potential medical countermeasure against the effects of Pulmonary Acute Radiation Syndrome

Overview

During recent years, the threat of nuclear attack on U.S. soil has increased. The lack of efficient post-exposure treatments for victims experiencing acute radiation toxicity presents a serious problem should an attack with a radiological device occur.

Immediately after exposure, the most critical components of acute radiation syndrome are the hematopoietic (bone marrow) and early-onset GI-ARS because symptoms begin very quickly and can be lethal. However, depending on the level and location of radiation exposure, much of the lethality of both hematopoietic and early-onset gastrointestinal syndromes are potentially avoidable with proper treatment, including supportive care (fluids and antibiotics) and Neupogen® (granulocyte colony-stimulating factor, or G-CSF), leaving complications to later responding tissues, like the lungs, subsequently becoming a major problem, and in some cases, becoming a cause of death.

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

AEOL 10150 has already performed well in animal safety studies, been well-tolerated in two human clinical trials, demonstrated efficacy in two species in ARS studies and demonstrated statistically significant survival efficacy in an acute radiation-induced lung injury model. AEOL 10150 has also demonstrated efficacy in validated animal models for GI-ARS, chlorine gas exposure, and sulfur mustard gas exposure. Efficacy has been demonstrated in both Lung-ARS and DEARE in both rodent and NHP studies, with AEOL 10150 treated groups showing significantly reduced weight loss, inflammation, oxidative stress, lung damage, and most important, mortality. Therapeutic efficacy was demonstrated when delivered after exposure to radiation (24 hours after exposure for mice in the GI-ARS studies and NHPs in the Lung-ARS studies, and two hours after exposure for mice in the Lung-ARS studies).We expect to look at longer post exposure periods in future studies. Additionally, AEOL 10150 was shown to reduce lung damage after Neupogen® treatment (current standard of care for H-ARS) following radiation exposure, and to reduce oxidative stress and Nerve damage following exposure to nerve agents.

Pre-clinical studies

Clinical experience and experience with nuclear accident victims points out that one of the primary concerns associated with radiation exposure is an acute, but delayed onset of radiation pneumonitis with an incidence that rises very steeply at relatively low radiation doses (to 90-percent occurrence at 11 Gy).To evaluate AEOL 10150’s ability to mitigate acute radiation-induced lung injury, mice were exposed to 15 Gy of upper half body irradiation (“UHBI”) and subsequently treated with AEOL 10150.

In a study led by Zeljko Vujaskovic, M.D., Ph.D. at Duke University Medical Center, C57BL/6 female mice were randomized into six groups. Each of the groups was paired to include irradiated and non-irradiated groups of animals that were untreated, treated with a low dose (10 mg/kg) of AEOL 10150, or treated with a high dose of AEOL 10150 (20 mg/kg).Animals received treatments subcutaneously beginning 2 hours after irradiation (20 and 40 mg/kg initial loading dose, respectively) followed by a maintenance dose of half the initial dose three times per week for 4 weeks. Survival, wet lung weights and body weights, histopathology, and immunohistochemistry were used to assess lung damage. Results demonstrate that treatment with AEOL 10150 increased survival (Fig.6), maintained body weight (Fig.7), protected lung tissue (Fig.8 and 9), and reduced oxidative stress (via DNA and protein oxidation analysis) compared with untreated irradiated animals.

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

Figure 4. Wet lung weights. Wet lung weights were measured as an index of pulmonary edema and consolidation. UHBI alone mice had significantly higher wet lung weights than did the UHBI + low/high doses AEOL 10150 groups.*=p < 0.05

Figure 5. Hematoxylin and Eosin Staining of Lung Tissue. Lung histology at 6 weeks revealed a significant decrease in lung structural damage in UHBI + low/high doses of AEOL 10150 groups, in comparison with UHBI alone .20x magnification.

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

In 2011, we announced positive results from study of AEOL 10150 and Neupogen® as combination therapy for treatment of ARS.  The study was conducted by Christie Orschell, PhD of Indiana University. The primary endpoint of the study was to determine drug-drug interactions between Neupogen® and AEOL 10150, as well as to monitor safety and tolerability of the two treatments given simultaneously. Results of the study confirmed that AEOL 10150 does not interfere with the positive effects of Neupogen® on the hematopoietic, or bone marrow, syndrome of Acute Radiation Syndrome (ARS), and the two products in combination were safe and well tolerated.  In 2012, we announced further data from this study, which demonstrated that treatment of the hematopoetic sub-syndrome of acute radiation syndrome (Heme-ARS) with Neupogen® exacerbates radiation damage to the lung. The study also confirmed that treatment with AEOL 10150 in combination with Neupogen® significantly reduced the lung damage.

The study entitled “Pilot Study to Test the Effects of Aeolus 10150 on Neupogen®-Induced ANC Recovery in Sub-Lethally Irradiated C57Bl/6 Mice” was initiated at the request of Shigetaka Asano, MD of Waseda University and Arinobu Tojo, MD, PhD and Tokiko Nagamura, MD at the Institute of Medical Science at the University of Tokyo to determine whether there would be any interference with the demonstrated efficacy of Neupogen® as a medical countermeasure against the hematopoietic complications of radiation exposure. In previous treatment of radiation accident victims at Tokai-mura, Dr. Asano and others were able to use Granulocyte Colony Stimulating Factor (G-CSF) and supportive care to enable victims of 8 to 12 Gy exposure to survive the hematopoietic (heme) syndrome. Unfortunately, these patients later died due to lung and multi-organ complications. As AEOL 10150 has shown efficacy against lung and GI complications in mice and in Lung-ARS in non-human primates, it was important to test whether the two compounds can be used in tandem, if necessary.

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

Clinical studies

We believe our two previous Phase I clinical studies can be utilized in any potential IND and New Drug Application (“NDA”) filing with the FDA for AEOL 10150 as an MCM for ARS. We do not have any clinical trials currently underway, but we are in the process of planning additional safety studies, which we expect to commence in 2013.

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

AEOL 10150 has several distinct advantages as an MCM, including the following:

•	Demonstrated survival increase in animal studies when administered 2 hours after exposure (P<0.05),
•	Demonstrated reduction in lung fibrosis in animal studies up to 24 hours post exposure (P<0.05),
•	Demonstrated histological improvement in lung tissue post-radiation exposure,
•	Addresses an unmet medical need as an MCM to Lung-ARS,
•	Established safety profile in both clinical and pre-clinical studies,
•	Subcutaneous self-administration possible by exposed individuals during emergency,
•	Rapid administration, allowing large numbers of patients to be treated quickly,
•	Stable for up to 4½ years at 0–8°C and 1 year at room temperature,
•	Requires no non-standard storage conditions (i.e., not photosensitive),
•	Currently in development as an adjunct to radiation therapy; if approved will provide a pre-existing distribution and stockpile resource at oncology centers in the event of a radiological emergency,
•	Demonstrated advantage when used in combination with Neupogen®,
•	Demonstrated potential as both a therapeutic and prophylactic,
•	Demonstrated potential to address multiple sub-syndromes of ARS,
•	Demonstrated potential to address sulfur mustard gas and chlorine gas exposure, and nerve agents.
•	Potential dual use as an adjunct treatment for cancer patients receiving radiation therapy.

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

The FDA’s “Animal Rule” enumerates criteria whereby the FDA can rely on animal efficacy data when evidence is needed to demonstrate efficacy of new drugs against lethal or permanently disabling toxic substances when efficacy studies in humans cannot be ethically conducted. The criteria are as follows:

•	Knowledge of the mechanism of radiation-induced damage to the lung and its amelioration by the candidate drug.
•	Pharmacokinetic and pharmacodynamic analysis to provide information on relevant dose and administration schedule.
•	Direct correlation of key study parameters (e.g., survival or major morbidity) with the desired clinical benefit in humans.
•	Collection of efficacy data in two species relevant to the human radiation response and its treatment unless otherwise justified under GLP-compliant conditions.
•	A Phase I safety trial using the same product and formulation as used in the pivotal trial(s) required.

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

Competition

Currently there are no FDA-approved drugs for the treatment of Lung-ARS. We are also not aware of any other drug candidates that have demonstrated the ability to protect the lungs from radiation given post-exposure, which we believe is a critical aspect of the development of an MCM against the effects of acute radiation syndrome.

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

On February 11, 2011, we signed an agreement with BARDA for the development of AEOL 10150 as a MCM against Lung-ARS (the “BARDA Contract”). Pursuant to the BARDA Contract we were awarded approximately $10.4 million in the base period of the contract. On April 16, 2012, we announced that BARDA had exercised two options under the BARDA Contract worth approximately $9.1 million, bringing the total exercised contract value to date to approximately $19.5 million. We may receive up to an additional $98.9 million in options exercisable over the years following the base period. If all of the options are exercised by BARDA, the total value of the contract would be approximately $118.4 million.  Pursuant to the Statement of Work in the BARDA Contract, we expect to provide the data necessary for filing an EUA in the second half of 2013.  Once the EUA is filed, it would be possible for BARDA to begin procuring AEOL 10150 for the strategic national stockpile. Procurements from BARDA may result in significant revenues, and profitability, for Aeolus.

  As of September 30, 2012, we were operating within the projected budget for the base period and exercised options. Further, stemming from operational efficiencies in the base and option periods, we have been able to add several additional program elements in each of the first two years of the contract  and remain within the base period and two option contract amount.

Since we have been awarded the BARDA Contract, substantially all of the costs associated with the research and development of AEOL 10150 as a MCM for Lung-ARS have been covered by the BARDA Contract, and we expect such costs to continue to be covered by the BARDA Contract. We expect to have an internal program review meeting with BARDA in January 2012, at which time BARDA will review our execution under the contract to date, then decide on which, if any, options to exercise in order to continue the development of AEOL 10150 as an MCM for Lung-ARS.  The following are the key deliverables that will be reviewed and the status of these milestones and deliverables.

Milestones/Deliverables	Status
Hire Radiation Biologist	Completed
Hire Director Quality Assurance	Completed
Sign Quality Agreements	Completed
Submit Risk Management Plan	Completed
Submit Earned Value Management Plan	Completed
Complete Murine Radiation Dose Study	Completed
Initial Non-GMP Batch Production	Completed
Achieve Significant Improvement in API Production	Completed
File for Orphan Drug Designation	Completed
Complete 10150 GMP API Initial Production	Completed
Complete In-Vivo Comet Assay Study	Completed
Complete NHP Radiation Dose Study	Completed
Complete Media Fill Runs for Final Drug Product	Completed
Complete GMP API Method Validation	Completed
System Integration/Implementation	Completed
Complete Murine Radiation Dose Study Amendment (CBA)	Completed
Develop Impurity Profile for API	Completed
Complete Murine CBA 10150 Dose Escalation Study	Completed
Complete Final Product Process Development Work	Completed
Hold 2nd Pre-IND Meeting with FDA	Completed
Initiate NHP AEOL 10150 Dose Evaluation Study	Completed
Complete Final Drug Product Formulation Development	Completed
Initiate Murine (CBA) Duration of Treatment Study	January 2013
Complete Murine Radiation Dose Study Amendment (C57LJ)	December 2012
Complete Murine C57LJ 10150 Dose Escalation Study	January 2013
Complete First Batch of Bulk Drug Substance under New Methods	February 2013
Complete First Lot of Final Drug Product under New Methods	March 2013
File IND for Lung-ARS Indication	March 2013
Initiate Phase 1 Human Safety Study	2nd Quarter 2013
File for Fast Track with FDA	2nd Quarter 2013
Complete CBA AEOL 10150 Dose Evaluation Study	3rd Quarter 2013
Complete CBA Duration of Treatment Study	3rd Quarter 2013
Complete Murine Mechanism of Action Studies	3rd Quarter 2013
Complete NHP AEOL 10150 Dose Evaluation Study	4th Quarter 2013
Complete Phase 1 Human Safety Study	4th Quarter 2013

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

3)	A radiation dose range study will be conducted in which they will look at exposing animals to radiation between 9 and 12 Gy.

Recently MCART completed the radiation dose range study work and determined the survival curve for GI-ARS in the C57LJ mouse at the LD30, LD50 and LD70 levels.  Additionally, MCART completed radiation dose range work in NHPs and determined the survival curve at the LD30, LD50 and LD70 levels.  The results supported the conclusion that radiation exposure of 13 Gy and 15 Gy was above the optimal exposure levels for an appropriate study to examine efficacy.

We are unaware of any published studies of agents that accomplish this enhanced stem cell regenerative effect while maintaining GI function and improving survival when administered post irradiation.

Future Development Plans

In collaboration with the NIH-NIAID, we are planning additional studies to confirm the efficacy results demonstrated in the study described above. NIH-NIAID initiated a confirmatory efficacy study of AEOL 10150 in mice during September 2012 and plans to initiate an efficacy study of AEOL 10150 in the NHP during fiscal year 2013.  We also expect to perform additional studies which could be funded by NIH-NIAID to optimize dose and duration of delivery, and to evaluate the window of opportunity for treatment after exposure.

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

Another critical goal of the NIH-CounterACT program is to assist in the development of safe and effective medical countermeasures designed to prevent, diagnose, and treat the conditions caused by potential and existing chemical agents of terrorism which can be added to the Nation’s Strategic National Stockpile (“SNS”). The SNS is maintained by the Centers for Disease Control and Prevention (“CDC”).The SNS now contains CHEMPACKS which are located in secure, environmentally controlled areas throughout the United States available for rapid distribution in case of emergency. The CDC has established a diagnostic response network for the detection of nerve agents, mustard, cyanide and toxic metals. The NIH will continue to research, develop and improve medical products that include chemical antidotes, drugs to reduce morbidity and mitigate injury, drugs to reduce secondary chemical exposure and diagnostic tests and assessment tools to be used in mass casualty situations.

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

Future Development Plans

Under a new $12.5 million grant received from NIH CounterACT in September 2011, University of Colorado and National Jewish Health plan to conduct studies in 2012/2013 to determine whether the initiation of treatment with AEOL 10150 can be delayed to 24 hours or later for sulfur, mustard and chlorine gas-induced lung injury.  Additionally, studies will be run to examine the longer term effect of chlorine gas-induced lung fibrosis and AEOL 10150’s ability to mitigate those effects.  Upon completion of these studies, we plan to file an IND for Chlorine Gas exposure with the FDA.

Following these studies, and provided we received sufficient funding for the program, we seek to develop a second animal model and to launch the two pivotal efficacy studies required for approval by the FDA under the “Animal Rule.”  We believe that the safety and CMC work being done under the BARDA Lung-ARS  further described under the heading “AEOL 10150 as a potential medical countermeasure against the effects of  Pulmonary Acute Radiation Syndrome – Future Development Plans” will be sufficient to satisfy the safety and CMC requirements for an NDA filing.

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

AEOL 10150 as a potential medical countermeasure against the effects of mustard gas

Overview

Sulfur mustards, of which mustard gas is a member, are a class of related cytotoxic, vesicant chemical warfare agents with the ability to form large blisters on exposed skin and cause pneumonitis and fibrosis in the lungs. In their pure form most sulfur mustards are colorless, odorless, viscous liquids at room temperature. When used as warfare agents they are usually yellow-brown in color and have an odor resembling mustard plants, garlic or horseradish. Mustard agents, including sulfur mustard, are regulated under the 1993 Chemical Weapons Convention. Three classes of chemicals are monitored under this Convention, with sulfur and nitrogen mustard grouped in the highest risk class, “schedule 1.” However, concerns about its use in a terrorist attack have led to resurgence in research to develop a protectant against exposure.

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

The first whole mustard gas study was completed in October 2009. The study demonstrated that AEOL 10150 protects lungs from whole mustard gas exposure in rats. The data affirmed our earlier studies where AEOL 10150 protected the lung against the half-mustard, CEES. The primary objective of the studies was to determine whether administration of AEOL 10150, after exposure, reduces the severity of acute lung injury induced by mustard gas. AEOL 10150 was given to rats one hour after sulfur mustard exposure and repeated every 6 hours. Twenty-four hours after exposure, lung edema was assessed by changes in the BAL protein levels. AEOL 10150 significantly reduced (p<0.05) mustard gas-induced lung edema as measured by BAL protein levels. In addition, AEOL 10150 decreased SM-induced increase in the numbers of BAL neutrophils. These results indicate that AEOL 10150 can attenuate lung injury from mustard gas exposure and may provide an effective countermeasure against mustard gas-induced lung injury.

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

Future Development Plans

Following these confirmatory studies, we seek to launch the two pivotal efficacy studies required for approval by the FDA under the “Animal Rule” as well as complete the necessary safety studies as further described under the heading “AEOL 10150 as a potential medical countermeasure against the effects of Pulmonary Acute Radiation Syndrome – Future Development Plans – Demonstrate Product Safety.”

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

AEOL 10150 in Radiation Therapy

Overview

According to the American Cancer Society, cancer is the second leading cause of death by disease, representing one out of every four deaths in the United States. Approximately 572,000 Americans were expected to die of cancer in 2011. In 2011, about 1.6 million new cancer cases were expected to be diagnosed in the United States. According to the Radiological Society of North America, about 50 to 60 percent of cancer patients are treated with radiation at some time during their disease. The NIH estimated overall costs of cancer in 2008 in the United States at $228.1 billion, $93.2 billion for direct medical costs, $18.8 billion for indirect morbidity costs (costs of lost productivity due to illness) and $116.1 billion for indirect mortality costs (cost of lost productivity due to premature death).

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

As one example of radiation-induced damage to adjacent normal tissue, radiation therapy may injure pulmonary tissue either directly via generation of ROS or indirectly via the action on parenchymal and inflammatory cells through biological mediators such as TGF-β and pro-inflammatory cytokines. Since the discovery of SOD, it has become clear that these enzymes provide an essential line of defense against ROS. SODs and SOD mimics, such as AEOL 10150, act by catalyzing the degradation of superoxide radicals into oxygen and hydrogen peroxide. SODs are localized intra/extracellularly, are widely expressed throughout the body, and are important in maintenance of redox status (the balance between oxidation and reduction). Previous studies have demonstrated that treating irradiated animal models with SOD delivered by injection of the enzyme through liposome/viral-mediated gene therapy or insertion of human SOD gene can ameliorate radiation therapy-induced damage. For an illustrative example of the radiation therapy reaction see Figure 9.

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

In summary, the data obtained in these preclinical studies suggest that the post-irradiation, long-term delivery of AEOL 10150 may be protective against radiation-induced lung injury, as assessed by histopathology and immunohistochemistry. Oxidative stress, inflammation and hypoxia, which play important roles in the pathogenesis of radiation mediated fibrosis, were shown to be reduced in animals treated with higher doses of AEOL 10150. Studies have also shown that AEOL 10150 does not adversely impact tumor response to radiation therapy. Thus, treatment with AEOL 10150 does not significantly protect tumors from the cell killing effects of radiation therapy. This combined with other studies that have shown that AEOL 10150 significantly prevents radiation induced normal tissue injury suggests that AEOL 10150 has the potential to achieve normal tissue protection without protection of tumor tissue.  Additionally, it appears the down-regulation of radiation induced HIF-1 expression and VEGF and up-regulation of IL-4 may provide additional anti-tumor effects. Thus, AEOL 10150, through its down-regulation of VEGF, may inhibit formation of blood vessels required for tumor re-growth, while protecting normal tissues from damage induced by radiation and chemotherapy.

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

In 2013, we expect to initiate a safety study in healthy normal volunteers under the BARDA Contract.  Upon the successful completion of the Phase I study and approval of its protocol by the FDA and the appropriate IRBs, we expect to begin a Phase II study in NSCLC patients.

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

Funding Options

Substantially all of our costs associated with the CMC and toxicology necessary for the oncology indications, plus human safety studies in humans, have been, or we expect will be, covered by the BARDA Contract. We expect such costs to continue to be covered by the BARDA Contract. If BARDA chooses not to exercise its options under the BARDA Contract, then we would need to raise additional capital, or partner with another firm, in order to complete the non-clinical and safety programs noted above. We will need to internally fund the human efficacy programs in oncology, as well as any non-clinical studies that may be necessary for specific oncology indications.  We may still seek to raise capital through other sources even if BARDA exercises additional options under the BARDA Contract.

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

In the Phase Ia study, 4-5 patients diagnosed with ALS were placed in a dosage cohort (3 or 4 receiving AEOL 10150 and 1 receiving placebo).Each dose cohort was evaluated at a separate clinical center. In total, seven separate cohorts were evaluated in the study, and 25 ALS patients received AEOL 10150.Based upon an analysis of the data, it was concluded that single doses of AEOL 10150 ranging from 3 mg to 75 mg were safe and well tolerated. In addition, no serious or clinically significant adverse clinical events were reported, nor were there any significant laboratory abnormalities. Based upon extensive cardiovascular monitoring (i.e., frequent electrocardiograms and continuous Holter recordings for up to 48 hours following dosing), there were no compound-related cardiovascular abnormalities.

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

Pharmacokinetic findings from the Phase Ib study to data are as follows:

•	Increases in Cmax and AUC (0-8) appear to correlate with increases in dose, but the correlation is not strong.
•	The mean Cmax for the 40 mg cohort was 1,735 ng/mL; 2,315 ng/mL for the 60 mg cohort and 1,653 ng/mL for the 2 mg/kg cohort.
•	There were probable linear correlations between both Cmax and AUC(0-8) and dose based on body weight.
•	The terminal half-life (a measurement of the time period for which a compound stays in the body) as determined from Day 7 data was approximately 8 to 9 hours.
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

In November 2010, we received approximately $92,000 from the Qualifying Therapeutic Discovery Grant Program ("QTDP") administered by the Internal Revenue Service ("IRS") and HHS in support of our development of AEOL 11207 for Parkinson’s Disease.

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

On February 11, 2011, we signed an agreement with BARDA for the development of AEOL 10150 as a MCM against Lung-ARS (the “BARDA Contract”). Pursuant to the BARDA Contract we were awarded approximately $10.4 million in the base period of the contract. On April 16, 2012, we announced that BARDA had exercised two options under the BARDA Contract worth approximately $9.1 million, bringing the total exercised contract value to date to approximately $19.5 million. We may receive up to an additional $98.9 million in options exercisable over the years following the base period. If all of the options are exercised by BARDA, the total value of the contract would be approximately $118.4 million.  Pursuant to the Statement of Work in the BARDA Contract, we expect to provide the data necessary for filing an EUA in the second half of 2013.  Once the EUA is filed, it would be possible for BARDA to begin procuring AEOL 10150 for the strategic national stockpile. Procurements from BARDA may result in significant revenues, and profitability, for Aeolus

Activities conducted during the base period include developing animal models with radiation survival curve studies, dosing studies, bulk drug manufacturing, final drug product manufacturing, validation testing, compliance studies and the filing of IND, an orphan drug status application and a fast track designation application with the FDA.  In the event BARDA exercises additional options to provide additional funding under the BARDA Contract, activities to be conducted would include, among other things, bulk drug and final drug product manufacturing, stability studies, animal pivotal efficacy studies, human clinical safety studies and Phase I, Phase II and pre-new drug application (“NDA”) meetings and applications with the FDA.

Following the commencement of the BARDA Contract, we entered into a series of agreements with various parties in furtherance of our efforts under the BARDA Contract, which are described in this paragraph. On February 18, 2011, we entered into a Research and Manufacturing Agreement with Johnson Matthey Pharmaceutical Materials, Inc. (d/b/a Johnson Matthey Pharma Services) (“JMPS”), pursuant to which we engaged JMPS to, among other things, assess and develop a reliable separations or manufacturing process for certain chemical compounds as required by us and to perform such additional work as may be required or agreed upon by the parties and to manufacture compounds for us.  Each project performed by JMPS under the agreement will have a detailed project description and separate fee agreement based on the nature and duration of the project and the specific services to be performed by JMPS. The term of the agreement with JMPS will continue until February 16, 2016 or the date on which all projects under the agreement have been completed or terminated. On February 23, 2011, we and Booz Allen Hamilton Inc. (“Booz Allen”) entered into a General Management Consulting Assignment, pursuant to which we engaged Booz Allen to, among other things, provide us with evaluation, operational and transitional support during the establishment and enhancement of our quality assurance, document management, earned value management and program management systems.  We have agreed to pay Booz Allen on a time-and-materials basis. On March 16, 2011, we and the Office of Research and Development of the University of Maryland, Baltimore (“UMB”) entered into a Sub-award Agreement, pursuant to which we engaged UMB to, among other things, develop a whole thorax lung irradiation model for use in studies supporting the licensure of AEOL 10150. The Sub-award Agreement is a fixed fee agreement inclusive of all direct and indirect costs. As a result of the contract modification and no-cost extension with BARDA mentioned below, the term of the Sub-award Agreement will continue through at least September, 2013. On April 12, 2011, we and Duke University (“Duke”) entered into a Sponsored Research Agreement (Non-Clinical), pursuant to which we engaged Duke to perform a program of scientific research entitled “Murine Studies for the Development of AEOL 10150 as a Medical Countermeasure Against ARS and DEARE” (Delayed Effects of Acute Radiation Exposure), which will include, among other things, studies and models of optimum dosing of AEOL 10150 in mice. We entered into the Sponsored Research Agreement in furtherance of our efforts under the BARDA Contract. The Sponsored Research Agreement is a cost plus fee agreement inclusive of all direct and indirect costs.

On February 14, 2012, the Aeolus team presented the results and deliverables that had been produced during the first twelve months under the base period of the BARDA Contract at an “In-Progress Review” meeting with BARDA, and requested the exercise of additional contract options, which contain additional key items required in the advanced development of AEOL 10150.

On February 15, 2012, we announced that we entered into a contract modification and no-cost extension with BARDA. The modification and extension allowed us to continue operating under the base period of the contract awarded in February 2011, and restructured the timing and components of the options that could be awarded under the remaining four years of the agreement. The changes did not impact the total potential value of the contract, which remains at approximately $118.4 million. The contract restructure was driven by our ability to generate cost savings in the base year contract, and to allow BARDA to better manage contract options to expedite development program.

On April 16, 2012, we announced that BARDA had exercised two contract options worth approximately $9.1 million. BARDA's exercise of the options was in response to the presentation of the deliverables and progress made under the contract at the meeting on February 14, 2012. Among the key items in the options BARDA exercised are animal efficacy studies, mechanism of action research and manufacturing and process validation work. All of these items build off of work successfully completed during the first twelve months of the contract base period. The contract is designed to produce the data necessary for an approval under the FDA “Animal Rule” and for a potential Emergency Use Authorization (EUA). An approval or EUA would allow the federal government to buy AEOL 10150 for the Strategic National Stockpile under Project Bioshield. Project Bioshield is designed to accelerate the research, development, purchase and availability of effective medical countermeasures for the Strategic National Stockpile

Since February 11, 2011, we have been actively developing AEOL 10150 under the BARDA Contract.  Among the key deliverables accomplished in the program, we hired the necessary personnel required under the contract, completed the radiation dose studies in mice and NHPs, manufactured a GMP batch for use in human safety studies and a non-GMP batch of material for use in animal efficacy studies, developed significant improvements to the process for manufacturing compound which will reduce the cost of producing the drug; made several discoveries related to the mechanism of damage of radiation and mechanism of action of AEOL 10150; met twice with the FDA to discuss our IND filing for Lung-ARS; and designed and initiated quality, reporting, risk management and project management programs required under the BARDA Contract.  We have also initiated a number of animal efficacy studies for which we expect to report data during 20123.

Under the BARDA Contract, we plan to deliver the data necessary for BARDA to file an Emergency Use Authorization (“EUA”) with the FDA in approximately the second half of 2013.  An EUA is a legal means for the FDA to approve new drugs or new indications for previously approved drugs that may be stockpiled and used during a declared emergency.  To date, about half of the procurements for the national stockpile for medical countermeasures against potential terrorist events have been made under EUAs, prior to approval by the FDA for the indication in question.

As of September 30, 2012, the total contract value exercised by BARDA under the BARDA Contract is $19.5 million.

NIH and HHS Grants

AEOL 10150 continues to be the subject of research sponsored by NIH-CounterACT as an MCM for chlorine gas and sulfur mustard gas exposure at National Jewish Health.

In November 2010, we received approximately $244,000 from the QTDP, administered by the IRS and HHS, in support of our development of AEOL 10150 as an MCM for Lung-ARS.

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

Research and Development Expenditures

Expenditures for research and development activities were $6,468,000 and $5,055,000 during the years ended September 30, 2012 and 2011, respectively. Research and development expenses for fiscal 2012 and 2011 related primarily to the advancement of our lead compound, AEOL 10150.

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

Commercialization

If BARDA elects to procure AEOL10150 pursuant to an EUA, as described above, or after FDA approval, it may be possible for us to generate significant sales revenue without the need of raising significant funds to build a commercial organization.  Depending on the size of those procurements, and assuming the successful development and FDA approval of our compounds in other, non-biodefense indications, we may have sufficient financial resources to internally fund the building of a commercial organization.  However, in the event procurements from BARDA are not made, and assuming successful development and FDA approval of one or more of our compounds, to successfully commercialize our catalytic antioxidant programs, we must seek corporate partners with expertise in commercialization or develop this expertise internally. However, we may not be able to successfully commercialize our catalytic antioxidant technology, either internally or through collaboration with others.

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

•
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

As of December 21, 2012, our catalytic antioxidant small molecule technology base is described in 12 issued United States patents and five United States pending patent applications. These patents and patent applications belong in whole or in part to Duke or the NJH and are licensed to us. These patents and patent applications cover soluble manganic porphyrins as antioxidant molecules as well as targeted compounds obtained by coupling such antioxidant compounds to molecules that bind to specific extracellular elements. The pending U.S. patent applications and issued U.S. patents include composition of matter claims and method claims for several series of compounds. Corresponding international patent applications have been filed, 88 of which have issued, and one of which has been allowed as of December 21, 2012.  Our 12 issued US patents will expire between 2015 and 2023.

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

Public Readiness and Emergency Preparedness Act

The Public Readiness and Emergency Preparedness Act enacted by Congress in 2005 (the “PREP Act”) provides immunity for manufacturers from all claims under state or federal law for “loss” arising out of the administration or use of a “covered countermeasure.” However, injured persons may still bring a suit for “willful misconduct” against the manufacturer under some circumstances. “Covered countermeasures” include security countermeasures and “qualified pandemic or epidemic products.” For these immunities to apply, the Secretary of HHS must issue a declaration in cases of public health emergency or “credible risk” of a future public health emergency. We cannot predict whether Congress will fund the relevant PREP Act compensation programs; or whether the necessary prerequisites for immunity would be triggered with respect to our drug candidates.

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

Employees

At December 27, 2012, we had five full-time employees and no part time employees. None of our employees is represented by a labor union. In addition to our employees, we utilize several consultants to perform key functions for us.

Executive Officers

Our executive officers and their ages as of December 27, 2012 were as follows:

Name	Age	Position(s)

David Cavalier	43	Chairman of the Board
John L. McManus	48	President and Chief Executive Officer
Russell Skibsted	53	Senior Vice President, Chief Financial Officer and Secretary

David C. Cavalier has been the Chairman of our Board since April 30, 2004, and became our full time employee in November 2009. Since 2001, he has been a Principal and the Chief Operating Officer of Xmark Opportunity Partners, LLC, a manager of a family of private investment funds. From 1995 to 1996, Mr. Cavalier worked for Tiger Real Estate, a $785 million private investment fund sponsored by Tiger Management Corporation. Mr. Cavalier began his career in 1994 in the Investment Banking Division of Goldman, Sachs & Co. working on debt and equity offerings for public and private real estate companies. He received a B.A. from Yale University and an M.Phil. from Oxford University.

John L. McManus. Mr. McManus began as a consultant to Aeolus in June 2005 as President. He became employed as our President and Chief Operating Officer in July 2006 and was appointed President and Chief Executive Officer in March 2007. Mr. McManus, who received his degree in business administration from the University of Southern California in 1986, is the founder and president of McManus Financial Consultants, Inc. (“MFC”), which provides strategic, financial and investor relations advice to senior managements and boards of directors of public companies, including advice on mergers and acquisitions. These companies have a combined value of over $25 billion. He has served as president of MFC since 1997. In addition, Mr. McManus previously served as Vice President, Finance and Strategic Planning to Spectrum Pharmaceuticals, Inc. (NASDAQ: SPPI), where he had primary responsibility for restructuring Spectrum’s operations and finances, including the design of strategic and financial plans to enhance Spectrum’s corporate focus, and leading the successful implementation of these plans. The implementation of these plans led to an increase in Spectrum’s market value from $1 million to more than $125 million at the time of Mr. McManus’ departure.

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

We have incurred significant losses over the past five years, excluding net income of approximately $1,698,000 and $299,000 for the years ended September 30, 2012 and 2011, respectively, and we had an accumulated deficit of approximately $180,714,000 as of September 30, 2012. Additionally, during the years ended September 30, 2012 and 2011, we incurred a gain of $4,069,000 and $3,887,000, respectively, to our warrant liability related to outstanding warrants, which are non-cash items and do not impact our financial operations or cash needs. Our operating losses have been due primarily to our expenditures for research and development on our drug candidates and for general and administrative expenses and our lack of significant, or sufficient, revenues to offset all of the expenditures. We are likely to continue to incur operating losses until such time, if ever, that we generate significant recurring revenues from product sales, whether to the U.S. government for the Strategic National Stockpile or to the general healthcare community for commercial indications, like oncology, epilepsy or Parkinson’s disease. We anticipate it will take a minimum of two years (and possibly longer) for us to generate recurring revenues. We expect that it will take at least that long before the development of any of our licensed, or other current potential, products is completed, marketing approvals are obtained from the FDA and commercial sales of any of these products can begin, or that we might receive a procurement from the U.S. Government under an Emergency Use Authorization or Animal Rule Approval.

We need substantial additional funding to continue our operations and may be unable to raise capital when needed, or at all, which would force us to delay, curtail or eliminate our clinical programs and our product development programs.

We need to raise substantial additional capital to fund our operations and clinical trials and continue our research and development, unless and until we receive a procurement of sufficient size from the U.S. Government for the Strategic National Stockpile. In addition, we may need to raise substantial additional capital to enforce our proprietary rights, defend, in litigation or otherwise, any claims that we infringe third party patents or other intellectual property rights; and commercialize, for non-government related indications, any of our products that may be approved by the FDA or any international regulatory authority.

On March 30, 2012 and April 4, 2012, we closed a private placement through which we raised gross proceeds of approximately $660,000 through the sale of our common stock and warrants to a group of accredited investors.  As of September 30, 2012, we had cash of approximately $281,000.  Currently, our monthly cash requirements to operate our business that are not reimbursed under the BARDA Contract are approximately $100,000.  To the extent we do not have sufficient cash to fund our working capital requirements, we may not be able to pay our payables timely, which may cause vendors to cease providing services to us.

In order to fund on-going operating cash requirements, or to accelerate or expand our oncology and other programs we will need to raise significant additional funds. We are continuously considering strategic and financial options available to us, including public or private equity offerings, debt financings or collaboration arrangements. If we raise additional funds by issuing securities, our stockholders will experience dilution of their ownership interest. Debt financings, if available, may involve restrictive covenants and require significant interest payments. If we do not receive additional financing to fund our operations not reimbursed under the BARDA Contract, or if BARDA does not exercise any additional options under the BARDA Contract and we are unable to raise sufficient capital for operations, we would have to discontinue some or all of our activities, merge with or sell, lease or license some or all of our assets to another company, or cease operations entirely, and our stockholders might lose all or part of their investments.

In addition, if our catalytic antioxidant program shows scientific progress, we will need significant additional funds to move therapies through the preclinical stages of development and clinical trials. If we are unable to raise the amount of capital necessary, or do not receive a sufficient procurement from the U.S. Government for the Strategic National Stockpile, to complete development and reach commercialization of any of our catalytic antioxidant products, we will need to delay or cease development of one or more of these products or partner with another company for the development and commercialization of these products.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

In its audit opinion issued in connection with our consolidated balance sheets as of September 30, 2012 and 2011 and our consolidated statements of operations, stockholder’s equity and cash flows for the years ended September 30, 2012 and 2011, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern given our recurring net losses, negative cash flows from operations and working capital deficiency. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue in existence.

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

Our likelihood of achieving profitability will depend on numerous factors, including success in:

●	developing our existing drug candidates and developing and testing new drug candidates;

●	carrying out our intellectual property strategy;

●	establishing our competitive position;

●	achieving third-party collaborations;

●	receiving regulatory approvals;

●	manufacturing and marketing products; and

●	receiving government funding and identifying new government funding opportunities.

Many of these factors will depend on circumstances beyond our control. We may not achieve sufficient revenues for profitability. Even if we do achieve profitability, we may not be able to can sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, then our business, results of operations, financial condition and cash flows will be materially and adversely affected.

The current turmoil impacting the financial markets and the possibility that financial institutions may consolidate or cease operations has resulted in a tightening in the credit markets, a low level of liquidity in many financial markets and extreme volatility in fixed income, credit, currency and equity markets. As a result, we may not be successful in obtaining sufficient financing on commercially reasonable terms, or at all. Our requirements for additional capital may be substantial and will be dependent on many factors, including the success of our research and development efforts, our ability to commercialize and market products, our ability to successfully pursue our licensing and collaboration strategy, the receipt of government funding, competing technological developments, costs associated with the protection of our intellectual property and any future change in our business strategy.

As of September 30, 2012, we had an accumulated deficit of $180,714,000 from our research, development and other activities. We have not generated material revenues from product sales and do not expect to generate product revenues sufficient to support us for at least several more years.

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

Further, the timeframe for commercialization of any product is long and uncertain because of the extended testing and regulatory review process required before marketing approval can be obtained. We may not be able to successfully develop or market any of our proposed products or procedures.  If we are not able to successfully market any product, our business will suffer.

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

It is possible that none of the products we develop will obtain the regulatory approvals necessary for us to begin commercializing them. The time required to obtain FDA and other approvals is unpredictable but often can take years following the commencement of clinical trials, depending upon the nature of the drug candidate. Any analysis we perform on data from clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. Any delay or failure in obtaining required approvals could have a material adverse effect on our ability to generate revenues from the particular drug candidate and we may not have the financial resources to continue to develop our drug candidates and, as a result, may have to terminate our operations.

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

We have exclusive worldwide rights to our antioxidant small molecule technology through license agreements with Duke and the NJH. Each license generally may be terminated by the licensor if we fail to perform our obligations under the agreement, including obligations to develop the compounds and technologies under license. If terminated, we would lose the right to develop the products, which could adversely affect our business, prospects, financial condition and results of operations. The license agreements also generally require us to meet specified milestones or show reasonable diligence in development of the technology. If disputes arise over the definition of these requirements or whether we have satisfied the requirements in a timely manner, or if any other obligations in the license agreements are disputed by the other party, the other party could terminate the agreement, and we could lose our rights to develop the licensed technology.

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

During the fiscal years ended September 30, 2012 and 2011, we received 100% of our revenues from our agreement with BARDA, for the development of AEOL 10150 as a MCM against Lung-ARS. These revenues have funded some of our personnel and other R&D costs and expenses. Pursuant to the BARDA Contract, we received approximately $10.4 million under the base period of the contract and could receive up to an additional approximately $108 million in options through February 2016, if the options are exercised by BARDA, for a total contract value of up to approximately $118.4 million. On April 9, 2012, we announced that BARDA had issued a Notice of Intent to Exercise two options valued at $9.1 million. On April 16, 2012, BARDA exercised the two options. The options include funding for murine and non-human primate efficacy studies in Lung-ARS, good manufacturing practice manufacturing and project management costs. Under the terms of the BARDA Contract, BARDA may elect not to exercise some or all of the additional options. Because a significant portion of our current revenues are generated from the BARDA Contract, if BARDA does not exercise its options under the BARDA Contract, our ability to develop AEOL 10150 as an MCM for Lung-ARS could be negatively impacted, which could harm our competitive position and materially and adversely affect our business, financial condition and results of operations.

Necessary reliance on the “Animal Rule” in conducting trials is time-consuming and expensive.

To obtain FDA approval for our drug candidate for a bioterrorism indication under current FDA regulations, we are required to utilize animal model studies for efficacy and provide animal and human safety data under the “Animal Rule.” For many of the biological and chemical threats, animal models are not yet available, and as such we are developing, or will have to develop, appropriate animal models, which is a time-consuming and expensive research effort. Further, we may not be able to sufficiently demonstrate the animal correlation to the satisfaction of the FDA, as these corollaries are difficult to establish and are often unclear. The FDA may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies, refuse to approve our products, or place restrictions on our ability to commercialize those products. Further, other countries do not, at this time, have established criteria for review and approval of these types of products outside their normal review process; i.e., there is no “Animal Rule” equivalent, and consequently we may not be able to make a submission for marketing approval in foreign countries based on such animal data.

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

Any drugs resulting from our research and development efforts may not become commercially available. Even if we succeed in developing and commercializing our drug candidates, we may never generate sufficient or sustainable revenues to enable us to be profitable. Even if effective, a product that reaches the market may be subject to additional clinical trials, changes to or re-approvals of our manufacturing facilities or a change in labeling if we or others identify side effects or manufacturing problems after a product is on the market. This could harm sales of the affected products and could increase the cost and expenses of commercializing and marketing them. It could also lead to the suspension or revocation of regulatory approval for the products.

We and our contract manufacturing organizations (“CMOs”) will also be required to comply with the applicable FDA current good manufacturing practice (“cGMP”) regulations. These regulations include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Manufacturing facilities are subject to inspection by the FDA. These facilities must be approved to supply licensed products to the commercial marketplace. We and our contract manufacturers may not be able to comply with the applicable cGMP requirements and other FDA regulatory requirements. Should we or our contract manufacturers fail to comply, we could be subject to fines or other sanctions or could be prohibited from marketing any products we develop.

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

The U.S. Public Readiness Act was signed into law in December 2005 (the “Public Readiness Act”) and creates general immunity for manufacturers of countermeasures, including security countermeasures (as defined in Section 319F-2(c)(1)(B) of the Public Readiness Act), when the U.S. Secretary of Health and Human Services issues a declaration for their manufacture, administration or use. The declaration is meant to provide general immunity from all claims under state or federal law for loss arising out of the administration or use of a covered countermeasure. Manufacturers are excluded from this protection in cases of willful misconduct. The Secretary of Health and Human Services may not make declarations that would cover any of our other drug candidates or the U.S. Congress may not act in the future to reduce coverage under the Public Readiness Act or it may repeal it altogether.

Upon a declaration by the Secretary of Health and Human Services, a compensation fund would be created to provide “timely, uniform and adequate compensation to eligible individuals for covered injuries directly caused by the administration or use of a covered countermeasure.” The “covered injuries” to which the program applies are defined as serious physical injuries or death. Individuals are permitted to bring a willful misconduct action against a manufacturer only after they have exhausted their remedies under the compensation program. A willful misconduct action could be brought against us if an individual(s) has exhausted his or her remedies under the compensation program, which could thereby expose us to liability. Furthermore, the Secretary of Health and Human Services may not issue a declaration under the Public Readiness Act to establish a compensation fund. We may also become subject to standard product liability suits and other third party claims if products we develop which fall outside of the Public Readiness Act cause injury or if treated individuals subsequently become infected or otherwise suffer adverse effects from such products.

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

The United States credit markets have experienced historic dislocations and liquidity disruptions which have caused financing to be unavailable in many cases and even if available caused spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the debt markets, making financing terms for borrowers able to find financing less attractive, and in many cases have resulted in the unavailability of certain types of debt financing. Continued uncertainty in the credit markets may negatively impact our ability to access debt financing on favorable terms or at all. In addition, Federal legislation to deal with the disruptions in the financial markets could have an adverse effect on our financial condition and results of operations.

We will need to enter into collaborative arrangements for the manufacturing and marketing of our drug candidates, or we will have to develop the expertise, obtain the additional capital and invest the resources to perform those functions internally.

We do not have the staff or facilities to manufacture or market any of the drug candidates being developed in our catalytic antioxidant program. As a result, we will need to enter into collaborative arrangements to commercialize, manufacture and market products that we expect to emerge from our catalytic antioxidant program, or develop the expertise within Aeolus. We might not be successful in entering into such third party arrangements on terms acceptable to us, if at all. If we are unable to obtain or retain third-party manufacturing or marketing on acceptable terms, we may be delayed in our ability to commercialize products, which could have a material adverse effect on our business, prospects, financial condition and results of operations. Substantial additional funds and personnel would be required if we needed to establish our own manufacturing or marketing operations. We may not be able to obtain adequate funding or establish these capabilities in a cost-effective or timely manner, which could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

As of September 30, 2012, we had five full-time employees. We utilize consultants to assist with our operations and are highly dependent on the services of our executive officers. We do not maintain “key person” life insurance on any of our personnel. We also are dependent on our collaborators for our research and development activities. The loss of key executive officers or collaborators could delay progress in our research and development activities or result in their termination entirely.

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

We are exposed to risks if we are unable to comply with changes to laws affecting public companies, including the Sarbanes-Oxley Act of 2002 and the Dodd–Frank Wall Street Reform and Consumer Protection Act of 2010, and also to increased costs associated with complying with such laws.

Laws and regulations affecting public companies in the U.S., including the provisions of the Sarbanes-Oxley Act of 2002 and the Dodd–Frank Wall Street Reform and Consumer Protection Act of 2010, will cause us to incur increased costs as we evaluate the implications of new rules and respond to new requirements. Delays or a failure to comply with the new laws, rules and regulations could result in enforcement actions, the assessment of other penalties and civil suits. These laws and regulations make it more expensive for us under indemnities provided by us to our officers and directors and may make it more difficult for us to obtain certain types of insurance, including liability insurance for directors and officers; as such, we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, or as executive officers. We may be required to hire additional personnel and utilize additional outside legal, accounting and advisory services — all of which could cause our general and administrative costs to increase beyond what we currently have planned.

Our corporate compliance program cannot guarantee that we are in compliance with all potentially applicable regulations.

The development, manufacturing, pricing, sales, coverage and reimbursement of our products, together with our general operations, are subject to extensive regulation by federal, state and other authorities within the United States and numerous entities outside of the United States. While we have developed and instituted a corporate compliance program based on what we believe are the current best practices, governmental authorities may not find that our business practices comply with current or future administrative or judicial interpretations of potentially applicable laws and regulations. If we fail to comply with any of these laws and regulations, we could be subject to a range of regulatory actions, including suspension or termination of clinical trials, the failure to approve a product candidate, restrictions on our products or manufacturing processes, withdrawal of products from the market, significant fines, or other sanctions or litigation.

Risks Related to Our Dependence on U.S. Government Grants and Contracts

Even with the BARDA Contract, we may not be able to fully fund our research and development of AEOL 10150 as a MCM for Lung-ARS.

The BARDA Contract is a cost-plus-fixed-fee reimbursement contract that only reimburses certain specified activities that have been previously authorized by BARDA. Additional activities may be needed and, if so, BARDA may not reimburse us for these activities. Additionally, we have no experience meeting the significant requirements of a federal government contractor, which includes having appropriate accounting, project tracking and earned-value management systems implemented and operational, and we may not be able to meet these requirements in a timely way or at all. Performance under the BARDA Contract requires that we comply with appropriate regulations and operational mandates, with which we have minimal or no operational experience. Our ability to be regularly and fully reimbursed for our activities will depend on our ability to comply and demonstrate compliance with such requirement.

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

For the foreseeable future, we believe our main customer, if any, will be national governments, primarily the U.S. government. We may not receive any grants from national governments. The process of obtaining government contracts is lengthy and uncertain and we will have to compete with other companies for each contract. We may not be awarded any contracts to supply the U.S. or other governments with our drug candidates as such awards may be made, in whole or in part, to our competitors. If the U.S. government makes significant future contract awards for the supply to the U.S. emergency stockpile of a competing product, our business will be harmed and it is unlikely that we will ultimately be able to supply that particular treatment or product to foreign governments or other third parties. Further, changes in government budgets and agendas, or advances by our competitors, may result in a decreased and de-prioritized emphasis on procuring the biodefense products we are developing.

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

Data already obtained, or obtained in the future, from pre-clinical studies, non-clinical studies and clinical trials does not necessarily predict the results that will be obtained from later pre-clinical studies and clinical trials. Moreover, pre-clinical and clinical data are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. The failure to adequately demonstrate the safety and effectiveness of an intended product under development could delay or prevent regulatory clearance of the drug candidate, which would result in delays to commercialization and could materially harm our business. Our studies and clinical trials may not demonstrate sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approvals for our drugs, and our proposed drugs may not be approved for marketing.

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

As of September 30, 2012, Xmark Opportunity Partners, LLC (“Xmark”) possessed voting power over 39,575,839 shares, or 63.1%, of our outstanding common stock as of such date, through its management of Goodnow Capital, L.L.C. (“Goodnow”), Xmark Opportunity Fund, L.P., Xmark Opportunity Fund, Ltd. and Xmark JV Investment Partners, LLC (collectively, the “Xmark Funds”), and through a voting trust agreement by and among Biomedical Value Fund, L.P., Biomedical Value Fund, Ltd., Xmark and us (the “Xmark voting Trust”) with respect to 1,000,000 shares. As a result, Xmark is able to determine a significant part of the composition of our board of directors, holds significant voting power with respect to matters requiring stockholder approval and is able to exercise significant influence over our operations. The interests of Xmark may be different than the interests of other stockholders on these and other matters. This concentration of ownership also could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could reduce the price of our common stock.

David Cavalier, an employee and our Chairman of the board of directors, is affiliated with Xmark, which possessed voting power of 63.1% of our outstanding common stock as of September 30, 2012.  Accordingly, Mr. Cavalier currently has, and will continue to have, a significant influence over the outcome of all corporate actions requiring stockholder approval.

Our executive officers and directors and holders of greater than five percent of our outstanding common stock, together with entities that may be deemed affiliates of, or related to, such persons or entities, beneficially owned greater than 81.3% of our outstanding common stock as of September 30, 2012.  As a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. The interests of our current major stockholders may not always coincide with the interests of other stockholders and they may take actions to advance their respective interests to the detriment of other stockholders.

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

As of September 30, 2012, we had 62,731,963 shares of common stock outstanding. We may grant to our employees, directors and consultants, options to purchase shares of our common stock under our 2004 Stock Incentive Plan. In addition, as of September 30, 2012, options to purchase 9,473,661 shares were outstanding at exercise prices ranging from $0.23 to $5.00 per share, with a weighted average exercise price of $0.71 per share, and 2,250,909 shares were reserved for issuance under the 2004 Stock Incentive Plan. In addition, as of September 30, 2012, warrants to purchase 62,993,663 shares of common stock were outstanding at exercise prices ranging from $0.258 to $2.50 per share, with a weighted exercise price of $0.31 per share.

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

Our common stock is not listed on a national securities exchange, is illiquid and is characterized by low and/or erratic trading volume, and the per share price of our common stock has fluctuated from $0.21 to $1.10 during the last two fiscal years.

Our common stock is quoted on the OTCQB under the symbol “AOLS.” An active public market for our common stock is unlikely to develop as long as we are not listed on a national securities exchange. Even if listed, the market for our stock may be impaired because of the limited number of investors, the significant ownership stake of Xmark, and our small market capitalization, which is less than that authorized for investment by many institutional investors.

Historically, the public market for our common stock has been characterized by low and/or erratic trading volume, often resulting in price volatility. For the fiscal year ended September 30, 2012, the average daily trading volume for our common stock was approximately 20,000 shares. Although trading in our common stock increased slightly over the course of fiscal year 2012, we continued to have very light trading activity in our common stock, with the fourth fiscal quarter averaging only approximately 15,000 shares per day.  In addition, the price of our common stock has been volatile.  Our common stock had a closing price of $0.42 on October 1, 2011 and ended fiscal year 2012 at a closing price of $0.37.  During the twelve month period ended September 30, 2012, our common stock had a low closing price of $0.21, which occurred on July 2, 2012, and had a high closing price of $0.48, which occurred on November 4, 2011.

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

Upon receiving notice from Elan, we are obligated to register with the SEC shares of common stock underlying the Series B Convertible Preferred Stock and warrants to purchase Series B Convertible Preferred Stock held by the Elan affiliates. If these securities are registered with the SEC, they may be sold in the open market. We expect that we also will be required to register any securities sold in future private financings. The sale of a significant amount of shares in the open market, or the perception that these sales may occur, could cause the trading price of our common stock to decline or become highly volatile.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our amended and restated certificate of incorporation and bylaws may delay or prevent an acquisition of us or a change in our management. These provisions include a prohibition on actions by written consent of our stockholders and the ability of our board of directors to issue up to 7,150,000 shares of “blank check” preferred stock without stockholder approval. As a result, our board of directors has the power to issue shares without stockholder approval, and such shares can be issued with such rights, preferences, and limitations as may be determined by our board of directors.  The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of any holders of preferred stock that may be issued in the future.  In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the General Corporation Law of the State of Delaware, which prohibits stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us.  These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.

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

In June 2008, the Financial Accounting Standards Board (“FASB”) ratified what was originally referred to as Emerging Issues Task Force Issue No. 07-5 and recently codified by FASB as Accounting Standards Codification Topic 815, which contains guidance for determining whether an Instrument (or embedded feature) is indexed to an entity’s own stock. Equity-linked instruments (or embedded features) that otherwise meet the definition of a derivative are not accounted for as derivatives if certain criteria are met, one of which is that the instrument (or embedded feature) must be indexed to the entity’s own stock. We adopted this guidance on October 1, 2009 and began applying its provisions to outstanding instruments as of that date. A number of our outstanding warrants to purchase common stock are impacted by this guidance. As a result, liability recorded for a number of our outstanding warrants may increase or decrease, sometimes dramatically, from quarter-to-quarter. An increase in warrant liability for a period will result in a corresponding charge to our statement of operations for such period and a decrease in warrant liability for a period will result in a corresponding gain to our statement of operations for such period. Our outstanding warrants will continue to be revalued at each balance sheet date, which could result in significant and unpredictable changes to our reported liabilities and significant additional gains or losses charged to the statement of operations for each period regardless of any changes to our working capital, liquidity, or business operations.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

None.

Item 3.  Legal Proceedings.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

	High	Low
Fiscal Year Ended September 30, 2011
October 1, 2010 through December 31, 2010	$0.70	$0.37
January 1, 2011 through March 31, 2011	$1.10	$0.46
April 1, 2011 through June 30, 2011	$0.71	$0.31
July 1, 2011 through September 30, 2011	$0.53	$0.36

Fiscal Year Ended September 30, 2012
October 1, 2011 through December 31, 2011	$0.55	$0.30
January 1, 2012 through March 31, 2012	$0.41	$0.30
April 1, 2012 through June 30, 2012	$0.41	$0.21
July 1, 2012 through September 30, 2012	$0.44	$0.21

Approximate Number of Equity Security Holders

As of December 18, 2012 the number of record holders of our common stock was 93, and we estimate that the number of beneficial owners was approximately 4,000.

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

Recent Sales of Unregistered Securities

See the descriptions of the warrants issued to Roberts Mitani, LLC, Columbia Capital Securities and Monarch Bay Associates, LLC under the heading “Equity Compensation Plan and Additional Equity Information as of September 30, 2012 - Description of Equity Compensation Plans and Equity Securities Not Approved by Our Stockholders” under Part III, Item 12 below for information regarding our recent sales of unregistered securities. The securities were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder, and thus have not been registered under the Securities Act. The securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act. Each of the agreements executed in connection with the issuance of the securities contain representations to support our reasonable belief that each warrant holder had access to information concerning our operations and financial condition, each warrant holder acquired the securities for its own account and not with a view to the distribution thereof in the absence of an effective registration statement or an applicable exemption from registration, and that each warrant holder is sophisticated within the meaning of Section 4(2) of the Securities Act and an “accredited investor” (as defined by Rule 501 under the Securities Act). In addition, the issuances did not involve any public offering; we made no solicitation in connection with the issuance of the warrants other than communications with the warrant holders; we did not use any form of advertising in connection with the issuance of the warrants; we obtained representations from each warrant holder regarding his or its investment intent, experience and sophistication; and each warrant holder either received or had access to adequate information about us in order to make informed investment decisions. At the time of their issuance, the securities were deemed to be restricted securities for purposes of the Securities Act, and the certificates representing the securities bear legends to that effect.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Performance Graph

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

Item 6.  Selected Financial Data.

Read the following selected financial data in conjunction with our consolidated financial statements and the notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. We derived the consolidated statements of operations data for the five fiscal years ended September 30, 2012 and the related consolidated balance sheet data at those dates from our audited consolidated financial statements. Except for the consolidated statements of operations for the fiscal years ended September 30, 2010, 2009 and 2008 and the consolidated balance sheet data at September 30, 2010, 2009 and 2008, each of these consolidated financial statements is included elsewhere in this Annual Report on Form 10-K.

Statement of Operations Data:

	Year Ended September 30,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Revenue:
Grant income and contract revenue	$7,293	$4,821	$—	$—	$—
Costs and expenses:
Research and development	6,468	5,055	1,690	711	977
General and administrative	3,196	3,668	1,954	1,292	1,540
Total costs and expenses	9,664	8,723	3,644	2,003	2,517
Loss from operations	(2,371)	(3,902)	(3,644)	(2,003)	(2,517)
Other income (expenses), net	4,069	4,222	(21,347	144)	(405
Interest income (expense), net	—	(21)	(878)	(437	(51)
Net income (loss)	1,698	299	(25,869)	(2,296)	(2,973)
Preferred stock dividend and accretion	—	—	—	—	—
Net income (loss) attributable to common stockholders	$1,698	$299	$(25,869)	$(2,296)	$(2,973)
Basic net income (loss) per share attributable to common stockholders	$0.03	$0.01	$(0.53)	$(0.07)	$(0.09)
Diluted net income (loss) per share attributable to common stockholders	$0.02	$0.00	$(0.53)	$(0.07)	$(0.11)
Weighted average common shares outstanding:
Basic	61,593	59,474	49,151	34,789	31,953
Diluted	72,749	82,302	49,151	34,789	32,217

Balance Sheet Data:

	September 30,
	2012	2011	2010	2009	2008
	(in thousands)

Cash and cash equivalents and marketable securities	281	518	2,355	646	399
Working capital (deficiency)	(1,048)	114	781	5	(1,336)
Total assets	1,256	2,290	2,433	811	1,120
Long-term portion of capital lease obligations and notes payable	—	—	—	1,194	266
Total liabilities	21,591	25,549	29,169	1,968	2,157
Total stockholders’ deficit	(20,335)	(23,259)	(26,736)	(1,157)	(1,037)

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

We had net income of approximately $1,698,000 and $299,000 for the fiscal years ended September 30, 2012 and 2011, respectively. We had an accumulated deficit of approximately $180,714,000 at September 30, 2012. We have not yet generated any revenue from product sales and do not expect to receive any product revenue from non-government sales in the foreseeable future, if at all.  Under the BARDA Contract, we are expected to file an EUA in the second half of 2013, after which BARDA may begin purchasing AEOL 10150 for the Strategic National Stockpile.

We have not had any recurring revenue from product sales. Therefore, we have relied on public or private equity offerings, debt financings, collaboration arrangements and grants to finance our operations.

Corporate Matters

On February 11, 2011, we signed an agreement with BARDA for the development of AEOL 10150 as a MCM against Lung-ARS (the “BARDA Contract”). Pursuant to the BARDA Contract we were awarded approximately $10.4 million in the base period of the contract. On April 16, 2012, we announced that BARDA had exercised two options under the BARDA Contract worth approximately $9.1 million, bringing the total exercised contract value to date to approximately $19.5 million. We may receive up to an additional $98.9 million in options exercisable over the years following the base period. If all of the options are exercised by BARDA, the total value of the contract would be approximately $118.4 million.  Pursuant to the Statement of Work in the BARDA Contract, we expect to provide the data necessary for filing an EUA in the second half of 2013.  Once the EUA is filed, it would be possible for BARDA to begin procuring AEOL 10150 for the strategic national stockpile. Procurements from BARDA may result in significant revenues, and profitability, for Aeolus. If all options are exercised, the period of performance would continue through at least 2016.

 Activities conducted during the base period of performance include developing animal models with radiation survival curves, dosing studies, bulk drug manufacturing, final drug product manufacturing, validation testing, compliance studies and the filing of IND, an orphan drug status application and a fast track designation application with the FDA.  In the event BARDA exercises options to extend the term of the BARDA Contract, optional activities to be conducted would include, among other things, bulk drug and final drug product manufacturing, stability studies, animal pivotal efficacy studies, human clinical safety studies and Phase I, Phase II and pre-new drug application (“NDA”) meetings and applications with the FDA.

On February 14, 2012, the Aeolus team presented the results and deliverables that had been produced during the first twelve months under the base period of the BARDA Contract at an “In-Progress Review” meeting with BARDA, and requested the exercise of additional contract options, which contain the key items required to further advance development of AEOL 10150.

On February 15, 2012, we announced that we entered into a contract modification and no-cost extension with the BARDA. The modification and extension allowed us to continue operating under the base period of the contract awarded in February 2011, and restructured the timing and components of the options that could be awarded under the remaining four years of the agreement. The changes did not impact the total potential value of the contract, which remains at approximately $118.4 million. The contract restructure was driven by our ability to generate cost savings in the base year contract, and to allow BARDA to better manage contract options to expedite development program.

On April 16, 2012, we announced that BARDA had exercised two contract options worth approximately $9.1 million. BARDA's exercise of the options was in response to the presentation of the deliverables and progress made under the contract at the meeting on February 14, 2012. Among the key items in the options BARDA exercised are animal efficacy studies, mechanism of action research and manufacturing and process validation work. All of these items build off of work successfully completed during the first twelve months of the contract base period. The contract is designed to produce the data necessary for an approval under the FDA “Animal Rule” and for a potential Emergency Use Authorization (EUA). An approval or EUA would allow the federal government to buy AEOL 10150 for the Strategic National Stockpile under Project Bioshield. Project Bioshield is designed to accelerate the research, development, purchase and availability of effective medical countermeasures for the Strategic National Stockpile

Since February 11, 2011, we have been actively developing AEOL 10150 under the BARDA Contract.  Among the key deliverables accomplished in the program, we hired the necessary personnel required under the contract, initiated the radiation dose studies in mice and NHPs, manufactured a GMP batch for use in human safety studies and a non-GMP batch of material for use in animal efficacy studies, developed significant improvements to the process for manufacturing compound which will reduce the cost of producing the drug; made several discoveries related to the mechanism of damage of radiation and mechanism of action of AEOL 10150; met with the FDA to discuss our IND filing for Lung-ARS; and designed and initiated quality, reporting, risk management and project management programs required under the BARDA Contract.

Under the BARDA Contract, we plan to provide to BARDA the data necessary in order to file an Emergency Use Authorization (“EUA”) with the FDA in approximately the second half of 2013.  An EUA is a legal means for the FDA to approve new drugs or new indications for previously approved drugs that may be stockpiled and used during a declared emergency.  To date, about half of the procurements for the national stockpile for medical countermeasures against potential terrorist events have been made under EUAs, prior to approval by the FDA for the indication in question.

Results of Operations

Fiscal Year Ended September 30, 2012 Compared to Fiscal Year Ended September 30, 2011

We had net income of $1,698,000 (including a non-cash gain for decreases in valuation of warrants of approximately $4,069,000) for the fiscal year ended September 30, 2012, versus net income of $299,000 (including a non-cash gain for decreases in valuation of warrants of $3,887,000) for the fiscal year ended September 30, 2011.

Revenue for the fiscal year ended September 30, 2012 was approximately $7,293,000, compared to $4,821,000 revenue for the fiscal year ended September 30, 2011. The revenue is from the collaboration with BARDA announced on February 11, 2011. Since being awarded the BARDA Contract, we generate contract revenue from a cost-plus fee arrangement. Revenues on reimbursable contracts are recognized as costs are incurred, generally based on allowable costs incurred during the period, plus any recognizable earned fee. We consider fixed fees under cost-plus fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract.

Research and Development

Research and development expenses increased by $1,413,000, or 28%, to approximately $6,468,000 for the fiscal year ended September 30, 2012 from approximately $5,055,000 for the fiscal year ended September 30, 2011. R&D expenses were higher during the fiscal year ended September 30, 2012 versus September 30, 2011 due to work related to the BARDA Contract. For the fiscal year ended September 30, 2012, consultant expenses increased by $626,000 due to costs associated with the BARDA Contract. Preclinical fees increased about $202,000 over the comparable period in 2011 due to increased animal studies to support our ARS development program. The increase also reflected production and development of AEOL 10150 for planned upcoming BARDA studies, for which manufacturing expenses increased about $590,000. We currently have eight development programs in progress: studies of AEOL 10150 as a medical countermeasure against the effects of sulfur mustard gas and chlorine gas on the lungs, against the effects of radiation on the lungs and on the gastro-intestinal tract, and as a treatment for cancer, studies of AEOL 11207 and several other compounds as potential treatments for Parkinson’s disease and epilepsy, and a study of Hexyl as protectant against radiation exposure.

R&D expenses for our antioxidant program have totaled approximately $48,723,000 from inception through September 30, 2012. Because of the uncertainty of our research and development and clinical studies, we are unable to predict the total level of spending on the program or the program completion date. However, we expect R&D expenses during fiscal year 2013 will be comparable to fiscal 2012 since we will continue development under the BARDA Contract. We anticipate that much of the R&D spending should be reimbursed under that contract.

General and Administrative

General and administrative (“G&A”) expenses include corporate costs required to support Aeolus, our employees and consultants and our stockholders. These costs include personnel and outside costs in the areas of legal, human resources, investor relations and finance. Additionally, we include in general and administrative expenses such costs as rent, repair and maintenance of equipment, depreciation, utilities, information technology and procurement costs that we need to support the corporate functions listed above.

G&A expenses decreased approximately $472,000, or 13%, to approximately $3,196,000 for the fiscal year ended September 30, 2012 from about $3,668,000 for the fiscal year ended September 30, 2011. Consulting fees decreased by about $456,000 due to shifting some contractors to employees. As a result, the decrease in consulting fees was partially offset by an increase in salaries and wages of about $304,000. Consulting stock expense decreased by about $356,000 as a result of fewer awards and a lower stock price for the period.

Other Income or Expense

As previously disclosed, certain of our warrants to purchase common stock were deemed to be a liability upon adoption of a new accounting pronouncement on October 1, 2009. Subsequent changes to the fair market value resulted in an offsetting gain in the statements of operations of approximately $4,069,000 for the fiscal year ended September 30, 2012, as compared to approximately $3,887,000 for the fiscal year ended September 30, 2011. The warrant liability and revaluations have not and will not have any impact on our working capital, liquidity or business operations.

Fiscal Year Ended September 30, 2011 Compared to Fiscal Year Ended September 30, 2010

We had net income of $299,000 (including a non-cash gain for decreases in valuation of warrants of approximately $3,887,000) for the fiscal year ended September 30, 2011, versus a net loss of $25,869,000 (including a non-cash charge for increases in valuation of warrants of $21,347,000) for fiscal year ended September 30, 2010.

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

Liquidity and Capital Resources

As of September 30, 2012, we had approximately $281,000 of cash and cash equivalents, a decrease of $237,000 from September 30, 2011. In order to fund on-going operating cash requirements, or to accelerate or expand our oncology and other programs we may need to raise significant additional funds.

We had net income of $1,698,000 (including a non-cash gain for decreases in valuation of warrants of $4,069,000) for the fiscal year ended September 30, 2012, compared to net income of $299,000 (including a non-cash gain for decreases in valuation of warrants of $3,887,000) for the fiscal year ended September 30, 2011. For the same periods, we had cash outflows from operations of approximately $879,000 and $3,102,000, respectively. Our ongoing future cash requirements will depend on numerous factors, particularly the progress of our catalytic antioxidant program and clinical trials and our ability to negotiate and complete collaborative agreements or out-licensing arrangements. In order to help fund our on-going operating cash requirements, we intend to seek new collaborations for our antioxidant research program that include initial cash payments and on-going research support. In addition, we might sell additional shares of our stock and/or convertible debentures and explore other strategic and financial alternatives, including a merger with another company, the sale of stock and/or debt, the establishment of new collaborations for current research programs, that include initial cash payments and ongoing research support and the out-licensing of our compounds for development by a third party. We expect to incur additional losses and negative cash flow from operations for several more years.

In November 2010, we received approximately $244,000 from the QTDP, administered by the IRS and HHS, in support of our development of AEOL 10150 as an MCM for Lung-ARS.  Additionally, In November 2010, we received approximately $92,000 from the QTDP in support of our development of AEOL 11207 for Parkinson’s Disease.

On February 11, 2011, we were awarded a contract by BARDA to fund the development of AEOL 10150 as an MCM for Lung-ARS from its current status to FDA approval in response to Special Instructions Amendment 4 to a Broad Agency Announcement (BAA-BARDA-09-34) for advanced research and development of medical countermeasures for chemical, biological, radiological and nuclear threats. The contract value could be up to $118.4 million depending on options exercised by BARDA and the requirements for approval by the FDA. Under the BARDA Contract, substantially all of the costs of the development of AEOL 10150 as a medical countermeasure for pulmonary injuries resulting from an acute exposure to radiation from a radiological/nuclear accident or attack, particularly injuries associated with ARS or DEARE would be paid for by the U.S. government through BARDA funding. We recognized approximately $7,293,000 in revenue during the fiscal year ended September 30, 2012 related to the BARDA Contract.

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

Contractual Obligations

Our contractual obligations (in thousands) as of September 30, 2012 were as follows:

		Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Short and long-term debt	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating leases	3	3	—	—	—
Purchase obligations	—	—	—	—	—
Total	$3	$3	$—	$—	$—

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources as defined under the rules of SEC Release No. FR-67. We do not have any capital leases.

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

We completed our corporate reorganization on November 20, 2003. The reorganization involved the merger of our former parent company into one of our wholly owned subsidiaries. Subsequent to our 2003 reorganization, we completed a number of equity and debt financings, the majority of which included Xmark as investors. As of September 30, 2012, Xmark Opportunity Partners, LLC, through its management of Goodnow and the Xmark Funds, and through the Xmark Voting Trust and options held by David Cavalier, an affiliate of Xmark and the Chairperson of our Board of Directors, had voting power over 63.1% of our outstanding common stock and had beneficial ownership, calculated based on SEC requirements, of approximately 63.2% of our common stock. As a result of this significant ownership, Xmark Opportunity Partners, LLC and its affiliates is able to control future actions voted on by our stockholders.

In addition, under the terms of the warrants to purchase up to 61,822,749 shares of our common stock issued to Xmark on October 6, 2009 as well as subsequent warrant issuances on July 30, 2010, August 11, 2010 and December 28, 2010 (collectively, the “Xmark Warrants”), if we were to pay a dividend on our common stock the exercise price of these warrants would be reset from $0.28 per share or $0.50 per share, as applicable, to $0.01 per share and the warrant holders would also receive any such dividend paid. The Xmark Warrants also contain a provision that provides for the reduction of the exercise price to $0.01 upon a change of control and anti-dilution provisions in the event of a stock dividend or split, dividend payment or other issuance, reorganization, recapitalization or similar event. In addition, the Xmark Warrants, among other restrictions, prohibit the sale of Aeolus to an entity other than one that is publicly traded.

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

Warrant Liability

On October 1, 2009, we adopted new accounting guidance, originally referred to as EITF 07-5 and recently codified by FASB as ASC Topic 815. The guidance revised previously existing guidance for determining whether an Instrument (or Embedded Feature) is indexed to an entity’s own stock. Equity-linked instruments (or embedded features) that otherwise meet the definition of a derivative are not accounted for as derivatives if certain criteria are met, one of which is that the instrument (or embedded feature) must be indexed to the entity’s own stock. We applied the new guidance to outstanding instruments as of October 1, 2009. The fair value of the warrants affected by the new guidance at the dates of issuance totaled $8,282,000 and was initially recorded as a component of additional paid-in capital. Upon adoption of the new guidance, we recorded a decrease to the opening balance of additional-paid-in capital of $8,142,000 and recorded a decrease to accumulated deficit totaling $4,353,000, representing the decrease in the fair value of the warrants from the date of issuance to October 1, 2009. The fair value of the warrants at October 1, 2009 of $3,789,000 was classified as a liability in the balance sheet as of that date.

Increases or decreases in fair value of the warrants are included as a component of other income (expenses) in the accompanying statement of operations for the respective period. As of September 30, 2012, the liability for warrants decreased to approximately $19,319,000, resulting in an additional gain to the statements of operations for the fiscal year ended September 30, 2012 of approximately $4,069,000. The warrant liability and revaluations have not and will not have any impact on our working capital, liquidity or business operations.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Our exposure to market risk is presently limited to the interest rate sensitivity of our cash and cash equivalents, which is affected by changes in the general level of U.S. interest rates. However, we believe that we are not subject to any material market risk exposure and do not expect that changes in interest rates would have a material effect upon our financial position. A hypothetical 10% change in interest rates would not have a material effect on our Statement of Operations or Cash Flows for the fiscal year ended September 30, 2012. We do not have any foreign currency or other derivative financial instruments. Our debt bears interest at a fixed rate.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Aeolus Pharmaceuticals Inc.

We have audited the accompanying consolidated balance sheets of Aeolus Pharmaceuticals Inc. (the “Company”) as of September 30, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the two years in the period ended September 30, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aeolus Pharmaceutical Inc. and its subsidiary as of September 30, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the two years in the period ended September 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company has incurred recurring losses and negative cash flows from operations, and management believes the Company does not currently possess sufficient working capital to fund its operations through fiscal 2013. These conditions, along with other matters as set forth in Note C, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GRANT THORNTON LLP
San Diego, CA
December, 28 2012

AEOLUS PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

	September 30,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$281	$518
Accounts receivable	882	1,677
Prepaids and other current assets	61	63
Total current assets	1,224	2,258

Investment in CPEC LLC	32	32
Total assets	$1,256	$2,290

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$2,272	$2,144
Total current liabilities	2,272	2,144

Warrant liability	19,319	23,405
Total liabilities	21,591	25,549

Commitments and Contingencies (Notes E and I)

Stockholders’ deficit:
Preferred stock, $.01 par value per share, 10,000,000 shares authorized:
Series A nonredeemable convertible preferred stock, 1,250,000 shares authorized as of September 30, 2012 and 2011, respectively; no shares issued and outstanding as of September 30, 2012 and 2011, respectively	—	—
Series B nonredeemable convertible preferred stock, 1,600,000 and 600,000 shares authorized as of September 30, 2012 and 2011, respectively; 526,080 and 526,080 shares issued and outstanding as of September 30, 2012 and 2011, respectively	5	5
Common stock, $.01 par value per share, 200,000,000 shares authorized; 62,731,963 and 60,470,718 shares issued and outstanding at September 30, 2012 and 2011, respectively	627	605
Additional paid-in capital	159,747	158,543
Accumulated deficit	(180,714)	(182,412)
Total stockholders’ deficit	(20,335)	(23,259)
Total liabilities and stockholders’ deficit	$1,256	$2,290

The accompanying notes are an integral part of these consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Fiscal Year Ended September 30,
	2012	2011
Revenue:
Contract revenue	$7,293	$4,821

Costs and expenses:
Research and development	6,468	5,055
General and administrative	3,196	3,668
Total costs and expenses	9,664	8,723

Loss from operations	(2,371)	(3,902)
Interest expense	—	(21)
Warrant liability gain (charges)	4,069	3,887
Other income, net	—	335
Net income (loss)	$1,698	$299

Basic net income (loss) per common share	$0.03	$0.01
Diluted net income (loss) per common share	$0.02	$—

Weighted average common shares outstanding:
Basic	61,593	59,474
Diluted	72,749	82,302

The accompanying notes are an integral part of these consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Dollars in thousands)

	Series B Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Deficit	Deficit

Balance at September 30, 2010	475,087	5	56,817,177	568	155,402	(182,711)	(26,736)
Common stock sales, net of issuance costs of $13,000	—	—	2,500,000	25	585	—	610
Note payable conversion	50,993	1	—	—	211	—	212
Issuance of warrant for note payable conversion	—	—	—	—	452	—	452
Exercise of warrants	—	—	1,153,541	12	900	—	913
Issuance of warrants to a consultant	—	—	—	—	88	—	88
Stock-based compensation	—	—	—	—	905	—	905
Net income for the fiscal year ended September 30, 2011	—	—	—	—	—	299	299
Balance at September 30, 2011	526,080	5	60,470,718	$605	158,543	(182,412)	(23,259)
Common stock sales, net of issuance costs of $18,000	—	—	2,200,166	22	620	—	642
Exercise of warrants	—	—	61,079	—	16	—	16
Issuance of warrants to consultants	—	—	—	—	199	—	199
Stock-based compensation	—	—	—	—	369	—	369
Net income for the fiscal year ended September 30, 2012	—	—	—	—	—	1,698	1,698
Balance at September 30, 2012	526,080	$5	62,731,963	$627	$159,747	$(180,714)	$(20,335)

The accompanying notes are an integral part of these consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Fiscal Year Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$1,698	$299
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	7	5
Noncash compensation	568	993
Noncash interest and financing costs	17	—
Change in fair value of warrants	(4,086)	(3,887)
Noncash consulting and license fee	—	—
Change in assets and liabilities:
Accounts receivable	795	(1,677)
Prepaid expenses and other assets	(6)	(22)
Accounts payable and accrued expenses	128	1,187
Net cash used in operating activities	(879)	(3,102)

Cash flows from investing activities:
Purchase of equipment	—	—
Net cash used in investing activities	—	—

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	660	1,000
Proceeds from the exercise of warrants	—	276
Costs related to the issuance of common stock and warrants	(18)	(11)
Net cash provided by financing activities	642	1,265

Net increase (decrease) in cash and cash equivalents	(237)	(1,839)

Cash and cash equivalents at beginning of year	518	2,355
Cash and cash equivalents at end of year	$281	$518

Supplemental disclosure of cash flow information:
Non-cash payments of interest	$—	$21
Supplemental disclosure of non-cash investing and financing activities:
Preferred stock and warrants issued for payment of note payable	$—	$453
Preferred stock and warrants issued for payment of interest on note payable	$—	$210

The accompanying notes are an integral part of these consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include revenue recognition, warrant liability, allowance for doubtful accounts, stock-based compensation and warrant expense. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company invests available cash in short-term bank deposits. Cash and cash equivalents include investments with maturities of three months or less at the date of purchase. The carrying value of cash and cash equivalents approximate their fair market value at September 30, 2012 and 2011 due to their short-term nature.

Significant customers and accounts receivable

For the year ended September 30, 2012, the Company’s primary customer was BARDA. For the year ended September 30, 2012, revenues from BARDA comprised 100% of total revenues. As of September 30, 2012, the Company’s receivable balances were comprised 100% from this customer. Unbilled accounts receivable, included in accounts receivable, totaling $558,000 as of September 30, 2012 relate to work that has been performed, though invoicing has not yet occurred. All of the unbilled receivables are expected to be billed and collected within the next 12 months. Accounts receivable are stated at invoice amounts and consist primarily of amounts due from HHS as well as amounts due under reimbursement contracts with other government entities and non-government and philanthropic organizations. If necessary, the Company records a provision for doubtful receivables to allow for any amounts which may be unrecoverable. This provision is based upon an analysis of the Company’s prior collection experience, customer creditworthiness and current economic trends. As of September 30, 2012 and 2011, an allowance for doubtful accounts was not recorded as the collection history from the Company’s customers indicated that collection was probable.

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The warrant liability is measured at fair market value on a recurring basis as of September 30, 2012 and 2011 and is summarized below (in thousands):

Fair value at September 30, 2012			Fair value at September 30, 2011
Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
$—	$—	$19,319	$—	$—	$23,405

The following table summarizes, as of September 30, 2012, the warrant activity subject to Level 3 inputs which are measured on a recurring basis:

Fair value measurements of warrants using significant unobservable inputs (Level 3)
Balance at September 30, 2011	$23,405
Warrants exercised	(17)
Change in fair value of warrant liability	(4,069)
Balance at September 30, 2012	$19,319

Research and Development

Research and development costs are expensed in the period incurred.

Leases

The Company leases office space and office equipment under month to month operating lease agreements. For the years ended September 30, 2012 and 2011, total rent expense was approximately $36,000 and $18,000, respectively.

Income Taxes

 The Company recognizes liabilities or assets for the deferred tax consequences of temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. A valuation allowance is established when management determines that is more likely than not that all or a portion of a deferred tax asset will not be realized. Management evaluates the Company’s ability to realize its net deferred tax assets on a quarterly basis and valuation allowances are provided, as necessary. During this evaluation, management reviews its forecasts of income in conjunction with other positive and negative evidence surrounding the Company’s ability to realize its deferred tax assets to determine  if a valuation allowance is required. Adjustments to the valuation allowance will increase or decrease the Company’s income tax provision or benefit. Management also applies the relevant guidance to determine the amount of income tax expense or benefit to be allocated among continuing operations, discontinued operations, and items charged or credited directly to stockholders’ equity (deficit).

A tax position must meet a minimum probability threshold before a financial statement benefit is recognized. The minimum threshold is a tax position that is more likely than not be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation process, based on the technical merits of the position. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

Net Income (Loss) Per Common Share

The Company computes basic net income (loss) per weighted average share attributable to common stockholders using the weighted average number of shares of common stock outstanding during the period. The Company computes diluted net income (loss) per weighted average share attributable to common stockholders using the weighted average number of shares of common and dilutive potential common shares outstanding during the period. Potential common shares outstanding consist of stock options, convertible debt, warrants and convertible preferred stock using the treasury stock method and are excluded if their effect is anti-dilutive. Diluted weighted average common shares included incremental shares of approximately 11,156,000 and 22,828,000 shares for the fiscal years ended September 30, 2012 and 2011 issuable upon the exercise or conversion of convertible debt, stock options to purchase common stock, convertible preferred stock and warrants to purchase common stock. Diluted weighted average common shares excluded incremental shares of approximately 61,847,000 and 48,577,000, respectively, for the fiscal year 2012 and 2011, due to their anti-dilutive effect.

	Fiscal year ended September 30,
	2012	2011
Numerator:
Net income (loss)	$1,698	$299

Denominator:
Weighted-average number of shares – basic	61,593	59,474
Dilutive securities – equity awards	11,156	22,828
Weighted-average number of shares – diluted	72,749	82,302

Earnings per share – basic	$0.03	$0.01
Earnings per share – diluted	$0.02	$0.00

Accounting for Stock-Based Compensation

The Company recognizes stock based compensation expense in the statement of operations based upon the fair value of the equity award amortized over the vesting period.

Segment Reporting

The Company currently operates in one segment.

Warrant Liability

 The Company has warrants with an embedded feature that meet the requirements of derivative accounting per Accounting Standards Codification (“ASC”) Topic 815. The Company records these warrants at their fair value in accordance with Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures.

Increases or decreases in fair value of the warrants are included as a component of other income (expense) in the accompanying statement of operations for the respective period. As of September 30, 2012, the liability for warrants decreased to approximately $19,319,000 from approximately $23,405,000 as of September 30, 2011, as a result of warrant exercises of $17,000 and a gain to the statements of operations for the fiscal year ended September 30, 2012 of approximately $4,069,000. The warrant liability and revaluations have not and will not have any impact on the Company’s working capital, liquidity or business operations. Some of the Company's warrants contain terms that limit the number of shares the Company would be required to issue thereunder unless the warrant holder agrees to increase the limit prior to exercise. If the warrants outstanding as of September 30, 2012 were exercised in full without regard to any current exercise limits contained therein, the Company would be required to issue a maximum of 59,149,999 shares of common stock.

C. Liquidity

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.

The Company has incurred significant cash outflows from operations of approximately $879,000 and $3,102,000 for the fiscal years ended September 30, 2012 and 2011, respectively. The Company had net income of approximately $1,698,000 (including a non-cash gain for decreases in valuation of warrants of approximately $4,069,000) for the year ended September 30, 2012. In 2011 the Company had net income from operations of approximately $299,000 (including a non-cash gain for decreases in valuation of warrants of $3,887,000). The Company expects to incur additional losses and cash outflows from operations for several more years.

The Company has historically raised capital through the sale of its common shares and preferred shares; said financing transactions are more thoroughly discussed at note F – Stockholders’ Equity. Management expects they will need to continue to finance the Company’s operations through equity financing for several more years. Subsequent to September 30, 2012, the Company’s management has been engaged in discussions with various investors to raise additional capital through the sale of common shares. However, there is no assurance that this contemplated financing will be consummated on acceptable terms or at all.

If the Company is unable to obtain additional funding for its operations, it will need to eliminate or substantially limit some or all of its activities, merge with another company, sell, lease or license some or all of its assets, or cease operations entirely. There is no assurance that the Company will be able to obtain additional financing on acceptable terms, or at all, or that the Company will be able to merge with another Company or sell, lease or license any or all of its assets. This raises substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might result from this uncertainty.

D. Investments

Investment in CPEC LLC

The Company uses the equity method to account for its 35.0% ownership interest in CPEC. CPEC had $91,000 of net assets at each of September 30, 2012 and 2011. Aeolus’ share of CPEC’s net assets is included in other assets and the Company has no operations or activities unrelated to the out licensing of bucindolol.

E. Commitments

The Company acquires assets still in development and enters into license and research and development arrangements with third parties that often require milestone and royalty payments to the third party contingent upon the occurrence of certain future events linked to the success of the asset in development. Milestone payments may be required, contingent upon the successful achievement of an important point in the development life-cycle of the pharmaceutical product (e.g., approval of the product for marketing by a regulatory agency). If required by the arrangement, the Company may also be required to make royalty payments based upon a percentage of the net sales of the pharmaceutical product in the event that regulatory approval for marketing is obtained. Because of the contingent nature of these payments, they are not included in the table of contractual obligations. No milestones have been met, nor have any payments been made, as of September 30, 2012.

We are also obligated to pay patent filing, prosecution, maintenance and defense costs, if any, for the intellectual property the Company has licensed from National Jewish Health (“NJH”), National Jewish Medical and Research Center (the “NJMRC”) and Duke University.

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

F. Stockholders’ Deficit

Basis of Presentation

Preferred Stock

The Certificate of Incorporation of the Company authorizes the issuance of up to 10,000,000 shares of Preferred Stock, at a par value of $0.01 per share, of which 1,250,000 shares are designated Series A Convertible Preferred Stock and 1,600,000 shares are designated Series B Convertible Preferred Stock. The Board of Directors has the authority to issue Preferred Stock in one or more series, to fix the designation and number of shares of each such series, and to determine or change the designation, relative rights, preferences, and limitations of any series of Preferred Stock, without any further vote or action by the stockholders of the Company.

In January 2001, the Company issued to Elan 28,457 shares of Series B Stock. In February 2002, the Company issued 58,883 additional shares of Series B Stock and 480,000 shares of common stock to Elan in exchange for the retirement of a $1,400,000 note payable to Elan. In May 2002, the Company sold 416,204 shares of Series B Stock to Elan for $3,000,000. On January 14, 2005, Elan converted 28,457 shares of the Series B Stock into 28,457 shares of common stock.

On February 7, 2011, the Company elected to exercise its right to repay a related party note payable to Elan, with a maturity value of approximately $663,000, with 50,993 shares of Series B Stock and a warrant to purchase an aggregate of 896,037 shares of Series B Stock at an exercise price of $0.01 per share. The warrant has a term of five years, a cashless exercise provision and customary anti-dilution adjustments in the event of stock splits, stock combination, reorganizations and similar events. In connection with the issuance, the Company amended its certificate of incorporation on February 7, 2011 to increase the authorized number of shares of Series B Stock from 600,000 to 1,600,000. The fair value of the warrants issued on February 7, 2011 was estimated to be $452,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 93.3%, risk free interest rate of 2.39% and an expected life of five years.

As of September 30, 2012 and 2011, 526,080 shares of Series B Stock were outstanding, respectively. There are no shares of Series A Convertible Preferred Stock issued or outstanding.

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

March 2012 Financing

On March 30, 2012 and April 4, 2012, the Company entered into Securities Purchase Agreements (the “Purchase Agreements”) with certain accredited investors (the “Purchasers”) and completed a financing (the “March 2012 Financing”). Under the terms of the Purchase Agreements, the Company received $660,000 in gross proceeds in exchange for the issuance of an aggregate of 2,200,166 units (the “March 2012 Units”), consisting of 2,200,166 shares of common stock and 1,650,126 warrants, at a purchase price of $0.30 per Unit. Each Unit consisted of (i) one share of common stock (the “March 2012 Common Shares”) and (ii) a five year warrant to purchase 0.75 of a share of the Company’s common stock (the “March 2012 Warrants”). The March 2012 Warrants have an initial exercise price of $0.40 per share.

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

Net cash proceeds from the March 2012 Financing, after deducting for expenses, were $642,000. The Company also incurred non-cash expenses in the form of 12,501 warrants issued to consultants, at similar terms as the March 2012 Warrants, for services provided. Pursuant to the warrants, the Company is obligated to issue up to a total of 1,662,627 shares of common stock as of September 30, 2012 in connection with the March 2012 Financing.

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

Warrants

As of September 30, 2012, warrants to purchase an aggregate of 62,132,626 shares of common stock were outstanding. Details of the warrants for common stock outstanding at September 30, 2012 were as follows:

Number of Shares	Exercise Price	Expiration Date
100,000	$0.50	May 2014
100,000	$1.00	May 2014
100,000	$1.50	May 2014
125,000	$0.65	June 2014
125,000	$1.00	June 2014
20,000	$0.39	September 2014
15,000	$0.50	September 2014
15,000	$0.60	September 2014
50,000	$0.38	April 2015
50,000	$0.50	May 2016
50,000	$0.50	July 2016
50,000	$1.00	July 2016
50,000	$1.50	July 2016
50,000	$2.00	July 2016
50,000	$2.50	July 2016
43,614,285	$0.28	October 2016
1,337,627	$0.40	March 2017
325,000	$0.40	April 2017
300,000	$0.258	June 2017
11,785,714	$0.28	July 2017
35,000	$0.30	August 2017
1,875,000	$0.50	August 2017
35,000	$0.44	September 2017
1,875,000	$0.50	December 2017
62,132,626

As of September 30, 2012, one warrant to purchase an aggregate of 896,037 shares of preferred stock was outstanding. Details of the warrant for preferred stock outstanding at September 30, 2012 were as follows:

Number of Shares	Exercise Price	Expiration Date
896,037	$0.01	February 2016
896,037

As of September 30, 2011, warrants to purchase an aggregate of 61,039,999 shares of common stock were outstanding. Details of the warrants for common stock outstanding at September 30, 2011 were as follows:

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
61,039,999

As of September 30, 2011, one warrant to purchase an aggregate of 896,037 shares of preferred stock was outstanding. Details of the warrant for preferred stock outstanding at September 30, 2011 were as follows:

Number of Shares	Exercise Price	Expiration Date
896,037	$0.01	February 2016
896,037

Below is a summary of warrant activity for the last three fiscal years ended September 30:

		Weighted Average
			Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term (in years)	Value
Outstanding at 9/30/2010	66,901,667	$0.34	5.5 years	$16,278
Granted	3,821,037	$0.58	6.6 years	$367
Exercised	(1,336,668)	$0.28	0.5 years	$580
Cancelled	(7,250,000)	$0.78		$-
Forfeited	(200,000)	$1.75		$-
Outstanding at 9/30/2011	61,936,036	$0.30	5.2 years	$8,258
Granted	1,997,627	$0.38	4.5 years	$35
Exercised	(940,000)	$0.28		$-
Cancelled	-	$-		$-
Forfeited	-	$-		$-
Outstanding at 9/30/2012	62,993,663	$0.30	4.2 years	$5,344
Exercisable at 9/30/2012	62,993,663	$0.30	4.2 years	$5,344

G. Stock-Based Compensation

As an integral component of a management and employee retention program designed to motivate, retain and provide incentive to the Company’s management, employees and key consultants, the Board of Directors approved the 2004 Stock Incentive Plan (the “2004 Plan”) and reserved 10,000,000 shares of common stock for issuance under the 2004 Plan. As of September 30, 2012, 2,250,909 shares were available to be granted under the 2004 Plan. The exercise price of the incentive stock options (“ISOs”) granted under the 2004 Plan must not be less than the fair market value of the common stock as determined on the date of the grant. The options may have a term up to 10 years. Options typically vest immediately or up to one year following the date of the grant.

Under the Company’s 1994 Stock Option Plan (the “1994 Plan”), incentive stock options or non-qualified stock options to purchase 2,500,000 shares of Aeolus’ common stock may be granted to employees, directors and consultants of the Company. As of September 30, 2012, there were no shares available to be granted under the 1994 Plan. The exercise price of the ISOs granted under the 1994 Plan must not be less than the fair market value of the common stock as determined on the date of the grant. The options may have a term up to 10 years. Options typically vest over one to three years following the date of the grant.

Below is a summary of stock option activity for the last three fiscal years ended September 30:

		Weighted Average
			Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term (in years)	Value
Outstanding at 9/30/2010	7,921,904	$1.12	7.0 years	$874
Granted	1,095,000	$0.53	9.5 years	$8
Exercised	-	$-		$-
Cancelled	(74,276)	$28.30		$-
Forfeited	-	$-		$-
Outstanding at 9/30/2011	8,942,628	$0.82	6.5 years	$259
Granted	691,250	$0.30	9.6 years	$49
Exercised	-	$-		$-
Cancelled	(85,217)	$10.77		$-
Forfeited	(75,000)	$0.41		$3
Outstanding at 9/30/2012	9,473,661	$0.70	5.8 years	$154
Exercisable at 9/30/2012	9,066,895	$0.71	5.6 years	$120

Stock options granted to consultants during fiscal year 2012 and 2011 were fully vested when issued or vested over a twelve month period. Stock option expense for stock options granted to consultants was $14,000 and $26,000 for fiscal year 2012 and 2011, respectively. For the fiscal years 2012 and 2011, all stock options were issued at or above fair market value of a share of common stock. The weighted-average grant-date fair value of options granted during fiscal years 2012 and 2011 was $0.28 and $0.54, respectively.

A summary of the status of non-vested shares for the fiscal years ended September 30 was:

		Weighted Average
	Number	Grant-Date
	of Shares	Fair Value
Nonvested at September 30, 2010	1,749,161	613,461
Granted	1,095,000	595,315
Vested	(2,251,254)	(913,167)
Forfeited	-	-
Nonvested at September 30, 2011	592,907	295,461
Granted	691,250	190,660
Vested	(839,891)	(369,320)
Forfeited	(37,500)	(10,607)
Nonvested at September 30, 2012	406,766	106,194

The total unrecognized compensation expense for outstanding stock options was $98,000 as of September 30, 2012, which will be recognized over a weighted average period of eight months. The total fair value of shares vested during fiscal years 2012 and 2011 was $369,000 and $913,000, respectively.

The details of stock options for the fiscal year ended September 30, 2012 are as follows:

	Options Outstanding			Options Exercisable
			Weighted			Weighted
	Number	Weighted	Average	Number	Weighted	Average
Range of	Outstanding at	Average	Remaining	Exercisable at	Average	Remaining
Exercise	September 30,	Exercise	Contractual	September 30,	Exercise	Contractual
Prices	2012	Price	Life (in years)	2012	Price	Life (in years)
$0.23-$0.30	1,601,250	$0.29	7.28	1,318,856	$0.30	6.75
$0.31-$0.40	3,767,750	$0.38	7.67	3,643,378	$0.39	7.61
$0.41-$0.50	177,000	$0.46	6.75	177,000	$0.46	6.75
$0.51-$0.60	963,750	$0.59	6.64	963,750	$0.59	6.64
$0.61-$0.70	66,500	$0.68	3.88	66,500	$0.68	3.88
$0.71-$0.80	382,250	$0.75	4.66	382,250	$0.75	4.66
$0.81-$0.90	769,835	$0.88	3.66	769,835	$0.88	3.66
$0.91-$1.00	44,500	$0.94	2.99	44,500	$0.94	2.99
$1.01-$1.50	1,337,519	$1.48	0.93	1,337,519	$1.48	0.93
$1.51-$5.00	363,307	$2.77	1.75	363,307	$2.77	1.75

Stock-based compensation expense recognized in the statement of operations is as follows (in thousands):

	For the fiscal year ended September 30,
	2012	2011
Research and Development Expenses	$14	$79
General and Administrative Expenses	554	914
Total Stock-based Compensation Expense	$568	$993

The fair value of the options associated with the above compensation expense was determined at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the fiscal year ended September 30,
	2012	2011
Dividend yield	0%	0%
Expected volatility	146%	89% - 179%
Risk-free interest rate	0.90%	1.1% - 3.7%
Expected option life after shares are vested	5.23 years	8.35 years

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

H. Income Taxes

As of September 30, 2012 and 2011, the Company had federal net operating loss (“NOL”) carry-forwards of $110,986,000 and $111,347,000, respectively and state operating loss carry-forwards of $32,912,000 and $34,757,000, respectively. The use of these federal and state NOL carry-forwards might be subject to limitation under the rules regarding a change in stock ownership as determined by the Internal Revenue Code (the “Code”). The Company may have had a change of control under Section 382 of the Code during fiscal 2004 and 2006; however, a complete analysis of the limitation of the NOL carry-forwards will not be completed until the time the Company projects it will be able to utilize such NOLs. The federal net operating and the state net operating losses began to expire in 2010. Additionally, the Company had federal research and development carry-forwards as of September 30, 2012 and 2011 of $3,587,000 and $3,329,000, respectively. The Company had state research and development carry-forwards as of September 30, 2012 and 2011 of $892,000 and $624,000, respectively.

Significant components of the Company’s deferred tax assets at September 30, 2012 and 2011 consisted of the following (in thousands):

	2012	2011
Net operating loss carry-forwards	$40,645	$40,939
Research and development credit carry-forwards	4,479	3,953
Accrued payroll related liabilities	2,802	2,750
Depreciation and amortization	939	—
State Taxes	(1,554)	(1,450)
Total deferred tax assets	47,311	46,192
Deferred tax liabilities	—	—
Valuation allowance for deferred assets	(47,311)	(46,192)
Net deferred tax asset	$—	$—

Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, all of the deferred tax assets have been fully offset by a valuation allowance. The change in the valuation allowance is primarily a result of the net operating loss carry-forwards.

Taxes computed at the statutory federal income tax rate of 34% are reconciled to the provision for income taxes as follows (dollars in thousands):

	2012	2011
Effective income tax rate	0%	0%

United States Federal income tax at statutory rate	$577	$95
State income taxes (net of federal benefit)	99	2
Warrant expense	(1,621)	(1,311)
Prior year deferred true up	1,119	1,178
Change in valuation reserves	(365)	(212)
Other	193	250
Provision for income taxes	$2	$2

I. Agreements

Duke Licenses

The Company has obtained exclusive worldwide licenses (the “Duke Licenses”) from Duke University (“Duke”) to develop, make, have made, use and sell products using certain technology in the field of free radical and antioxidant research, developed by certain scientists at Duke. Future discoveries in the field of antioxidant research from these scientists’ laboratories at Duke are also covered by the Duke Licenses. The Duke Licenses require the Company to use its best efforts to pursue development of products using the licensed technology and compounds. These efforts are to include the manufacture or production of products for testing, development and sale. Aeolus is also obligated to use its best efforts to have the licensed technology cleared for marketing in the United States by the U.S. Food and Drug Administration and in other countries in which Aeolus intends to sell products using the licensed technology. Aeolus will pay royalties to Duke on net product sales during the terms of the Duke Licenses, and milestone payments upon certain regulatory approvals and annual sales levels. In addition, Aeolus is obligated under the Duke Licenses to pay all or a portion of patent prosecution, maintenance and defense costs. Unless earlier terminated, the Duke Licenses continue until the expiration of the last to expire issued patent on the licensed technology.

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

J. Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(in thousands, except per share amounts)
Fiscal 2012
Total revenue	$2,215	$2,231	$1,448	$1,399	$7,293
Net income (loss) attributable to common stockholders	$2,977	$2,763	$3,064	$(7,106)	$1,698
Basic net income (loss) per common share attributable to common stockholders	$0.05	$0.05	$0.05	$(0.11)	$0.03
Diluted net income (loss) per common share attributable to common stockholders	$0.04	$0.04	$0.05	$(0.11)	$0.02

Fiscal 2011
Total revenue	$—	$785	$1,912	$2,124	$4,821
Net income (loss) attributable to common stockholders	$(7,620)	$3,778	$6,293	$(2,152)	$299
Basic net income (loss) per common share attributable to common stockholders	$(0.13)	$0.06	$0.10	$(0.04)	$0.01
Diluted net income (loss) per common share attributable to common stockholders	$(0.13)	$0.03	$0.07	$(0.04)	$0.00

K. Subsequent Events

Management has evaluated for subsequent events through the date these financial statements were audited, December 28, 2012, and determined that no other material subsequent events have occurred.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial and Accounting Officer), of the effectiveness of our disclosure controls and procedures required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2012 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2012. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in an Internal Control Integrated Framework. Based on the criteria set forth by COSO, management concluded that our internal control over financial reporting was effective as of September 30, 2012.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we expect to file a definitive information statement in connection with our Written Consent in Lieu of 2013 Annual Meeting of Stockholders (the “Information Statement”) within 120 days after the end of our fiscal year pursuant to Regulation 14C promulgated under the Exchange Act, and the information included therein is incorporated herein by reference to the extent provided below.

Item 10.  Directors, Executive Officers and Corporate Governance.

The information set forth under the headings “Matter No. 1: Election of Directors,” “Information Concerning the Board of Directors and its Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Information Statement is incorporated herein by reference. The information required by this Item 10 concerning our executive officers is set forth under the heading “Executive Officers” located at the end of Part I Item 1 of this Annual Report on Form 10-K.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan and Additional Equity Information as of September 30, 2012

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by our stockholders:
2004 Stock Option Plan	7,749,091	$0.47	2,250,909
1994 Stock Option Plan	1,724,570	$1.73	0

Equity compensation plans and securities not approved by our stockholders:
Warrants to purchase Common Stock Issued to National Securities	50,000	$0.38	Not applicable
Warrants to Purchase Common Stock Issued to Dan Delmonico	50,000	$0.49	Not applicable
Warrants to Purchase Common Stock Issued to Michael Kruger	50,000	$0.50	Not applicable
Warrants to Purchase Common Stock Issued to Noble International Investments, Inc.	300,000	$1.00	Not applicable
Warrants to Purchase Common Stock Issued to CEOcast, Inc.	250,000	$0.83	Not applicable
Warrants to Purchase Common Stock Issued to Market Pathways	250,000	$1.50	Not applicable
Warrants to Purchase Common Stock Issued to Roberts Mitani, LLC	300,000	$0.258	Not applicable
Warrants to Purchase Common Stock Issued to Columbia Capital Securities, Inc.	35,000	$0.37	Not applicable
Warrants to Purchase Common Stock Issued to Monarch Bay Associates, LLC	35,000	$0.37	Not applicable
Total – Common Stock	10,793,661		2,250,909

Warrants to purchase Series B Preferred Stock	896,037	$0.01	Not applicable
Total – Series B Preferred Stock	896,037		177,883

Description of Equity Compensation Plans and Equity Securities Not Approved by Our Stockholders

The warrants to purchase shares of our common stock issued to Dan Delmonico in September 2009 have not been approved by our stockholders. In consideration for services provided by Mr. Delmonico to us, we issued three warrants each to purchase up to 20,000, 15,000 and 15,000 shares of our common stock with an exercise price of $0.39, $0.50 and $0.60, respectively. The warrants are exercisable for five years from the date of grant and contain standard adjustment provisions in the event we declare a stock dividend or engage in a recapitalization, reclassification or reorganization of our capital stock.

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

The warrant to purchase shares of our Common Stock issued to Roberts Mitani, LLC have not been approved by our stockholders. In June 2012, we entered into an advisory agreement with Roberts Mitani, LLC whereby we engaged Roberts Mitani, LLC to serve as an advisor to provide strategic advisory services to us on a non-exclusive basis. For these services, on June 26, 2012, we issued a warrant to purchase up to 300,000 shares of our Common Stock with a per share exercise price of $0.258. The warrant is exercisable for seven years from the date of grant and contains standard adjustment provisions in the event we declare a stock dividend or engage in a recapitalization, reclassification or reorganization of our capital stock.

The warrants to purchase shares of our Common Stock issued to Columbia Capital Securities, Inc. and Monarch Bay Associates, LLC have not been approved by our stockholders. In August 2012, we entered into an advisory agreement with Columbia Capital Securities, Inc. and Monarch Bay Associates, LLC whereby we engaged them to serve as an advisor to provide strategic advisory services to us on a non-exclusive basis. For these services, we have agreed to pay each of Columbia Capital Securities, Inc. and Monarch Bay Associates, LLC a monthly retainer in the form of a warrant to purchase up to an aggregate of 17,500 shares of Common Stock, commencing on August 17, 2012 and continuing monthly thereafter during the term of their engagement under the advisory agreement. Each of these warrants has an exercise price equal to the closing price of the Common Stock on the date of issuance, is deemed fully vested upon issuance, is exercisable at any time on or before the five year anniversary of the date of issuance and contains standard adjustment provisions in the event we declare a stock dividend or engage in a recapitalization, reclassification or reorganization of our capital stock. On August 17, 2012, we issued a warrant to purchase up to an aggregate of 17,500 shares of Common Stock with a per share exercise price of $0.30 to each of Columbia Capital Securities, Inc. and Monarch Bay Associates, LLC. On September 17, 2012, we issued a warrant to purchase up to an aggregate of 17,500 shares of Common Stock with a per share exercise price of $0.44 to each of Columbia Capital Securities, Inc. and Monarch Bay Associates, LLC.

The information set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” in our Information Statement is incorporated herein by reference.

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

(2) Exhibits.

		Incorporated by Reference To
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
2.1	Agreement and Plan of Merger and Reorganization dated September 16, 2003 between Incara, Inc. and Incara Pharmaceuticals Corporation	S-4	09/19/03	2.1
3.1	Amended and Restated Certificate of Incorporation				X
4.1	Form of Common Stock Certificate	10-Q	08/11/04	4.1
4.2	Form of Series B Preferred Stock Certificate	S-4	09/19/03	4.8
4.3	Form of Warrant to Purchase Common Stock dated June 5, 2006.	8-K	06/06/06	10.3
4.4	Registration Rights Agreement dated May 22, 2007 by and among the Company and each of the Purchasers whose names appear on the Schedule attached thereto.	8-K	5/23/07	4.1
4.5	Registration Rights Agreement dated October 6, 2009 by and among the Company and the investors whose names appear on the signature pages thereof.	8-K	10/06/09	4.1
4.6	Form of Warrant to Purchase Common Stock dated May 22, 2007.	8-K	5/23/07	10.2
4.7	Form of Warrant to Purchase Common Stock	8-K	10/06/09	10.2

		Incorporated by Reference To
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
4.8	Registration Rights Agreement dated September 16, 2003 among Incara Pharmaceuticals Corporation, Incara, Inc. and Goodnow Capital, L.L.C.	S-4	09/19/03	10.101
4.9	Registration Rights Agreement dated August 11, 2010 by and among Aeolus Pharmaceuticals, Inc. and the investors listed therein	8-K	8/12/10	4.1
10.1*	License Agreement between Duke University and Aeolus Pharmaceuticals, Inc., dated July 21, 1995	S-1	12/08/95	10.4
10.2	Amended and Restated Limited Liability Company Agreement of CPEC LLC dated July 15, 1999, among CPEC LLC, Intercardia, Inc. and Interneuron Pharmaceuticals, Inc.	8-K	07/23/99	10.42
10.3	Assignment, Assumption and License Agreement dated July 15, 1999, between CPEC LLC and Intercardia, Inc.	8-K	07/23/99	10.43
10.4*	License Agreement dated January 19, 2001 between Incara Pharmaceuticals Corporation and Incara Development, Ltd.	10-Q	02/13/01	10.59
10.5*	License Agreement dated January 19, 2001 between Elan Corporation, plc, Elan Pharma International Ltd. and Incara Development, Ltd.	10-Q	02/13/01	10.60
10.6	Registration Rights Agreement dated December 21, 2000 among Incara Pharmaceuticals Corporation, Elan International Services, Ltd. and Elan Pharma International Ltd.	10-Q	02/13/01	10.62
10.7	Agreement and Amendment, effective as of January 22, 2001, by and among Incara Pharmaceuticals Corporation, Elan International Services, Ltd. and Elan Pharma International Limited	10-Q	05/14/01	10.64
10.8	Second Agreement and Amendment, effective as of January 22, 2001, by and among Incara Pharmaceuticals Corporation, Elan International Services, Ltd. and Elan Pharma International Limited	10-Q	05/14/01	10.65
10.9	Third Agreement and Amendment, effective as of January 22, 2001, by and among Incara Pharmaceuticals Corporation, Elan International Services, Ltd. and Elan Pharma International Limited	8-K	06/01/01	10.66
10.10	Agreement and Fourth Amendment, effective February 13, 2002, by and among Incara Pharmaceuticals Corporation, Elan International Services, Ltd., Elan Pharma International Limited and Elan Pharmaceutical Investments III, Ltd.	10-Q	02/14/02	10.75
10.11*	License Agreement dated June 25, 1998 between Duke University and Aeolus Pharmaceuticals, Inc.	10-Q	05/15/02	10.82
10.12*	License Agreement dated May 7, 2002 between Duke University and Aeolus Pharmaceuticals, Inc.	10-Q	05/15/02	10.83
10.13*	License Agreement dated November 17, 2000 between National Jewish Medical and Research Center and Aeolus Pharmaceuticals, Inc.	10-Q	02/13/01	10.56

		Incorporated by Reference To
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
10.14	Exclusive License Agreement, dated January 15, 2009, by and between the Company and National Jewish Health	10-Q	05/16/11	10.7
10.15*	Securities Purchase Agreement dated as of May 15, 2002, among Incara Pharmaceuticals Corporation, Aeolus Pharmaceuticals, Inc., Elan Pharma International Limited and Elan International Services, Ltd.	8-K/A	07/03/02	10.84
10.16*	Development and Option Agreement dated May 15, 2002, among Elan Pharma International Limited, Incara Pharmaceuticals Corporation and Aeolus Pharmaceuticals, Inc.	8-K/A	07/03/02	10.85
10.17	Amended and Restated Registration Rights Agreement dated as of May 15, 2002, among Incara Pharmaceuticals Corporation, Elan International Services, Ltd. and Elan Pharma International Limited	8-K/A	07/03/02	10.86
10.18	Amendment No. 1 to License Agreement dated May 14, 2002, between Aeolus Pharmaceuticals, Inc. and Duke University (amending License Agreement dated July 21, 1995)	8-K/A	07/03/02	10.87
10.19	Amendment No. 1 to License Agreement dated May 14, 2002, between Aeolus Pharmaceuticals, Inc. and Duke University (amending License Agreement dated June 25, 1998)	8-K/A	07/03/02	10.88
10.20	Amendment No. 1 to License Agreement dated May 14, 2002, between Aeolus Pharmaceuticals, Inc. and National Jewish Medical and Research Center (amending License Agreement dated November 17, 2000)	8-K/A	07/03/02	10.89
10.21*	Subaward Agreement, dated March 16, 2011, by and between the Company and the Office of Research and Development of the University of Maryland, Baltimore	10-Q	05/16/11	10.4
10.22	Letter dated May 17, 2004 from Elan International Services, Limited and Elan Pharma International Limited to Incara Pharmaceuticals Corporation	10-Q	08/11/04	10.106
10.23+	Aeolus Pharmaceuticals, Inc. 1994 Stock Option Plan, as amended	10-Q	08/11/04	10.109
10.24+	Aeolus Pharmaceuticals, Inc. Amended and Restated 2004 Stock Incentive Plan	S-8	04/28/11	99.1
10.25+	Amended and Restated Employment Agreement dated July 30, 2010 between Aeolus Pharmaceuticals, Inc. and John L. McManus	8-K	08/02/10	10.4
10.26+	Letter Agreement dated July 10, 2006 between Aeolus Pharmaceuticals, Inc. and McManus & Company, Inc.	8-K	07/10/06	10.2
10.27+	Form of Indemnity Agreement	10-K	12/27/11	10.27
10.28	Terms of Outside Director Compensation	10-K	12/17/04	10.114
10.29+	Form of Incentive Stock Option Agreement	10-Q	02/08/05	10.115
10.30+	Form of Nonqualified Stock Option Agreement	10-Q	02/08/05	10.116
10.31	Subscription Agreement dated June 5, 2006 by and between the Company and the investors whose names appear on the signature pages thereof.	8-K	06/06/06	10.1

		Incorporated by Reference To
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
10.32	Board Observer Letter dated June 5, 2006 by and among the Company and Efficacy Biotech Master Fund Ltd.	8-K	06/06/06	10.6
10.33+	Consulting Agreement, dated December 1, 2010, between Aeolus Pharmaceuticals, Inc. and Brian J. Day	8-K	12/03/10	10.1
10.34*	Sponsored Research Agreement (Non-Clinical), dated April 12, 2011, by and between the Company and Duke University	10-Q	05/16/11	10.5
10.35	Securities Purchase Agreement dated August 11, 2010 by and among Aeolus Pharmaceuticals, Inc. and the investors listed therein	8-K	8/12/10	10.1
10.36	Form of Warrant pursuant to Securities Purchase Agreement dated August 11, 2010 by and among Aeolus Pharmaceuticals, Inc. and the investors listed therein	8-K	8/12/10	10.2
10.37	Convertible Promissory Note dated February 7, 2007 issued by Aeolus Pharmaceuticals, Inc. to Elan Pharma International Ltd.	S-1	06/04/07	10.43
10.38	Amendment No. 1 To Convertible Promissory Note dated February 7, 2009 by and between Aeolus Pharmaceuticals, Inc. and Elan Pharma International Limited	8-K	3/16/09	10.1
10.39+	Form of Restricted Share Award Agreement	S-8 POS	3/31/08	99.2
10.40	Securities Purchase and Exchange Agreement dated October 6, 2009 by and among the Company and the investors whose names appear on the signature pages thereof	8-K	10/06/09	10.1
10.41	Amendment Agreement to the Securities Purchase and Exchange Agreement, dated December 24, 2009, by and among the Company and the investors whose names appear on the signature pages thereof	8-K	12/28/09	10.1
10.42+	Offer Letter, dated September 1, 2010 between the Company and Russell Skibsted	8-K	02/16/11	10.1
10.43*	Contract No. HHSO100201100007C, dated February 11, 2011, by and between the Company and the U.S. Department of Health and Human Services Biomedical Advanced Research and Development Authority	10-Q	05/16/11	10.1
10.44*	Research and Manufacturing Agreement, dated February 18, 2011 (the “JMPS Agreement”), by and between the Company and Johnson Matthey Pharmaceutical Materials, Inc. (d/b/a Johnson Matthey Pharma Services).	10-Q	05/16/11	10.2
10.45*	Appendix 2 to the JMPS Agreement, dated February 18, 2011	10-Q	8/14/12	10.4
10.46*	Appendix 3 to the JMPS Agreement, dated April 30, 2012	10-Q	8/14/12	10.5
10.47*	Appendix 4 to the JMPS Agreement, dated April 30, 2012	10-Q	8/14/12	10.6
10.48*	Appendix 5 to the JMPS Agreement, dated April 30, 2012	10-Q	8/14/12	10.7

Incorporated by Reference To
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
10.49*	Appendix 6 to the JMPS Agreement, dated April 30, 2012	10-Q	8/14/12	10.8
10.50*	General Management Consulting Assignment, dated February 23, 2011, by and between the Company and Booz Allen Hamilton Inc.	10-Q	05/16/11	10.3
10.51	Form of Securities Purchase Agreement by and among the Company and the investors whose names appear on the signature pages thereof	8-K	4/5/12	10.1
10.52	Form of Registration Rights Agreement by and among the Company and the investors party thereto	8-K	4/5/12	10.2
10.53	Form of Warrant issued to investors in March and April 2012	8-K	4/5/12	10.3
21.1	List of Subsidiaries				X
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm				X
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)				X
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a)				X
32.1	Certification by the Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS†	XBRL Instance Document				X
101.SCH†	XBRL Taxonomy Extension Schema Document				X
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document				X

* The Company has received confidential treatment of certain portions of this agreement which have been omitted and filed separately with the U.S. Securities and Exchange Commission.

+ Indicates management contract or compensatory plan or arrangement.

†  Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, the interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEOLUS PHARMACEUTICALS, INC.

By:     /s/ John L. McManus
John L. McManus
President and Chief Executive Officer

Date: December _31_, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE(S)	DATE

/s/_John L. McManus __ John L. McManus	President and Chief Executive Officer (Principal Executive Officer)	December 31 , 2012

/s/_Russell Skibsted________________________ Russell Skibsted	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	December 31 , 2012

/s/_David C. Cavalier________________________ David C. Cavalier	Chairman of the Board of Directors	December 31 , 2012

/s/_John M. Farah, Jr., Ph.D.___________________ John M. Farah, Jr., Ph.D.	Director	December 31 , 2012

_________________________________________ Joseph J. Krivulka	Director	December , 2012

/s/_Amit Kumar, Ph.D.________________________ Amit Kumar, Ph.D.	Director	December 31 , 2012

/s/_Michael E. Lewis, Ph.D.____________________ Michael E. Lewis, Ph.D.	Director	December 31 , 2012

/s/_Chris A. Rallis___________________________ Chris A. Rallis	Director	December 31 , 2012

/s/_Peter D. Suzdak, Ph.D._____________________ Peter D. Suzdak, Ph.D.	Director	December 31 , 2012