Form 10-Q
period 2012-12-31
AEOLUS PHARMACEUTICALS, INC.
filed 2013-02-20
CIK 1261734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012.

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Non -accelerated filer ☐ (Do not check if a smaller reporting company)
Accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, par value $.01 per share	Outstanding as of February 1, 2013 62,731,963 shares

AEOLUS PHARMACEUTICALS, INC.
FORM 10-Q
For the Quarter Ended December 31, 2012
Table of Contents

Page

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

Condensed Consolidated Balance Sheets as of December 31, 2012 (unaudited) and September 30, 2012	3

Condensed Consolidated Statements of Operations for the Three Months ended December 31, 2012 and 2011 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Three Months ended December 31, 2012 and 2011 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II.	OTHER INFORMATION	23

Item 6.	Exhibits	23

SIGNATURES	25

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
AEOLUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share data)

	December 31, 2012	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$2	$281
Accounts receivable	1,550	882
Prepaids and other current assets	54	61
Total current assets	1,606	1,224
Investment in CPEC LLC	32	32
Total assets	$1,638	$1,256

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$3,064	$2,272
Total current liabilities	3,064	2,272
Warrant liability	14,809	19,319
Total liabilities	17,873	21,591
Commitments and contingencies (Note H)
Stockholders’ deficit:
Preferred stock, $.01 par value per share, 10,000,000 shares authorized:
Series B nonredeemable convertible preferred stock, 1,600,000 and 1,600,000 shares authorized as of December 31, 2012 and September 30, 2012, respectively; 526,080 and 526,080 shares issued and outstanding as of December 31, 2012 and September 30, 2012, respectively	5	5
Common stock, $.01 par value per share, 200,000,000 shares authorized; 62,731,963 and 62,731,963 shares issued and outstanding as of December 31, 2012 and September 30, 2012, respectively	627	627
Additional paid-in capital	159,819	159,747
Accumulated deficit	(176,686)	(180,714)
Total stockholders’ deficit	(16,235)	(20,335)
Total liabilities and stockholders’ deficit	$1,638	$1,256

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)
	Three Months Ended December 31,
	2012	2011
Revenue:
Contract revenue	$1,342	$2,215
Costs and expenses:
Research and development	1,169	2,070
General and administrative	655	856
Total costs and expenses	1,824	2,926
Loss from operations	(482)	(711)
Non-cash financing charges and change in fair value of warrants (Notes C and E)	4,510	3,688
Net income	$4,028	$2,977
Net income (loss) per weighted share attributable to common stockholders:
Basic	$2,049	$1,487
Diluted	$(200)	$(415)

Basic net income per common share	$0.03	$0.02
Diluted net income (loss) per common share	$0.00	$(0.01)
Weighted average common shares outstanding:
Basic	62,732	60,471
Diluted	65,635	78,690

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended December 31,
	2012	2011
Cash flows from operating activities:
Net income	$4,028	$2,977
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	72	197
Change in fair value of warrants	(4,510)	(3,688)
Change in assets and liabilities:
Accounts receivable	(668)	177
Prepaid and other assets	7	7
Accounts payable and accrued expenses	792	998
Net cash provided by (used in) operating activities	(279)	668
Net decrease in cash and cash equivalents	(279)	668
Cash and cash equivalents at beginning of period	281	518
Cash and cash equivalents at end of period	$2	$1,186

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

A.	Organization, Business and Summary of Significant Accounting Policies

Organization

The accompanying unaudited condensed consolidated financial statements include the accounts of Aeolus Pharmaceuticals, Inc. and its wholly-owned subsidiary, Aeolus Sciences, Inc. (collectively, “we,” “us,” “Company” or “Aeolus”). All significant intercompany accounts and transactions have been eliminated in consolidation.  Aeolus is a Delaware corporation. The Company’s primary operations are located in Mission Viejo, California.

Business

Aeolus is a biopharmaceutical company developing a platform of a new class of broad-spectrum, catalytic antioxidant compounds that protect healthy tissue from the damaging effects of radiation. Its first compound, AEOL 10150, is being developed for oncology indications, where it is used in combination with radiation therapy. Aeolus is also developing AEOL 10150 as a medical countermeasure against the pulmonary effects of radiation exposure under a contract (“BARDA Contract”) valued at up to $118.4 million with the Biomedical Advanced Research and Development Authority (“BARDA”), a division of the Department of Health and Human Services (“HHS”).  Aeolus is currently beginning its third year under the BARDA Contract.  Additionally, Aeolus receives development support from the National Institutes of Health (“NIH”) for development of the compound as a medical countermeasure against radiation and chemical exposure. Aeolus’ strategy is to leverage the substantial investment in toxicology, manufacturing, and preclinical and clinical studies made by U.S. government agencies in AEOL 10150, including the BARDA Contract, to efficiently develop the compound for use in oncology. Additionally, Aeolus receives development support from the NIH for development of the compound as a medical countermeasure against radiation and chemical exposure.

Basis of Presentation

All significant intercompany activity has been eliminated in the preparation of the condensed consolidated financial statements. The unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Some information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. The condensed balance sheet at September 30, 2012 was derived from the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012, filed with the SEC on December 31, 2012. During preparation of the Company’s post-effective amendment to registration statement on Form S-1, an error was discovered in the calculation of per share net income (loss). The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in that Form S-1  and the Annual Report on Form 10-K and in the Company’s other SEC filings. The Company will file an amended Form 10-K as soon as practicable. Results for the interim period are not necessarily indicative of the results for any other period.

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

Cash and Cash Equivalents

The Company invests available cash in short-term bank deposits. Cash and cash equivalents include investments with maturities of three months or less at the date of purchase. The carrying value of cash and cash equivalents approximate their fair market value at December 31, 2012 and 2011 due to their short-term nature.

Significant customers and accounts receivable

For the three months ended December 31, 2012, the Company’s primary customer was BARDA. For the three months ended December 31, 2012, revenues from BARDA comprised 100% of total revenues. As of December 31, 2012, the Company’s receivable balances were comprised 100% from this customer. Unbilled accounts receivable, included in accounts receivable, totaling $165,000 as of December 31, 2012 relate to work that has been performed, though invoicing has not yet occurred. All of the unbilled receivables are expected to be billed and collected within the next 12 months. Accounts receivable are stated at invoice amounts and consist primarily of amounts due from HHS as well as amounts due under reimbursement contracts with other government entities and non-government and philanthropic organizations. If necessary, the Company records a provision for doubtful receivables to allow for any amounts which may be unrecoverable. This provision is based upon an analysis of the Company’s prior collection experience, customer creditworthiness and current economic trends. As of December 31, 2012 and September 30, 2012, an allowance for doubtful accounts was not recorded as the collection history from the Company’s customer indicated that collection was probable.

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

Fair Value of Financial Instruments

The carrying amounts of Aeolus’ short-term financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their fair values due to their short maturities.

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

The warrant liability is measured at fair market value on a recurring basis as of December 31, 2012 and September 30, 2012 and is summarized below (in thousands):

Fair value at December 31, 2012			Fair value at September 30, 2012
Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
$—	$—	$14,809	$—	$—	$19,319

The following table summarizes as of December 31, 2012 the warrant activity subject to Level 3 inputs which are measured on a recurring basis:
Fair value measurements of warrants using significant unobservable inputs (Level 3)
Balance at September 30, 2012	$19,319
Change in fair value of warrant liability	(4,510)
Balance at December 31, 2012	$14,809

Research and Development
Research and development costs are expensed in the period incurred.

Leases
The Company leases office space and office equipment under month to month operating lease agreements. For the three months ended December 31, 2012 and 2011, total rent expense was approximately $8,000 and $9,000, respectively.

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

Net Income (Loss) Per Common Share
The Company computes net income attributable to common stockholders using the two-class method required for participating securities. Under the two-class method, securities that participate in dividends, such as the Company’s outstanding preferred shares, preferred warrants, and most common stock warrants, are considered “participating securities.” Our preferred shares, preferred warrants and common stock warrants are considered “participating securities” because they include non-forfeitable rights to dividends.

In applying the two-class method, (i) basic net income (loss) per share is computed by dividing net income (less any dividends paid on participating securities) by the weighted average number of shares of common stock and participating securities outstanding for the period and (ii) diluted earnings per share may include the additional effect of other securities, if dilutive, in which case the dilutive effect of such securities is calculated using the treasury stock method. The Company does have other securities with a dilutive effect outstanding, so the Company’s basic net income (loss) per share uses the two-class method and diluted net income (loss) per share uses the treasury stock method.

Accounting for Stock-Based Compensation

The Company recognizes stock based compensation expense in the statement of operations based upon the fair value of the equity award amortized over the vesting period.

Segment Reporting
The Company currently operates in one segment.

Warrant Liability
 The Company has warrants with an embedded feature that meet the requirements of derivative accounting per ASC Topic 815. The Company records these warrants at their fair value in accordance with ASC Topic 820, Fair Value Measurements and Disclosures.

Increases or decreases in fair value of the warrants are included as a component of other income (expense) in the accompanying statement of operations for the respective period. As of December 31, 2012 and 2011, the liability for warrants decreased to approximately $14,809,000 and $19,717,000 from approximately $19,319,000 and $23,405,000 as of September 30, 2012 and 2011, respectively, resulting in a gain to the statements of operations for the three months ended December 31, 2012 and 2011 of approximately $4,510,000 and 3,688,000, respectively. The warrant liability and revaluations have not and will not have any impact on the Company’s working capital, liquidity or business operations. Some of the Company’s warrants contain terms that limit the number of shares the Company would be required to issue thereunder unless the warrant holder agrees to increase the limit prior to exercise. If the warrants outstanding as of December 31, 2012 were exercised in full without regard to any current exercise limits contained therein, the Company would be required to issue a maximum of 59,149,999 shares of common stock.

B.	Liquidity

The Company had cash and cash equivalents of $2,000 on December 31, 2012, and $281,000 on September 30, 2012.  The decrease in cash was primarily due to cash used in operating activities. On February 19, 2013, the Company completed a financing (see Note H below) with primarily institutional investors that provided additional cash to the Company, after expenses, in the amount of approximately $3,225,000.

The Company has incurred significant losses since its inception. At December 31, 2012, the Company’s accumulated deficit was $176,686,000. This raises substantial doubt about Aeolus’ ability to continue as a going concern, which will be dependent on the Company’s ability to generate sufficient cash flows to meet the Company’s obligations on a timely basis, obtain additional financing and, ultimately, achieve operating profits through product sales or BARDA procurements. The Company intends to explore strategic and financial alternatives, which may include a merger or acquisition with or by another company, the sale of shares of stock and/or convertible debentures, the establishment of new collaborations for current research programs that include initial cash payments and on-going research support and the out-licensing of the Company’s compounds for development by a third party. The Company believes that without additional investment capital it will not have sufficient cash to fund its activities in the near future, and will not be able to continue operating. As such, the Company’s continuation as a going concern is dependent upon its ability to raise additional financing. If the Company is unable to obtain additional financing to fund operations, it will need to eliminate some or all of its activities, merge with another company, sell some or all of its assets to another company, or cease operations entirely. There can be no assurance that the Company will be able to obtain additional financing on acceptable terms or at all, or that the Company will be able to merge with another Company or sell any or all of its assets.

In its audit opinion issued in connection with the Company’s consolidated balance sheets as of September 30, 2012 and 2011 and the Company’s consolidated statements of operations, stockholder’s equity and cash flows for the years ended September 30, 2012 and 2011, the Company’s independent registered public accounting firm expressed substantial doubt about the Company’s ability to continue as a going concern given the Company’s recurring net losses, negative cash flows from operations and working capital deficiency. The Company has incurred significant losses since its inception. At December 31, 2012, the Company’s accumulated deficit was $176,686,000. This raises substantial doubt about Aeolus’ ability to continue as a going concern. However, the Company’s recently completed financing (see Note H below) provided additional cash to the Company, after expenses, in the amount of approximately $3,225,000.  The Company’s ability to continue as a going concern will be dependent on the Company’s ability to generate sufficient cash flows to meet the Company’s obligations on a timely basis, obtain additional financing and, ultimately, achieve operating profits through product sales or BARDA procurements. There can be no assurance that the Company will be able to obtain additional financing on acceptable terms or at all, or that the Company will be able to achieve operating profits.

The Company had net income of $4,028,000 (including a non-cash adjustment for decreases in valuation of warrants of $4,510,000) and $2,977,000 (including a non-cash adjustment for decreases in valuation of warrants of $3,688,000) for the three months ended December 31, 2012 and 2011, respectively. For the same periods, the Company had cash outflows from operations of $279,000 and cash inflows from operations of $668,000, respectfully. The Company expects to incur additional losses and negative cash flow from operations during the remainder of fiscal year 2013 and potentially for several more years.

The BARDA Contract’s value could be up to $118.4 million depending on options exercised by BARDA and the requirements for approval by the U.S. Food and Drug Administration.  The Company completed the second year, and is beginning its third year, of development work under the BARDA Contract. To date, BARDA has authorized approximately $19.5 million of work under the BARDA Contract. Under the BARDA Contract, substantially all of the costs of the development of AEOL 10150 as a medical countermeasure for pulmonary injuries resulting from an acute exposure to radiation from a radiological/nuclear accident or attack, particularly injuries associated with acute radiation syndrome (“ARS”) or Delayed Effects of Acute Radiation Exposure would be paid for by the U.S. government through BARDA funding.  The Company recognized $1,342,000 in revenue during the quarter ended December 31, 2012 related to the BARDA Contract.

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

Increases or decreases in fair value of the warrants are included as a component of other income (expense) in the accompanying statement of operations for the respective period. As of December 31, 2012 and 2011, the liability for warrants decreased to approximately $14,809,000 and $19,717,000 from approximately $19,319,000 and $23,405,000 as of September 30, 2012 and 2011, respectively, resulting in a gain to the statements of operations for the three months ended December 31, 2012 and 2011 of approximately $4,510,000 and 3,688,000, respectively. The warrant liability and revaluations have not and will not have any impact on the Company’s working capital, liquidity or business operations. Some of the Company’s warrants contain terms that limit the number of shares the Company would be required to issue thereunder unless the warrant holder agrees to increase the limit prior to exercise. If the warrants outstanding as of December 31, 2012 were exercised in full without regard to any current exercise limits contained therein, the Company would be required to issue a maximum of 59,149,999 shares of common stock.

D.	Stockholders’ Deficit

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

As of December 31, 2012, 526,080 shares of Series B Stock were outstanding, all of which were held by Elan. Each share of Series B Stock was convertible into one share of common stock as of December 31, 2012.

There were no shares of Series A Convertible Preferred Stock issued or outstanding as of December 31, 2012.

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

The fair value of the March 2012 Warrants issued on March 30, 2012 was estimated to be $363,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 150.74%, risk free interest rate of 1.04% and an expected life of five years. The proceeds from the March 2012 Financing were allocated based upon the relative fair values of the March 2012 Warrants and the March 2012 Common Shares.

The fair value of the March 2012 Warrants issued on April 4, 2012 was estimated to be $84,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 149.36%, risk free interest rate of 1.05% and an expected life of five years. The proceeds from the March 2012 Financing were allocated based upon the relative fair values of the March 2012 Warrants and the March 2012 Common Shares.

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

Warrants

As of December 31, 2012, warrants to purchase an aggregate of 62,202,626 shares of common stock were outstanding with a weighted average exercise price of $0.30 per share. Details of the warrants for common stock outstanding at December 31, 2012 are as follows:

Number of Shares	Exercise Price	Expiration Date
100,000	$0.50	May 2014
100,000	$1.00	May 2014
100,000	$1.50	May 2014
125,000	$0.65	June 2014
125,000	$1.00	June 2014
20,000	$0.39	September 2014
15,000	$0.50	September 2014
15,000	$0.60	September 2014
50,000	$0.38	April 2015
50,000	$0.50	May 2016
50,000	$0.50	July 2016
50,000	$1.00	July 2016
50,000	$1.50	July 2016
50,000	$2.00	July 2016
50,000	$2.50	July 2016
43,614,285	$0.28	October 2016
1,337,627	$0.40	March 2017
325,000	$0.40	April 2017
300,000	$0.258	June 2017
11,785,714	$0.28	July 2017
35,000	$0.30	August 2017
1,875,000	$0.50	August 2017
35,000	$0.44	September 2017
35,000	$0.44	October 2017
35,000	$0.44	November 2017
1,875,000	$0.50	December 2017
62,202,626

As of December 31, 2012, one warrant to purchase an aggregate of 896,037 shares of preferred stock was outstanding. The warrant has an exercise price of $0.01 per share and expires in February 2016.

Below is a summary of warrant activity (“common and preferred”) for the three months ended December 31, 2012:
		Weighted Average
	Number of Shares	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at 9/30/2012	62,993,663	$0.30	4.2	$5,344,623
Granted	105,000	$0.33	4.8	$-
Exercised	-	$-	-	$-
Expired or Canceled	-	$-	-	$-
Forfeited	-	$-	-	$-
Vested	-	$-	-	$-
Outstanding at 12/31/2012	63,098,663	$0.30	4.88	$4,820,813

E.	Stock-Based Compensation

Below is a summary of stock option activity for the three months ended December 31, 2012:
		Weighted Average
	Number of Shares	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at 9/30/2012	9,473,661	$0.70	5.81	$153,850
Granted	78,750	$0.33	9.80	$563
Exercised	-	$-	-	$-
Expired or Canceled	-	$-	-	$-
Forfeited	-	$-	-	$-
Vested (RSAs)	-	$-	-	$-
Outstanding at 12/31/2012	9,552,411	$0.69	5.59	$7,113

For the three months ended December 31, 2012, all stock options were granted with an exercise price at or above the fair market value of the Company’s common stock on the date of grant.

The details of stock options for the three months ended December 31, 2012 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2012	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number Exercisable at December 31, 2012	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)

$0.23-$0.30	1,612,500	$0.29	7.05	1,403,859	$0.30	6.68
$0.31-$0.40	3,835,750	$0.38	7.46	3,724,315	$0.39	7.39
$0.41-$0.50	177,000	$0.46	6.49	177,000	$0.46	6.49
$0.51-$0.60	963,750	$0.59	6.38	963,750	$0.59	6.38
$0.61-$0.70	66,500	$0.68	3.63	66,500	$0.68	3.63
$0.71-$0.80	382,250	$0.75	4.41	382,250	$0.75	4.41
$0.81-$0.90	769,835	$0.88	3.41	769,835	$0.88	3.41
$0.91-$1.00	44,500	$0.94	2.73	44,500	$0.94	2.73
$1.01-$1.50	1,337,519	$1.48	0.68	1,337,519	$1.48	0.68
$1.51-$5.00	363,307	$2.77	1.50	363,307	$2.77	1.50

Stock-based compensation expense recognized in the statement of operations is as follows (in thousands):

	For the three months ended
	December 31,
	2012	2011
Research and Development Expenses	$4	$6
General and Administrative Expenses	68	142
	$72	$148

The total deferred compensation expense for outstanding and unvested stock options for the three months ended December 31, 2012 was $77,000. The weighted average remaining recognition period for the total deferred compensation expense is approximately six months. The fair value of the options associated with the above compensation expense was determined at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the three months ended December 31,
	2012	2011
Dividend yield	0%	0%
Expected volatility	143.05%	122.69%
Risk-free interest rate	0.72%	2.71%
Expected term	5.14 years	8.14 years

F.	Net Income (Loss) Per Common Share

	For three months ended December 31,
	2012	2011
Numerator:
Net income	$4,028	$2,977
Net income attributable to participating securities (1)	(1,979)	(1,490)
Net income attributable to common stockholders – basic (1)	$2,049	$1,487

Net income	$4,028	$2,977
Less gain on warrant liability for participating common warrants (1)	4,228	3,392
Net loss attributable to common stockholders – diluted (1)	$(200)	$(415)
Denominator:
Weighted-average shares used in computing net income per share attributable to common stockholders – basic	62,732	60,471
Effect of potentially dilutive securities:
Common stock warrants (1)	2,903	18,219
Convertible preferred warrants	—	—
Convertible preferred stock	—	—
Common stock options	—	—
Non-participating common stock warrants	—	—
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders – diluted (1)	65,635	78,690
Basic net income per common share (1)	$0.03	$0.02
Diluted net income (loss) per common share (1)	$0.00	$(0.01)

Diluted weighted average common shares excluded incremental shares of approximately 58,565,000 and 42,845,000 for the three months ended December 31, 2012 and 2011, respectively, issuable upon the exercise or conversion of stock options to purchase common stock, convertible preferred stock and warrants to purchase common stock. These shares were excluded due to their anti-dilutive effect as a result of the Company’s adjusted net loss for the quarter.

G.	Commitments

The Company acquires assets still in development and enters into research and development arrangements with third parties that often require milestone and royalty payments to the third party contingent upon the occurrence of certain future events linked to the success of the asset in development. Milestone payments may be required, contingent upon the successful achievement of an important point in the development life-cycle of the pharmaceutical product (e.g., approval of the product for marketing by a regulatory agency). If required by the arrangement, the Company may have to make royalty payments based upon a percentage of the sales of the pharmaceutical product in the event that regulatory approval for marketing is obtained. Because of the contingent nature of these payments, they are not included in the table of contractual obligations. No milestones have been met, nor have any payments been paid, as of December 31, 2012.

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

H.	Subsequent Event

 February 2013 Financing
On February 19, 2013, the Company entered into Securities Purchase Agreements (the “Purchase Agreements”) with certain accredited investors (the “Purchasers”) and completed a financing (the “February 2013 Financing”). Under the terms of the Purchase Agreements, the Company received $3,225,000 in gross proceeds in exchange for the issuance of an aggregate of 12,900,000 units (the “February 2013 Units”), consisting of 12,900,000 shares of common stock and 12,900,000 warrants, at a purchase price of $0.25 per Unit. Each Unit consisted of (i) one share of common stock (the “February 2013 Common Shares”) and (ii) a five year warrant to purchase one share of the Company’s common stock (the “February 2013 Warrants”). The February 2013 Warrants have an initial exercise price of $0.25 per share.

    The fair value of the February 2013 Warrants issued on February 19, 2013 will be estimated using the Black-Scholes option pricing model. The proceeds from the February 2013 Financing will be allocated based upon the relative fair values of the February 2013 Warrants and the February 2013 Common Shares.

Material Modification to Rights of Security Holders
Effective February 15, 2013, the Company and each of Xmark JV Investment Partners, LLC, Xmark Opportunity Fund, Ltd. and Xmark Opportunity Fund, L.P. (collectively, the “Xmark Entities”) entered into a Warrant Repricing, Exercise and Lockup Agreement (the “Xmark Warrant Agreement”) pursuant to which the Company agreed to reduce the exercise price of outstanding warrants to purchase an aggregate of up to 59,149,000 shares of Common Stock held by the Xmark Entities (the “Xmark Warrants”) to $0.01 per share.  In consideration for the reduction of the exercise price of the Xmark Warrants, each of the Xmark Entities agreed to immediately exercise all of the Xmark Warrants.  The Xmark Warrant Agreement also provides that the Xmark Enities will not transfer the shares issuable upon exercise of the Xmark Warrants (the “Xmark Warrant Shares”) until the Company either (i) declares a cash dividend on its common stock or otherwise makes a cash distribution or (ii) effects a Change of Control, subject in each case to the terms of the Xmark Warrant Agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Unless otherwise noted, the terms “we,” “our” or “us” refer collectively to Aeolus Pharmaceuticals, Inc. and our wholly owned subsidiary, Aeolus Sciences, Inc.

This report contains, in addition to historical information, statements by us with respect to expectations about our business and future results which are “forward-looking” statements under the Private Securities Litigation Reform Act of 1995. These statements and other statements made elsewhere by us or by our representatives, which are identified or qualified by words such as “likely,” “will,” “suggests,” “expects,” “might,” “believe,” “could,” “should,” “may,” “estimates,” “potential,” “predict,” “continue,” “would,” “anticipates,” “plans,” or similar expressions, are based on a number of assumptions that are subject to risks and uncertainties. Such statements include, but are not limited to, those relating to our product candidates and funding options, as well as our proprietary technologies and uncertainties and other factors that may cause our actual results to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Important factors that could cause results to differ include risks associated with uncertainties of progress and timing of clinical trials, scientific testing, obtaining regulatory approval, the need to obtain (and obtaining) funding for pre-clinical and clinical trials and operations, the scope and validity of intellectual property protection for our product candidates, proprietary technologies and their uses, new accounting and Securities and Exchange Commission (“SEC”) requirements and competition from other biopharmaceutical companies. Certain of these factors and others are more fully described in our filings with the SEC, including, but not limited to, our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, filed with the SEC on December 31, 2012. All forward-looking statements are based on information available as of the date hereof, and we do not assume any obligation to update such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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

Our lead compound, AEOL 10150, is a metalloporphyrin specifically designed to neutralize reactive oxygen and nitrogen species. The neutralization of these species reduces oxidative stress, inflammation, and subsequent tissue damage-signaling cascades resulting from radiation exposure. We are developing AEOL 10150 as a medical countermeasure against the pulmonary effects of radiation exposure under a contract valued at up to $118.4 million with the Biomedical Advanced Research and Development Authority (“BARDA”) a division of the Department of Health and Human Services (“HHS”).    The Company completed the second year, and is beginning its third year, of development work under the BARDA Contract. To date, BARDA has authorized approximately $19.5 million of work under the BARDA Contract. Additionally, we receive development support from the National Institutes of Health (“NIH”) for development of the compound as a medical countermeasure against radiation and chemical exposure.

We are leveraging the significant investment made by U.S. government agencies to develop this compound for use in oncology indications, where it would be used in combination with radiation therapy, and is currently in development for use as both a therapeutic and prophylactic drug. Data has been published showing that AEOL 10150 does not interfere with the therapeutic benefit of radiation therapy in prostate and lung cancer preclinical studies. Radiotherapy is a key therapy in non-small cell lung cancer. It is the treatment of choice for patients with unresectable Stage I-II disease, and is recommended, in combination with chemotherapy, for patients with unresectable stage IIIB disease. (Pipeline Insight: Cancer Overview – Lung, Brain, Head and Neck, Thyroid; Datamonitor 2008, 37.)

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

On February 11, 2011, we signed an agreement with BARDA for the development of AEOL 10150 as a medical countermeasure against the pulmonary sub-syndrome of acute radiation syndrome (the “BARDA Contract”).Pursuant to the BARDA Contract we were awarded  $10.4 million in the base period of the contract.   On April 16, 2012, we announced that BARDA had exercised two options under the BARDA Contract worth approximately $9.1 million, bringing the total exercised contract value to date to approximately $19.5 million. We may receive up to an additional $98.9 million in options exercisable over the years following the base period. If all of the options are exercised by BARDA, the total value of the contract would be approximately $118.4 million.  To date, BARDA has authorized approximately $19.5 million of work under the contract. The base period plus exercised options have a period of performance from February 11, 2011 to September, 2013. We’ve recognized an aggregate of $1.3 million in revenue from BARDA in the quarter ended December 31, 2011.

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

AEOL 10150 has already performed well in animal safety studies, been well-tolerated in two human clinical safety studies, demonstrated efficacy in two species in acute radiation syndrome (“ARS”) studies and demonstrated statistically significant survival efficacy in an acute radiation-induced lung injury model. AEOL 10150 has also demonstrated efficacy in validated animal models for GI-ARS, chlorine gas exposure, and sulfur mustard gas exposure. Efficacy has been demonstrated in Lung-ARS in both mouse and non-human primate studies (“NHP”), with AEOL 10150 treated groups showing significantly reduced weight loss, inflammation, oxidative stress, lung damage, and most importantly, mortality in the mouse study. Therapeutic efficacy was demonstrated when delivered after exposure to radiation (24 hours after exposure for mice in the GI-ARS study and NHPs in the Lung-ARS studies, and two hours after exposure for mice in the Lung-ARS studies). Additionally, AEOL 10150 was shown to reduce lung damage after Neupogen® treatment (the current standard of care for Hematopoietic-ARS) following radiation exposure, and to reduce oxidative stress and nerve damage following exposure to nerve agents.

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

We have two programs underway for the development of our second drug candidate, AEOL 11207, for the treatment of epilepsy and Parkinson’s disease.  These programs are being funded, in part, by private foundations, including the Michael J. Fox Foundation and Citizens United for Research in Epilepsy (CURE), and government grants.  In February 2011, data were published in the Journal Neurobiology of Disease from the CURE study indicating AEOL 11207 significantly reduced both the frequency and duration of spontaneous seizures in a pre-clinical epilepsy model.  Additionally, the study showed an increase in average life span, protection against neuronal death and no difference in seizure severity.

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

On February 11, 2011, we signed the BARDA Contract. Pursuant to the BARDA Contract, we were awarded approximately $10.4 million in the base period of the contract. On April 16, 2012, we announced that BARDA had exercised two options under the BARDA Contract worth approximately $9.1 million, bringing the total exercised contract value to date to approximately $19.5 million. We may receive up to an additional $98.9 million in options exercisable over the years following the base period. If all of the options are exercised by BARDA, the total value of the contract would be approximately $118.4 million. Pursuant to the Statement of Work in the BARDA Contract, we expect to provide the data necessary for filing an Emergency Use Authorization (“EUA”) in the second half of 2013.  Once the EUA is filed, it would be possible for BARDA to begin procuring AEOL 10150 for the strategic national stockpile. Procurements from BARDA may result in significant revenues, and profitability, for Aeolus

Activities conducted during the base period included developing animal models with radiation survival curve studies, dosing studies, bulk drug manufacturing, final drug product manufacturing, validation testing, compliance studies and the filing of IND, an orphan drug status application and a fast track designation application with the FDA.  In the event BARDA exercises additional options to provide additional funding under the BARDA Contract, activities to be conducted would include, among other things, bulk drug and final drug product manufacturing, stability studies, animal pivotal efficacy studies, human clinical safety studies and Phase I, Phase II and pre-new drug application (“NDA”) meetings and applications with the FDA.

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

On February 15, 2012, we announced that we entered into a contract modification and no-cost extension with BARDA. The modification and extension allowed us to continue operating under the base period of the contract awarded in February 2011, and restructured the timing and components of the options that could be awarded under the remaining four years of the agreement. The changes did not impact the total potential value of the contract, which remains at approximately $118.4 million. The contract restructure was driven by our ability to generate cost savings in the base year contract and to allow BARDA to better manage contract options to expedite the development program.

On April 16, 2012, we announced that BARDA had exercised two contract options worth approximately $9.1 million. BARDA’s exercise of the options was in response to the presentation of the deliverables and progress made under the contract at the meeting on February 14, 2012. Among the key items in the options BARDA exercised are animal efficacy studies, mechanism of action research and manufacturing and process validation work. All of these items build off of work successfully completed during the first twelve months of the contract base period. The contract is designed to produce the data necessary for an approval under the FDA “Animal Rule” and for a potential EUA. An approval or EUA would allow the federal government to buy AEOL 10150 for the Strategic National Stockpile under Project Bioshield. Project Bioshield is designed to accelerate the research, development, purchase and availability of effective medical countermeasures for the Strategic National Stockpile

Since February 11, 2011, we have been actively developing AEOL 10150 under the BARDA Contract.  Among the key deliverables accomplished in the program, we hired the necessary personnel required under the contract, completed the radiation dose studies in mice and NHPs, manufactured a GMP batch for use in human safety studies and a non-GMP batch of material for use in animal efficacy studies, developed significant improvements to the process for manufacturing compound which will reduce the cost of producing the drug; made several discoveries related to the mechanism of damage of radiation and mechanism of action of AEOL 10150; met twice with the FDA to discuss our IND filing for Lung-ARS; and designed and initiated quality, reporting, risk management and project management programs required under the BARDA Contract.  We have also initiated a number of animal efficacy studies for which we expect to report data during 2013.

Under the BARDA Contract, we plan to deliver the data necessary for BARDA to file an EUA with the FDA in approximately the second half of 2013. An EUA is a legal means for the FDA to approve new drugs or new indications for previously approved drugs that may be stockpiled and used during a declared emergency. To date, about half of the procurements for the national stockpile for medical countermeasures against potential terrorist events have been made under EUAs, prior to approval by the FDA for the indication in question.

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

We do not generate revenue from sales, only from development contracts and grants from the U.S. government. Therefore, we must rely on public or private equity offerings, debt financings, collaboration arrangements or grants to finance our operations. Our strategy is to use non-dilutive capital wherever possible to develop our exciting platform of broad-spectrum catalytic antioxidant compounds in important unmet indications of national strategic importance. We plan to continue to leverage that capital, like the investments made by U.S. government agencies, such as the NIAID’s and NIH’s CounterACT program, in AEOL 10150 as a medical countermeasure, to concurrently develop these promising compounds for use in significant unmet medical indications, like oncology. We are currently doing this with AEOL 10150, where we are developing the compound as a medical countermeasure against the pulmonary sub-syndrome of acute radiation syndrome under the BARDA Contract. We recognized $1.3 million in revenue during the quarter ended December 31, 2012 related to the BARDA Contract.

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

Results of Operations

Three months ended December 31, 2012 versus three months ended December 31, 2011

We had net income of $4,028,000 (including a non-cash adjustment for decreases in valuation of warrants of $4,510,000) and $2,977,000 (including a non-cash adjustment for decreases in valuation of warrants of $3,688,000), and cash outflows from operations of $279,000 and cash inflows of $668,000 for the three months ended December 31, 2012 and December 31, 2011, respectively.

Revenue for the three months ended December 31, 2012 was $1,342,000, which compares to $2,215,000 for the three months ended December 31, 2011. The revenue is from the collaboration with BARDA announced on February 11, 2011.  Since being awarded the BARDA Contract, we generate contract revenue from a cost-plus fee arrangement. Revenues on reimbursable contracts are recognized as costs are incurred, generally based on allowable costs incurred during the period, plus any recognizable earned fee. We consider fixed fees under cost-plus fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract.

Research and Development (“R&D”) expenses decreased $901,000, or 44%, to $1,169,000 for the three months ended December 31, 2012 from $2,070,000 for the three months ended December 31, 2011. The decrease is primarily attributable to work related to the BARDA Contract.  R&D expenses for our antioxidant program have totaled $49,892,000 from inception through December 31, 2012. We currently have eight development programs in progress:  studies of AEOL 10150 as a medical countermeasure against the effects of sulfur mustard gas and chlorine gas on the lungs, against the effects of radiation on the lungs and on the gastro-intestinal tract, and as a treatment for cancer, studies of AEOL 11207 and several other compounds as potential treatments for Parkinson’s disease and epilepsy, and a study of Hexyl as protectant against radiation exposure.  Because of the uncertainty of our research and development and clinical studies, we are unable to predict the total level of spending on the program or the program completion date. We expect R&D expenses during fiscal year 2013 will be higher than fiscal year 2012 because we expect to continue and expand our efforts under the BARDA Contract. However, we anticipate that much of the increase in R&D spending should be reimbursed under that contract.

General and administrative (“G&A”) expenses decreased $201,000, or 23%, to $655,000 for the three months ended December 31, 2012 from $856,000 for the three months ended December 31, 2011. Stock based compensation decreased by $119,000 as a result lower grant activity and a lower average stock price.

Liquidity and Capital Resources

We had cash and cash equivalents of $2,000 on December 31, 2012, and $281,000 on September 30, 2012. The decrease in cash was primarily due to cash provided by operating activities.

We had net income of $4,028,000 (including a non-cash adjustment for decreases in valuation of warrants of $4,510,000) for the three months ended December 31, 2012. We had cash outflows from operations of $279,000. We expect to incur additional losses and negative cash flow from operations during the remainder of fiscal year 2013 and for several more years.

On February 11, 2011, we were awarded the BARDA Contract to fund the development of AEOL 10150 as a medical countermeasure for Lung-ARS from its current status to FDA approval in response to Special Instructions Amendment 4 to a Broad Agency Announcement (BAA-BARDA-09-34) for advanced research and development of medical countermeasures for chemical, biological, radiological and nuclear threats.  The contract value could be up to $118.4 million depending on options exercised by BARDA and the requirements for approval by the FDA.  Under the BARDA Contract, substantially all of the costs of the development of AEOL 10150 as a medical countermeasure for pulmonary injuries resulting from an acute exposure to radiation from a radiological/nuclear accident or attack, particularly injuries associated with ARS or Delayed Effects of Acute Radiation Exposure would be paid for by the U.S. government through BARDA funding.  We recognized $1,342,000 in revenue during the quarter ended December 31, 2012 related to the BARDA Contract.

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

On February 19, 2013, we entered into Securities Purchase Agreements (the “Purchase Agreements”) with certain accredited investors (the “Purchasers”) and completed a financing (the “February 2013 Financing”). Under the terms of the Purchase Agreements, we received $3,225,000 in gross proceeds in exchange for the issuance of an aggregate of 12,900,000 units (the “February 2013 Units”), consisting of 12,900,000 shares of common stock and 12,900,000 warrants, at a purchase price of $0.25 per Unit. Each Unit consisted of (i) one share of common stock (the “February 2013 Common Shares”) and (ii) a five year warrant to purchase one share of our common stock (the “February 2013 Warrants”). The February 2013 Warrants have an initial exercise price of $0.25 per share.

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

Our exposure to market risk is presently limited to the interest rate sensitivity of our cash and cash equivalents, which is affected by changes in the general level of U.S. interest rates. However, we believe that we are not subject to any material market risk exposure and do not expect that changes in interest rates would have a material effect upon our financial position. A hypothetical 10% change in interest rates would not have a material effect on our Statements of Operations or Cash Flows for the three months ended December 31, 2012. We do not have any foreign currency or other derivative financial instruments.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q because of the material weakness discussed below.

In connection with the preparation of this Quarterly Report on Form 10-Q, we determined that our basic and diluted net income (loss) per share calculations should have been prepared using the “two-class method.” Under the two-class method, securities that participate in dividends are considered “participating securities.” Our preferred shares, preferred warrants and most of our common stock warrants are considered “participating securities” because they include non-forfeitable rights to dividends.

Additionally, we determined that the diluted net income (loss) per share calculations did not include the net income effect of changes in fair value related to dilutive, liability classified warrants.

Application of the two-class method and, for dilutive earnings per share, including the effect of changes in fair value for liability classified warrants results in a modification to our previously reported  basic and diluted net income (loss) per share for the fiscal years ended September 30, 2012 and 2011, and the quarterly periods included therein.

 On February 12, 2013, the Audit Committee of our Board of Directors concluded, based on the recommendation of management, that the consolidated statements of operations for the fiscal years ended September 30, 2012 and 2011, and the consolidated statements of operations for the quarterly periods in the years ended September 30, 2012 and 2011 (collectively, the “Prior Financial Statements”), should no longer be relied upon because of the incorrect calculation of earnings per share. Our management and the Audit Committee discussed the matters relating to the restatements with Grant Thornton LLP, our independent registered public accountants.

We filed a Current Report on Form 8-K on February 19, 2013 to reflect the revisions to our Annual Report on Form 10-K for the year ended September 30, 2012 described above. We intend to file an amendment to our Annual Report on Form 10-K for the year ended September 30, 2012 to reflect the revisions set forth above, and to include these revisions in our post-effective amendment to registration statement on Form S-1 (File No. 333-181409) filed on February 19, 2013 (the “Form S-1”) . The Company will file an amended Form 10-K as soon as practicable. We do not intend to amend our previously filed Quarterly Reports on Form 10-Q for the periods ended December 31, 2010, March 31, 2011, June 30, 2011, December 31, 2011, March 31, 2012 or June 30, 2012, or our Annual Report on Form 10-K for the year ended September 30, 2011, to reflect the revisions described above.

A material weakness is a significant deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the determination that our diluted net income (loss) per share calculations did not include the net income effect of changes in fair value related to dilutive, liability classified warrants for the fiscal years ended September 30, 2012 and 2011, and the quarterly periods included therein, management has determined that a material weakness existed as of December 31, 2012.

Management believes the material weakness is due to a deficiency in technical resources over financial reporting. As a result of the material weakness, management is evaluating mitigating controls to minimize the potential for incorrect calculations of earnings per share in our future financial statements.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
_________________

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

AEOLUS PHARMACEUTICALS, INC.

Date: February 19, 2013	By /s/ John L. McManus
John L. McManus
President and Chief Executive Officer
(Principal Executive Officer)

By /s/ Russell Skibsted
Russell Skibsted
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)