Form 10-K/A
period 2012-09-30
AEOLUS PHARMACEUTICALS, INC.
filed 2013-05-14
CIK 1261734

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

As of February 1, 2013, the registrant had 62,731,963 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Aeolus Pharmaceuticals, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012, as filed with the Securities and Exchange Commission (the “SEC”) on December 31, 2012 (the “Original Form 10-K”).

As previously disclosed in the Company’s Current Report on Form 8-K filed on February 19, 2013, in connection with the preparation of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, the Company determined that its basic and diluted net income (loss) per share calculations should have been prepared using the “two-class method.” Under the two-class method, securities that participate in dividends are considered “participating securities.” The Company’s preferred shares, preferred warrants and most of its common stock warrants are considered “participating securities” because they include non-forfeitable rights to dividends.

Additionally, the Company determined that the diluted net income (loss) per share calculations did not include the net income effect of changes in fair value related to dilutive, liability classified warrants.

Application of the two-class method and, for dilutive earnings per share, including the effect of changes in fair value for liability classified warrants results in a modification to the Company’s previously reported  basic and diluted net income (loss) per share for the fiscal years ended September 30, 2012 and 2011, and the quarterly periods included therein.

On February 12, 2013, the Audit Committee of the Company’s Board of Directors concluded, based on the recommendation of management, that the consolidated statements of operations for the fiscal years ended September 30, 2012 and 2011, and the consolidated statements of operations for the quarterly periods in the years ended September 30, 2012 and 2011, should no longer be relied upon because of the incorrect calculation of earnings per share. The Company’s management and the Audit Committee discussed the matters relating to the restatements with Grant Thornton LLP, the Company’s independent registered public accountants. See Note K to the Company’s accompanying financial statements included in Part II, Item 8 of this Form 10-K/A for additional discussion regarding the restatements.

The purposes of this Form 10-K/A are to: (1) amend Part II, Item 6 to restate the Company’s net income (loss) per share presentation in the statements of operations and the net income (loss) per share footnotes for the fiscal years ended September 30, 2012 and  2011, (2) amend Part II, Item 7 to add additional disclosure to the Company’s critical accounting policies regarding warrant liability and earnings per share, (3) amend Part II, Item 8 to restate the Company’s net income (loss) per share presentation in the statements of operations and the net income (loss) per share footnotes for the fiscal years ended September 30, 2012 and  2011, as well as the net income (loss) per share for the related 2012 and 2011 interim periods, and (4) replace Part III, Items 10 through Item 14, previously intended to be incorporated by reference to the Company’s definitive information statement filed pursuant to Regulation 14C in lieu of the Company’s 2013 Annual Meeting of Stockholders. The Company does not intend to amend its previously filed Quarterly Reports on Form 10-Q for the periods ended December 31, 2010, March 31, 2011, June 30, 2011, December 31, 2011, March 31, 2012 or June 30, 2012, or its Annual Report on Form 10-K for the year ended September 30, 2011, to reflect the revisions described above. The effects on these periods not being amended is included in this Form 10-K/A. The restated financial statements included in this Form 10-K/A were also included in the Registrant’s post-effective amendment to Registration Statement on Form S-1 (Registration No. 333-181409) that was filed with the SEC on February 20, 2013.

In connection with the filing of this Form 10-K/A and pursuant to the rules of the SEC, the Company is including with this Form 10-K/A certain new certifications by its principal executive officer and principal financial officer. In addition, the Company is filing a new consent of Grant Thornton LLP. Accordingly, Part IV, Item 15 has also been amended to reflect the filing of the new certifications and consent.

Except as stated herein to reflect the restatement noted above, which takes into account our subsequent consideration of conditions that existed at September 30, 2012, this Form 10-K/A does not reflect events or developments occurring after the filing of the Original Form 10-K and no attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the Original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K and the Company’s other filings made with the SEC subsequent to the filing of the Original Form 10-K, including the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 filed with SEC on February 20, 2013.

AEOLUS PHARMACEUTICALS, INC.
ANNUAL REPORT ON FORM 10-K/A
Table of Contents

Page

PART II	1

PART III	35

PART IV	49

Item 15.	Exhibits and Financial Statement Schedules	49

PART II

Item 6.Selected Financial Data.

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

Statement of Operations Data:

	Year Ended September 30,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Revenue:
Grant income and contract revenue	$7,293	$4,821	$—	$—	$—
Costs and expenses:
Research and development	6,468	5,055	1,690	711	977
General and administrative	3,196	3,668	1,954	1,292	1,540
Total costs and expenses	9,664	8,723	3,644	2,003	2,517
Loss from operations	(2,371)	(3,902)	(3,644)	(2,003)	(2,517)
Other income (expenses), net	4,069	4,222	(21,347)	(144)	(405)
Interest income (expense), net	—	(21)	(878)	(437)	(51)
Net income (loss)	1,698	299	(25,869)	(2,296)	(2,973)
Preferred stock dividend and accretion	—	—	—	—	—
Restated Net income (loss) attributable to common stockholders	$856	$149	$(25,869)	$(2,296)	$(2,973)
Restated Basic net income (loss) per share attributable to common stockholders (Note K)	$0.01	$0.00	$(0.53)	$(0.07)	$(0.09)
Restated Diluted net income (loss) per share attributable to common stockholders (Note K)	$(0.03)	$(0.04)	$(0.53)	$(0.07)	$(0.11)
Weighted average common shares outstanding:
Basic (Note K)	61,593	59,474	49,151	34,789	31,953
Restated Diluted (Note K)	71,041	85,862	49,151	34,789	32,217

Balance Sheet Data:

	September 30,
	2012	2011	2010	2009	2008
	(in thousands)

Cash and cash equivalents and marketable securities	281	518	2,355	646	399
Working capital (deficiency)	(1,048)	114	781	5	(1,336)
Total assets	1,256	2,290	2,433	811	1,120
Long-term portion of capital lease obligations and notes payable	—	—	—	1,194	266
Total liabilities	21,591	25,549	29,169	1,968	2,157
Total stockholders’ deficit	(20,335)	(23,259)	(26,736)	(1,157)	(1,037)

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

Under FASB ASC Topic 815, we are required to revalue certain of our outstanding warrants at each balance sheet date. An increase in warrant liability for a period results in a corresponding charge to our statement of operations for such period and a decrease in warrant liability for a period results in a corresponding gain to our statement of operations for such period. Historically, the quarterly revaluation of our warrants has resulted in unpredictable (and sometimes significant) changes to our reported liabilities and significant additional gains or losses charged to the statement of operations from period to period. During the years ended September 30, 2012 and 2011, for example, we incurred a gain of $4,069,000 and $3,887,000, respectively, to our warrant liability related to outstanding warrants. The warrant liability accounting has the potential to result in an increase or reduction in the company’s net income and, therefore, earnings per share, from quarter to quarter even where there is otherwise no change to our revenue or expenses due to operations in any particular period. Our management believes that warrant liability accounting may cause certain parties to erroneously conclude that we have earned net income in certain prior periods by generating revenue – for example, from sales, licensing or other methods – in excess of expenses for such period, when the actual net income (loss) for a prior period was based primarily on quarter-over-quarter adjustments tied to the revaluation of our outstanding warrants, which is primarily driven by changes in our stock price period-over-period.

Earnings Per Share

As discussed in Note K to our accompanying financial statements, for purposes of calculating earnings per share, we have historically used the “treasury stock method” in order to give effect to outstanding “in-the-money” stock options and warrants. We have determined that out basic net income (loss) per share calculations should have been prepared using the “two-class method” because, by contract, our outstanding preferred shares, preferred warrants and the majority of our common warrants would participate in any potential common stock dividends declared by us in the future even though we do not currently meet the corporate law financial requirements that would allow us to declare or pay a dividend. The adjustment discussed above solely affects the calculation of net income per share. We have also determined that fair value adjustments relating to our common stock warrants subject to warrant liability accounting should be removed from our calculation of net income (loss) available to diluted shareholders in accordance with the treasury stock method.

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

As discussed in Note K, net income (loss) per share in the accompanying financial statements has been restated.

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

/s/ GRANT THORNTON LLP
San Diego, CA
December 28, 2012 (except for Note K and the related effects thereof as to which the date is February 19, 2013)

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

AEOLUS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Fiscal Year Ended September 30,
	2012	2011
Revenue:
Contract revenue	$7,293	$4,821

Costs and expenses:
Research and development	6,468	5,055
General and administrative	3,196	3,668
Total costs and expenses	9,664	8,723

Loss from operations	(2,371)	(3,902)
Interest expense	—	(21)
Warrant liability gain (charges)	4,069	3,887
Other income, net	—	335
Net income (loss)	$1,698	$299

Restated Net income (loss) attributable to common stockholders – basic	$856	$149
Restated Net income (loss) attributable to common stockholders – diluted	$(2,161)	$(3,253)

Restated Basic net income (loss) per common share (Note K)	$0.01	$0.00
Restated Diluted net income (loss) per common share (Note K)	$(0.03)	$(0.04)

Weighted average common shares outstanding:
Basic (Note K)	61,593	59,474
Restated Diluted (Note K)	71,041	85,862

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

Restatement of Net Income (Loss) Per Common Share

As discussed in Note K, the Company has restated Net Income (Loss) Per Common Share for the years ended September 30, 2012 and 2011 and for the unaudited quarterly periods included in Note J.

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

Net Income (Loss) Per Common Share (as restated)

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

	Fiscal Year Ended September 30,
	2012	2011
Numerator:
Net income (loss)	$1,698	$299
Net income attributable to participating securities (1)	(842)	(151)
Net income (loss) attributable to common stockholders – basic (1)	$856	$148

Net income (loss)	$1,698	$299
Less gain (loss) on warrant liability for participating common warrants (1)	3,859	3,553
Net income (loss) attributable to common stockholders – diluted (1)	$(2,161)	$(3,253)
Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders – basic	61,593	59,474
Effect of potentially dilutive securities:
Common stock warrants (1)	9,448	26,388
Convertible preferred warrants	—	—
Convertible preferred stock	—	—
Common stock options	—	—
Non-participating common stock warrants	—	—
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders – diluted (1)	71,041	85,862
Basic net income (loss) per common share (1)	$0.01	$0.00
Diluted net income (loss) per common share (1)	$(0.03)	$(0.04)

Diluted weighted average common shares excluded incremental shares of approximately 51,364,000 (1) and 35,680,000 (1), respectively, for the fiscal year 2012 and 2011, due to their anti-dilutive effect.

(1) Amounts changed from the Company’s Form 10-K filing on December 31, 2012. See note K.

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

Number of Shares	Exercise Price		Expiration Date
896,037		$0.01	February 2016
896,037	$

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
61,039,999

As of September 30, 2011, one warrant to purchase an aggregate of 896,037 shares of preferred stock was outstanding. Details of the warrant for preferred stock outstanding at September 30, 2011 were as follows:

Number of Shares	Exercise Price		Expiration Date
896,037		$0.01	February 2016
896,037	$

Below is a summary of warrant activity for the last two fiscal years ended September 30:

		Weighted Average
			Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term (in years)	Value
Outstanding at 9/30/2010	66,901,667	$0.34	5.5 years	$16,278
Granted	3,821,037	$0.58	6.6 years	$367
Exercised	(1,336,668)	$0.28	0.5 years	$580
Cancelled	(7,250,000)	$0.78		$-
Forfeited	(200,000)	$1.75		$-
Outstanding at 9/30/2011	61,936,036	$0.30	5.2 years	$8,258
Granted	1,997,627	$0.38	4.5 years	$35
Exercised	(940,000)	$0.28		$-
Cancelled	-	$-		$-
Forfeited	-	$-		$-
Outstanding at 9/30/2012	62,993,663	$0.30	4.2 years	$5,344
Exercisable at 9/30/2012	62,993,663	$0.30	4.2 years	$5,344

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

J. Quarterly Financial Data (as restated) (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year

Fiscal 2012
Total revenue	$2,215	$2,231	$1,448	$1,399	$7,293
Net income (loss) (1)	$2,977	$2,763	$3,064	$(7,106)	$1,698
Net income available to stockholders – Basic (2)	$1,487	$1,381	$1,558	$(7,106)	$856
Net income available to stockholders – Diluted (2)	$(415)	$(283)	$(307)	$(7,106)	$(2,161)
Basic net income (loss) per common share attributable to common stockholders (2)	$0.02	$0.02	$0.02	$(0.11)	$0.01
Diluted net income (loss) per common share attributable to common stockholders (2)	$(0.01)	$0.00	$0.00	$(0.11)	$(0.03)

Fiscal 2011
Total revenue	$—	$785	$1,912	$2,124	$4,821
Net income (loss) (1)	$(7,620)	$3,778	$6,293	$(2,152)	$299
Net income available to stockholders – Basic (2)	$(7,620)	$1,879	$3,144	$(2,152)	$149
Net income available to stockholders – Diluted (2)	$(7,620)	$(937)	$(687)	$(2,152)	$(3,254)
Basic net income (loss) per common share attributable to common stockholders (2)	$(0.13)	$0.03	$0.05	$(0.04)	$0.00
Diluted net income (loss) per common share attributable to common stockholders (2)	$(0.13)	$(0.01)	$(0.01)	$(0.04)	$(0.04)

(1) The net income (loss) per share restatement did not impact net income (loss) reported by the Company.
(2) Amounts restated from the Company’s Form 10-K filing on December 31, 2012. See note K.

K. Subsequent Events

As referenced in note B and J, the Company identified an error in the calculation of net income (loss) per common share since the filing of the 10-K on December 31, 2012. All references or presentations of net income (loss) per common share have been restated from the original filing of the 10-K on December 31, 2012.

Basic net income (loss) per share

As discussed in Note B, the Company computes basic net income (loss) per weighted average share attributable to common stockholders using the two-class method. Previously the Company used the weighted average number of shares of common stock outstanding during the period.

The restatement to our calculation relates to an unaccounted term in our preferred shares, preferred warrants and the majority of our common warrants (59,149,999 warrants). Each of these shares and warrants would participate in any potential common stock dividends declared by the Company. Dividend participation by these shares and warrants requires the two-class method of net income (loss) per share calculation in accordance with ASC 260-10-45-60.

Our previous basic income (loss) per share calculation was as follows:

	Fiscal year ended September 30,
	2012	2011
Numerator:
Net income (loss)	$1,698	$299

Denominator:
Weighted-average number of shares – basic	61,593	59,474

Net income (loss) per share – basic	$0.03	$0.01

Our restated basic income (loss) per share calculation is as follows:

		Fiscal year ended September 30,
		2012		2011
Net income (loss)		$1,698		$299

	Weighted-average		Weighted-average
	Number of	Net	Number of	Net
Common stock and participating shares	shares	income	shares	income
Common stock	61,593	$856	59,474	$149
Participating common stock warrants	59,150	$822	51,150	$148
Participating series B preferred stock	526	$7	526	$1
Participating series B preferred warrants	896	$12	896	$2
	122,165	$1,698	112,046	$299

Numerator:
Weighted-average net income (loss)		$856		$149
Denominator:
Weighted-average number of basic shares	61,593		59,474
Basic net income (loss) per share		$0.01		$0.00

Diluted net income (loss) per share

As discussed in Note B, the Company computes diluted net income (loss) per weighted average share attributable to common stockholders using the two-class method, and when appropriate, the treasury method. Previously the Company used the weighted average number of shares of common and dilutive potential common shares outstanding during the applicable period. Potential common shares outstanding consist of stock options, warrants and convertible preferred stock using the treasury stock method and are excluded if their effect is anti-dilutive.

The restatement to our calculation relates to the required removal of fair value adjustments relating to our common stock warrants subject to warrant liability accounting from our calculation of net income (loss) available to diluted shareholders. Each of these warrants would participate in any potential common stock dividends in the future. The Company did not account for the removal of any non-cash gain (loss) from the fluctuation of the warrant liability associated with the incremental warrants in our calculation of net income (loss) per common share.

Our previous diluted income (loss) per share calculation was as follows:

	Fiscal year ended September 30,
	2012	2011
Numerator:
Net income (loss)	$1,698	$299

Denominator:
Weighted-average number of shares – basic	61,593	59,474
Dilutive securities – equity awards	11,156	22,828
Weighted-average number of shares – diluted	72,749	82,302

Net income (loss) per share – diluted	$0.02	$0.00

Our restated diluted income (loss) per share calculation is as follows:

	Fiscal year ended September 30, 2012			Fiscal year ended September 30, 2011
Net income (loss)		$1,698			$299
Less gain (loss) on warrant liability:
Participating common warrants		3,859			3,553
Undistributed net income (loss)		$(2,161)			$(3,254)

		Incremental			Incremental
Common stock and common stock		Dilutive	Diluted		Dilutive	Diluted
equivalents in order of dilutive effect	Outstanding	shares *	shares	Outstanding	shares *	shares
Common stock	61,593		61,593	59,474		59,474
Participating common warrants	59,150	9,448	9,448	59,150	26,388	26,388
Participating preferred warrants	896	869	**	896	879	**
Series B preferred shares	526	526	**	526	526	**
Common stock options	9,474	240	**	8,943	1,497	**
Non-participating common stock warrants	2,983	75	**	1,890	476	**
			71,041			85,862

Numerator:
Weighted-average net income (loss)	$(2,161)	$(3,254)
Denominator:
Weighted-average number of basic shares	71,041	85,862
Diluted net income (loss) per share	$(0.03)	$(0.04)

* Treasury method applied

** Excluded as the effect is anti-dilutive

Diluted weighted average common shares included incremental shares of approximately 9,448,000 and 26,388,000 shares for the fiscal years ended September 30, 2012 and 2011 issuable upon the exercise of warrants to purchase common stock. Diluted weighted average common shares excluded incremental shares of approximately 51,364,000 and 35,680,000, respectively, for the fiscal year 2012 and 2011, due to their anti-dilutive effect.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

As of February 12, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial and Accounting Officer), of the effectiveness of our disclosure controls and procedures required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2012 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

In connection with the preparation of the Quarterly Report on Form 10-Q for the first quarter of fiscal year 2013, we determined that our basic and diluted net income (loss) per share calculations should have been prepared using the “two-class method.” Under the two-class method, securities that participate in dividends are considered “participating securities.” Our preferred shares, preferred warrants and most of our common stock warrants are considered “participating securities” because they include non-forfeitable rights to dividends.

Additionally, we determined that the diluted net income (loss) per share calculations did not include the net income effect of changes in fair value related to dilutive, liability classified warrants.

Application of the two-class method and, for dilutive earnings per share, including the effect of changes in fair value for liability classified warrants resulted in a modification to our previously reported basic and diluted net income (loss) per share for the fiscal years ended September 30, 2012 and 2011, and the quarterly periods included therein.

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

We filed a Current Report on Form 8-K on February 19, 2013 to reflect the revisions to our Annual Report on Form 10-K for the year ended September 30, 2012 described above. We included the revisions set forth above in our post-effective amendment to registration statement on Form S-1 (File No. 333-181409) filed on February 19, 2013 (the “Form S-1”).  We are filing this amendment to our Annual Report on Form 10-K/A for the year ended September 30, 2012 to reflect these revisions.

We do not intend to amend our previously filed Quarterly Reports on Form 10-Q for the periods ended December 31, 2010, March 31, 2011, June 30, 2011, December 31, 2011, March 31, 2012 or June 30, 2012, or our Annual Report on Form 10-K for the year ended September 30, 2011, to reflect the revisions described above.

A material weakness is a significant deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the determination that our diluted net income (loss) per share calculations did not include the net income effect of changes in fair value related to dilutive, liability classified warrants for the fiscal years ended September 30, 2012 and 2011, and the quarterly periods included therein, management has determined that a material weakness existed as of September 30, 2012.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2012. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in an Internal Control Integrated Framework. Based on the criteria set forth by COSO, management concluded that our internal control over financial reporting was not effective as of September 30, 2012.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information Regarding Directors

The following sets forth the names and ages (as of December 27, 2012) of our directors, and certain other information about them.

Name of Director	Age as of December 27, 2012	Director Since
David C. Cavalier	43	April 2004

John M. Farah, Jr., Ph.D.	60	October 2005

Joseph J. Krivulka	60	June 2004

Amit Kumar, Ph.D.	48	June 2004

Michael E. Lewis, Ph.D.	61	June 2004

Chris A. Rallis	59	June 2004

Peter D. Suzdak, Ph.D.	54	June 2004

David C. Cavalier has been the Chairman of our Board since April 30, 2004, and an employee of the Company since November 2009. Since 2001, he has been a Principal and the Chief Operating Officer of Xmark Opportunity Partners, LLC, a manager of a family of private investment funds. From 1995 to 1996, Mr. Cavalier worked for Tiger Real Estate, a $785 million private investment fund sponsored by Tiger Management Corporation. Mr. Cavalier began his career in 1994 in the Investment Banking Division of Goldman, Sachs & Co. working on debt and equity offerings for public and private real estate companies. He received a B.A. from Yale University and an M. Phil. from Oxford University.  We believe that Mr. Cavalier’s experiences, qualifications, attributes and skills to serve as a director of our Company include his strong understanding of our Company and operations, having served as Chairman of the Board for over 7 years and as an employee for the past 2 years. In addition, Mr. Cavalier’s past experience and expertise in investment banking and company financings are a valuable contribution to our Board.

John M. Farah, Jr., Ph.D. has been an independent director of ours since October 2005 and a member of our audit committee.  He is founder and managing director of a private international consultancy serving branded biopharma clients in the US and abroad and currently serves as an independent director of the private biopharmaceutical company, Melior Discovery, Inc.  From 2008 to 2010, Dr. Farah was an independent director of GenSpera, Inc. (GNSZ), a publicly-traded pharmaceutical development stage company.  Dr. Farah was a vice president at Cephalon, Inc., a biopharmaceutical company, from October 1992 until December 2011 after the company was integrated into Teva Pharmaceuticals. At Cephalon, Dr. Farah led the headquarter team of an international business unit with oversight of strategic product registrations, operations and sales abroad; he was latterly responsible for key Asia Pacific markets  coordinating corporate product support for third party distributors and licensees. Dr. Farah joined Cephalon in 1992 to manage scientific affairs in support of the company’s R&D department. He gained increasing responsibilities in scientific affairs, and eventually, became a senior team member of worldwide business development promoting and negotiating R&D and commercial alliances with multinational and regional pharmaceutical firms. In 2003, Dr. Farah led worldwide product export with P&L responsibilities for third party product sales and support, and in 2006 focused on strategic growth and commercial success in Asia and the Americas ex-US.  In addition to his responsibilities for business development and regional international revenues, Dr. Farah oversaw successful patent litigations in Europe and Latin America.  From 2008 until the company’s acquisition by Teva, he served as treasurer and a director of Cephalon’s political action committee. Prior to joining Cephalon, Dr. Farah was a research investigator at GD Searle in nervous system and immunoinflammatory disease programs. His training included postdoctoral neuroscience research at the National Institutes of Health (NIH, NINCDS) following his doctorate in physiology from the Uniformed Services University. He holds a B.S. in Zoology from the University of Maryland and a B.H.A. from New College of California. We believe that Dr. Farah should serve as a director of our Company because of his extensive career in the pharmaceutical industry and international experience. Dr. Farah’s past experience negotiating research partnerships, product licensing and academic collaborations are a valuable contribution to our Board and his experience allows him to provide additional insight to our Board in considering and approving these types of partnerships for the Company.

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

Peter D. Suzdak , Ph.D.  is a research and development executive with more than 23 years of experience in U.S. and European pharmaceutical companies.  Dr. Suzdak is currently Chief Scientific Officer at Corridor Pharmaceuticals. Prior to joining Corridor, Dr. Suzdak was President, Chief Executive Officer and founder of Cardioxyl Pharmaceuticals and raised $14.5 million in venture capital financing and advanced its lead compound into clinical development for acute decompensated heart failure. Prior to joining Cardioxyl in 2006, Dr. Suzdak was President, Chief Executive Officer and co-founder of Artesian Therapeutics, Inc. and raised $15 million in venture capital financing and advanced two lead drug discovery programs from idea stage to clinical candidate selection stage.  In October 2005, Artesian Therapeutics was acquired by CardiomePharma.  Prior to joining Artesian Therapeutics, Dr. Suzdak was most recently at Guilford Pharmaceuticals, Inc. from 1995 to 2002.  During his tenure as Vice President of Research, then Senior Vice President of Research and Development, Dr. Suzdak was responsible for all pharmaceuticals drug discovery, preclinical development and clinical development at Guilford.  Dr. Suzdak was responsible for establishing an integrated drug discovery and development function at Guilford and building an extensive technology and intellectual property platform around multiple novel biological targets.  Prior to joining Guilford, Dr. Suzdak held various positions at Novo-Nordisk A/S in Copenhagen, Denmark from 1988 to 1995, including Director of Neurobiology Research.  Dr. Suzdak was involved in multiple drug discovery and development collaborations with major pharmaceutical companies in the U.S. and Europe, including Abbott which resulted in the successful discovery, clinical development, approval and marketing of the novel anti-epileptic Gabatril®.  Prior thereto, Dr. Suzdak was a Pharmacology Research Associate in the Clinical Neuroscience Branch of the National Institute of Mental Health in Bethesda, in the laboratory of Dr. Steven M. Paul, from 1985 to 1988.  Dr. Suzdak received his Ph.D. in Pharmacology from the University of Connecticut and a B.S. in Pharmacy from St. Johns University. We believe it is appropriate for Dr. Suzdak to serve as a director of our Company due to his more than 23 years of experience in the research and development of pharmaceuticals. In particular, Dr. Suzdak’s educational background in pharmacology allows him to provide valuable insight to the Board in deliberations relating to the research and development of our Company’s pharmaceutical products, including our key compounds, and our product development efforts.

Our Executive Officers

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

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, there were no reports required under Section 16(a) of the Exchange Act that were not timely filed during the fiscal year ended September 30, 2012, except for: (i) seven Form 4s filed by John Farah, a director, for an option grant made on each of November 7, 2011, December 14, 2011, February 10, 2012, March 20, 2012, May 14, 2012, July 11, 2012 and August 13, 2012; (ii) three Form 4s filed by Joseph J. Krivulka, a director, for an option grant made on each of November 7, 2011, March 20, 2012 and July 11, 2012; (iii) seven Form 4s filed by Amit Kumar, a director, for an option grant made on each of November 7, 2011, December 14, 2011, February 10, 2012, March 20, 2012, May 14, 2012, July 11, 2012 and August 13, 2012; (iv) two Form 4s filed by Michael E. Lewis, a director, for an option grant made on each of November 7, 2011 and July 11, 2012; (v) seven Form 4s filed by Chris Rallis, a director, for an option grant made on each of November 7, 2011, December 14, 2011, February 10, 2012, March 20, 2012, May 14, 2012, July 11, 2012 and August 13, 2012; and (vi) three Form 4s filed by Peter D. Suzdak, a director, for an option grant made on each of November 7, 2011, March 20, 2012 and July 11, 2012. Each of the Form 4s was filed late inadvertently.

Code of Ethics

We have a Code of Ethics that applies to our Chief Executive Officer, senior financial officers, controller and other similar employees. The purpose of the Code of Ethics is to provide written standards that are reasonably designed to promote: honest and ethical conduct; full, fair, accurate, timely and understandable disclosure in reports and documents filed with the SEC and other public communications by the Company; compliance with applicable governmental laws, rules and regulations; prompt internal reporting of violations of the Code of Ethics; and accountability for adherence to the Code of Ethics; and to deter wrongdoing. A copy of our Code of Ethics can be obtained from our website at www.aeoluspharma.com. If we make any substantive amendments to our Code of Ethics or grant any waiver from a provision of the Code of Ethics to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website at www.aeoluspharma.com and/or in our public filings with the SEC.

Audit Committee

The Board has established an Audit Committee in accordance with section 3(a)(58)(A) of the Exchange Act.  The Audit Committee currently consists of Mr. Rallis, Chairman, Dr. Kumar and Dr. Farah. The Board has determined that Mr. Rallis is an “audit committee financial expert,” as defined in Item 407(d)(5) of Regulation S-K promulgated by the SEC (“Regulation S-K”). The Board has determined that all of the members of the Audit Committee meet the Nasdaq Audit Committee independence standards, as currently in effect.

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

The following table sets forth all compensation earned for services rendered to Aeolus in all capacities for the fiscal year ended September 30, 2012 and 2011, by its principal executive officer, principal financial officer, and its one other executive officer who served in such capacity as of the end of fiscal 2012, collectively referred to as the “Named Executive Officers”.

Summary Compensation Table

		Annual Compensation			All Other
Name and Principal	Fiscal			Option	Compensation
Position(s)	Year	Salary ($)	Bonus ($)	Awards ($) (1)	($)	Total ($)
John L. McManus	2012	$409,000	—	$89,325	$—	$498,325
President and	2011	$345,608	50,000	$91,600	—	$487,208
Chief Executive Officer

Russell Skibsted (2)	2012	$255,625	—	$107,025	$—	$362,650
Senior Vice President, Chief Financial Officer and	2011	$161,306	—	$149,835	$—	$311,141
Secretary

David C. Cavalier	2012	$332,313	—	$—	$—	$332,313
Chairman of the Board	2011	$261,458	—	$—	$—	$261,458

(1) The amounts in the “Option Awards” column reflect the aggregate grant date fair value of awards for grants of options to each listed Named Executive Officer, computed in accordance with FASB ASC Topic 718. These amounts do not represent the actual amounts paid to or realized by any of the Named Executive Officers during fiscal 2012 or fiscal 2011. The fair value of the options was determined at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (i) dividend yield: 0%; (ii) expected volatility: 143.41%; (iii) risk-free interest rate: 0.68%; and (v) expected option life after shares are vested: 5.27 years. We use a straight line method of amortization of stock-based compensation.

(2) Mr. Skibsted became an employee of ours in February 2011.

Grants of Plan Based Awards During the Fiscal Year Ended September 30, 2012

The following table summarizes all option grants during the fiscal year ended September 30, 2012 to the Named Executive Officers. Each of these options was granted pursuant to the 2004 Plan.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)(1)	Exercise or Base Price of Option Awards	Grant Date Fair Value of Option Awards (2)
John L. McManus	7/14/2012	250,000	$0.28	$63,150

(1) The option grant vests on a monthly basis for twelve months with a ten-year term, subject to earlier termination upon certain events.

(2) The amounts in the “Grant Date Fair Value of Option Awards” column reflect the aggregate grant date fair value of awards for grants of options to Mr. McManus in fiscal 2012, computed in accordance with FASB ASC Topic 718. These amounts do not represent the actual amounts paid to or realized by Mr. McManus during fiscal 2012.

Outstanding Equity Awards as of September 30, 2012

The following table sets forth information regarding unexercised stock options for each of the Named Executive Officers outstanding as of September 30, 2012. We have not awarded stock grants or other equity incentive awards and as such have not made any disclosures regarding such awards.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Awards Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options		Option Exercise Price	Option Expiration Date

John L. McManus	10,000	—		—	$0.97	7/29/2015
	10,000	—		—	$0.91	8/31/2015
	10,000	—		—	$1.12	9/30/2015
	10,000	—		—	$1.15	10/31/2015
	10,000	—		—	$1.03	11/30/2015
	10,000	—		—	$0.95	12/30/2015
	10,000	—		—	$0.89	1/31/2016
	10,000	—		—	$0.90	2/28/2016
	10,000	—		—	$0.80	3/31/2016
	10,000	—		—	$0.75	4/28/2016
	10,000	—		—	$0.60	5/31/2016
	10,000	—		—	$0.81	6/30/2016
	250,000	—		—	$0.75	7/14/2016
	250,000	—		—	$0.90	7/13/2017
	250,000	—		—	$0.32	7/14/2018
	1,000,000	—		—	$0.30	5/6/2019
	250,000	—		—	$0.39	7/30/2019
	250,000	—		—	$0.40	7/14/2020
	1,500,000	—		—	$0.40	7/29/2020
	250,000	—		—	$0.40	7/14/2021
	41,666	208,334	(1)	—	$0.28	7/14/2022

Russell Skibsted	360,000	—		—	$0.60	12/15/2020

David Cavalier	20,000	—		—	$1.85	9/22/2014
	20,000	—		—	$0.90	9/7/2015
	30,000	—		—	$0.85	9/12/2016
	30,000	—		—	$0.55	7/27/2017
	27,750	—		—	$0.40	12/11/2018
	3,750	—		—	$0.29	2/5/2019
	11,250	—		—	$0.33	3/26/2019
	3,750	—		—	$0.38	4/30/2019
	11,250	—		—	$0.35	6/4/2019
	15,000	—		—	$0.39	7/30/2019

(1) Options vest at a rate of approximately 20,833 per month from the grant date for twelve months, provided that John McManus is an employee or consultant of the Company on the applicable vesting date. In the event of a sale of the Company, through a merger or otherwise, all of the options shall be fully vested and immediately exercisable.

Option Exercises and Stock Vested During the Fiscal Year Ended September 30, 2012

No stock options were exercised by any Named Executive Officer during the fiscal year ended September 30, 2012.

We had no stock awards outstanding as of or for the year ended September 30, 2012.

Employment Agreement with John McManus

On July 30, 2010, we and John McManus entered into an amended and restated employment agreement (the “Restated Agreement”). Under the Restated Agreement, Mr. McManus serves as President, Chief Executive Officer and Chief Operating Officer of the Company. Pursuant to the agreement, Mr. McManus is paid $ 33,333 per month.

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

The initial term of the Restated Agreement was through June 30, 2011, and the current term is through June 30, 2013 unless terminated earlier. The Restated Agreement will automatically renew for additional one-year periods unless either party gives written notice at least 90 days prior to the commencement of the next 1-year term of the agreement, of such party’s intent not to renew the agreement. If the Restated Agreement is terminated by us for any reason other than for cause, we shall pay Mr. McManus all payments due and owing, if any, under the agreement as if the agreement continued in effect for the full remainder of the current term.

Letter Agreement and Consulting Agreement with Russell Skibsted

On September 1, 2010, we and Russell Skibsted entered into an offer letter agreement, pursuant to which we offered Mr. Skibsted full-time employment as our Senior Vice President, Chief Financial Officer and Secretary commencing upon the announcement of a contract for the development of AEOL 10150 as a medical countermeasure with  the Biomedical Advanced Research and Development Authority (“BARDA”). On February 15, 2011, we announced a contract with BARDA for the development of AEOL 10150 (the “BARDA Contract”) and concurrently appointed Mr. Skibsted to the position of Senior Vice President, Chief Financial Officer and Secretary in accordance with the terms of the Offer Letter.  The Offer Letter provides that Mr. Skibsted will be entitled to a monthly salary of $20,833.33 and that Mr. Skibsted will be entitled to participate in all of our current customary employee benefit plans and programs, subject to eligibility requirements, enrollment criteria and the other terms and conditions of such plans and programs.  In addition, pursuant to the Offer Letter, Mr. Skibsted was granted a stock option to purchase 360,000 shares of the Common Stock under the 2004 Plan. The stock option has an exercise price of $0.60 per share, the closing stock price of our Common Stock on the date of grant, and vested at a rate of 30,000 shares per month over a period of twelve months from the date of grant.

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

Consulting Arrangements

Prior to June 30, 2011, McManus & Company, Inc. (“M&C”), which is owned by Mr. John McManus, provided us with administrative, accounting and financial consulting services. In addition, M&C also provided us with our corporate headquarters, facilities management and the outsourcing of the administrative, accounting, finance and accounting functions. Pursuant to an agreement with M&C, we paid M&C a monthly consulting payment of $25,000. During fiscal 2012 and 2011, we paid M&C $0 and $180,000, respectively, in consulting fees pursuant to services rendered by M&C under the agreement.  The agreement terminated on June 30, 2011.

Separation Agreements

We did not enter into any separation agreements during fiscal 2012.

Payments Upon Termination or Change of Control

We have an employment with Mr. John McManus, which provides for payments to Mr. McManus upon termination of employment or a change of control of Aeolus under specified circumstances. For information regarding the specific circumstances that would trigger payments and the provision of benefits, the manner in which payments and benefits would be provided and conditions applicable to the receipt of payments and benefits, see “—Employment Agreement with John McManus.”

The following tables set forth information regarding potential payments and benefits that each Named Executive Officer who was serving as an executive officer on September 30, 2012 would receive upon termination of employment or consulting arrangement or a change of control of Aeolus under specified circumstances, assuming that the triggering event occurred on September 30, 2012.

Summary of Potential Payments Upon Termination or Change of Control

	Termination without Cause				Voluntary Resignation
Value of Options
	Cash	Value of	with Accelerated		Cash
Name	Payments(1)	Benefits(2)	Vesting		Payments

John L. McManus	$299,997	$18,117	$18,750	(3)	—

(1) This amount reflects a lump sum payment equal to the remaining term of the Named Executive Officer’s employment agreement with the Company, from October 1, 2012 through June 30, 2013, assuming notice of termination was given on September 30, 2012.

(2) The amounts in this column reflect the estimated value of health, dental, life and disability insurance that would be provided to the Named Executive Officer pursuant to his employment agreement with the Company for the period from October 1, 2012 through June 30, 2013.

(3) Pursuant to the Named Executive Officer’s employment agreement with the Company, in the event the Named Executive Officer was terminated without cause on September 30, 2012, options to purchase 208,334 shares would have vested. The amounts in this column are calculated based on the difference between $0.37, the closing market price per share of the Common Stock on September 28, 2012, the last trading day of fiscal year 2012, and the exercise price per share of $0.28 for the options subject to accelerated vesting.

	Immediately upon a Change of Control			Termination without Cause in Connection with a Change of Control
Name	Cash Payments(4)	Value of Options with Accelerated Vesting		Cash Payments(6)	Value of Benefits(7)	Value of Options with Accelerated Vesting

John L. McManus	$100,000	$18,750	(5)	$399,997	$18,117	$18,750	(5)

(4) The amounts in this column reflect the lump sum payment payable upon a change of control pursuant to the Named Executive Officer’s employment agreement with the Company in effect on September 30, 2012 assuming a change of control of the Company occurred on September 30, 2012.

(5) Pursuant to the 2004 Plan, all outstanding options shall vest in connection with a change of control of the Company. The amounts in this column are calculated based on the difference between $0.37, the closing market price per share of the Common Stock on September 28, 2012, the last trading day of fiscal year 2012, and the $0.28 exercise price per share of the 208,334 options subject to accelerated vesting.

(6) The amounts in this column reflect the lump sum payment payable pursuant to a termination upon a change of control pursuant to the Named Executive Officer’s employment agreement with the Company in effect on September 30, 2012 assuming a change of control of the Company occurred on September 30, 2012.

(7) The amounts in this column reflect the estimated value of health, dental, life and disability insurance that would be provided to the Named Executive Officer pursuant to his employment agreement with the Company for the period from October 1, 2011 through June 30, 2012.

Summary of Actual Payments Upon Termination of Employment

No payments were made to any Named Executive Officer in connection with a termination of employment during fiscal 2012.

COMPENSATION OF DIRECTORS

The following table sets forth information for the fiscal year ended September 30, 2012 regarding the compensation of our directors.

Director Compensation

Name	Fees Earned or Paid in Cash	Option Awards(1)	All Other Compensation	Total

David C. Cavalier	—	$—	—	$—
John M. Farah, Jr., Ph.D.	—	22,141	—	22,141
Joseph J. Krivulka	—	13,902	—	13,902
Amit Kumar, Ph.D.	—	24,112	—	24,112
Michael E. Lewis, Ph.D.	—	11,641	—	11,641
Chris A. Rallis	—	24,112	—	24,112
Peter D. Suzdak, Ph.D.	—	15,272	—	15,272

(3) The amounts in the “Option Awards” column reflect the aggregate grant date fair value of awards for grants of options to each listed director in fiscal 2012, computed in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718. These amounts do not represent the actual amounts paid to or realized by the directors during fiscal 2012. The fair value of the options was determined at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (i) dividend yield: 0%; (ii) expected volatility: 147.02%; (iii) risk-free interest rate: 0.99%; and (v) expected option life after shares are vested: 5.5 years. We use a straight line method of amortization of stock-based compensation.

All directors are reimbursed for expenses incurred in connection with each board or committee meeting attended. In addition, the Board adopted the following compensation program for the outside members of the Board on December 11, 2008, effective beginning July 1, 2008:

•
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

•
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

 Outstanding Equity Awards for Directors as of September 30, 2012

The following table sets forth information regarding unexercised stock options for each Director outstanding as of September 30, 2012. We have not awarded stock grants or other equity incentive awards and as such have not made any disclosures regarding such awards.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options
David C. Cavalier	172,750	—	—

John M. Farah, Jr., Ph.D.	248,780	25,311	—

Joseph J. Krivulka	230,375	16,875	—

Amit Kumar, Ph.D.	320,939	25,311	—

Michael E. Lewis, Ph.D.	222,500	11,250	—

Chris A. Rallis	320,939	25,311	—

Peter D. Suzdak, Ph.D.	239,375	16,875	—

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan and Additional Equity Information as of September 30, 2012
Plan category	(a)Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b)Weighted-average exercise price of outstanding options, warrants and rights	(c)Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by our stockholders:
2004 Stock Incentive Plan	7,749,091	$0.47	2,250,909
1994 Stock Option Plan	1,724,570	$1.73	0

Equity compensation plans and securities not approved by our stockholders:
Warrants to purchase Common Stock Issued to National Securities	50,000	$0.38	Not applicable
Warrants to Purchase Common Stock Issued to Dan Delmonico	50,000	$0.49	Not applicable
Warrants to Purchase Common Stock Issued to Michael Kruger	50,000	$0.50	Not applicable
Warrants to Purchase Common Stock Issued to Noble International Investments, Inc.	300,000	$1.00	Not applicable
Warrants to Purchase Common Stock Issued to CEOcast, Inc.	250,000	$0.83	Not applicable
Warrants to Purchase Common Stock Issued to Market Pathways	250,000	$1.50	Not applicable
Warrant to Purchase Common Stock Issued to Roberts Mitani, LLC	300,000	$0.258	Not applicable
Warrants to Purchase Common Stock Issued to Columbia Capital Securities, Inc.	35,000	$0.37	Not applicable
Warrants to Purchase Common Stock Issued to Monarch Bay Associates, LLC	35,000	$0.37	Not applicable
Total – Common Stock	10,793,661		2,250,909

Warrants to purchase Series B Preferred Stock	896,037	$0.01	Not applicable
Total – Series B Preferred Stock	896,037		177,883

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

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth certain information regarding the ownership of shares of Aeolus’ Common Stock and Series B Preferred as of the close of business on October 9, 2012 by:

•	each person known by Aeolus to beneficially own more than 5% of the outstanding shares of each class of our stock;
•	each of our directors;
•	each of our Named Executive Officers; and
•	all of our directors and executive officers as a group.

	Preferred Stock			Common Stock
Identity of Owner or Group (1)(2)	Beneficially Owned	Percentage Owned		Beneficially Owned		Percentage Owned(4)

Directors:
David C. Cavalier	-	-		39,748,589	(5)	63.1%
John M. Farah, Jr., Ph.D. (6)	-	-		256,905		*
Joseph J. Krivulka (7)	-	-		819,333		1.3%
Amit Kumar, Ph.D. (6)	-	-		329,064		*
Michael E. Lewis, Ph.D. (6)	-	-		226,250		*
Chris A. Rallis (6)	-	-		329,064		*
Peter D. Suzdak, Ph.D. (6)	-	-		245,000		*

Named Executive Officers:
John L. McManus (8)	-	-		4,283,633		6.5%
Russell Skibsted (9)	-	-		380,000		*
All directors and executive officers as a group (9 persons)	-	-		46,617,838	(10)	66.6%

Greater than 5% Stockholders:
Elan Corporation, plc	526,080	100.0	%(3)	526,080	(11)	*
Lincoln House
Lincoln Place
Dublin 2, Ireland

Efficacy Biotech Master Fund Ltd	-	-		3,179,402	(12)	5.0%
11622 El Camino Real, Suite 100
San Diego, CA 92130

Xmark Opportunity Partners, LLC and its affiliates	-	-		39,748,589	(5)	63.1%
90 Grove Street
Ridgefield, CT 06877

* Less than one percent

(1)	Unless otherwise indicated, the address of all the owners is: c/o Aeolus Pharmaceuticals, Inc., 26361 Crown Valley Parkway, Suite 150, Mission Viejo, California 92691.

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

(3)
Percent of shares beneficially owned by any person is calculated by dividing the number of shares of preferred stock beneficially owned by that person by 526,080, the number of shares of preferred stock outstanding as of the close of business on October 9, 2012, and the number of shares of preferred stock as to which that person has the right to acquire voting or investment power within 60 days of October 9, 2012.

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

(6)	Consists solely of shares of Common Stock issuable upon exercise of options.

(7)	Consists of 333,333 shares owned directly, 250,000 shares issuable upon exercise of warrants held by Mr. Krivulka and 236,000 shares issuable upon exercise of options.

(8)	Consists of 70,300 shares owned directly, 10,000 shares owned directly by Mr. McManus’ spouse and 4,203,333 shares issuable upon exercise of options.

(9)	Consists of 10,000 shares owned directly, 10,000 shares owned directly by Mr. Skibsted’s spouse and 360,000 shares issuable upon exercise of options.

(10)	Consists of shares of Common Stock beneficially owned by our directors and the following executive officers: Mr. McManus and Mr. Skibsted. See footnotes (5), (6), (7), (9) and (10) above.

(11)	Consists of 526,080 shares of Common Stock which were issuable upon conversion of an aggregate of 526,080 shares of Series B Preferred Stock as of the close of business on October 9, 2012.

(12)
Consists of 3,179,402 shares of Common Stock. Efficacy Capital, Ltd. is the investment advisor of Efficacy Biotech Master Fund Ltd. Mark Lappe and Jon Faiz Kayyem exercise share voting and dispositive power over these shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Related Party Transactions

Aeolus has adopted a policy that all transactions between Aeolus and its executive officers, directors and other affiliates must be approved by a majority of the members of the Board and by a majority of the disinterested members of the Board, and must be on terms no less favorable to Aeolus than could be obtained from unaffiliated third parties.

Consulting Agreement

Through June 2011, M&C, which is owned by Mr. John McManus, provided us with administrative, accounting and financial consulting services. In addition, M&C provided us with our corporate headquarters, facilities management and the outsourcing of the administrative, accounting, finance and accounting functions. Pursuant to an agreement with M&C, we paid M&C a monthly consulting payment of $25,000. During fiscal 2012 and 2011, we paid M&C $0 and $180,000, respectively, in consulting fees pursuant to services rendered by M&C under the agreement.  The agreement terminated on June 30, 2011.

March and April 2012 Financing

On March 30, 2012 and April 4, 2012, we entered into a Securities Purchase Agreement with certain accredited investors (the “Purchasers”) to sell and issue to the Purchasers an aggregate of approximately 2,200,166 units (the “Units”) at a purchase price of $0.30 per Unit, resulting in aggregate gross proceeds to us of approximately $660,049.90 (the “Private Placement”).  Each Unit consists of (i) one share of Common Stock and (ii) a five year warrant to purchase 0.75 shares of Common Stock.  The warrants have an initial exercise price of $0.40 per share. One of the Purchasers in the April 4, 2012 closing was Joseph Krivulka, a member of the Board, who purchased 333,333 Units, resulting in aggregate proceeds to us of $99,999.90.  In connection with the Purchase Agreement, we also entered into a Registration Rights Agreement with the Purchasers, pursuant to which we agreed, among other things, to file a registration statement with the SEC to register the resale of: (1) the shares of Common Stock issued pursuant to the Private Placement, and (2) the shares of Common Stock issuable upon exercise of the Warrants.

Director Independence

 After review of all relevant transactions or relationships between each director, or any of his family members, and the Company, our senior management and its independent registered public accounting firm, the Board of Directors has affirmatively determined that all of our directors are independent directors within the meaning of the applicable Nasdaq Stock Market, LLC (“Nasdaq”) listing standards, as currently in effect, excluding Mr. Cavalier

Item 14. Principal Accounting Fees and Services.

The following table shows the aggregate fees accrued by us for audit and other services for the fiscal years ended September 30, 2012 and September 30, 2011 provided by Grant Thornton LLP.

Fiscal Year 2012	Total
Audit Fees (1)	$132,502
Audit-Related Fees	—
Tax Fees	—
All Other Fees	15,900
Total Fees Fiscal Year 2012	$148,402

Fiscal Year 2011	Total
Audit Fees (1)	$106,826
Audit-Related Fees	—
Tax Fees	—
All Other Fees	—
Total Fees Fiscal Year 2011	$106,826

(1)	Represents fees billed for professional services rendered for the audit and/or reviews of our financial statements and in connection with our statutory and regulatory filings or engagements.

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

(2) Exhibits.

		Incorporated by Reference To
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
2.1	Agreement and Plan of Merger and Reorganization dated September 16, 2003 between Incara, Inc. and Incara Pharmaceuticals Corporation	S-4	09/19/03	2.1
3.1	Amended and Restated Certificate of Incorporation	10-K	12/31/12	3.1
3.2	Bylaws, as amended	8-K	10/27/05	3.1

Incorporated by Reference To
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
4.1	Form of Common Stock Certificate	10-Q	08/11/04	4.1
4.2	Form of Series B Preferred Stock Certificate	S-4	09/19/03	4.8
4.3	Form of Warrant to Purchase Common Stock dated June 5, 2006.	8-K	06/06/06	10.3
4.4	Registration Rights Agreement dated May 22, 2007 by and among the Company and each of the Purchasers whose names appear on the Schedule attached thereto.	8-K	5/23/07	4.1
4.5	Registration Rights Agreement dated October 6, 2009 by and among the Company and the investors whose names appear on the signature pages thereof.	8-K	10/06/09	4.1
4.6	Form of Warrant to Purchase Common Stock dated May 22, 2007.	8-K	5/23/07	10.2
4.7	Form of Warrant to Purchase Common Stock	8-K	10/06/09	10.2
4.8	Registration Rights Agreement dated September 16, 2003 among Incara Pharmaceuticals Corporation, Incara, Inc. and Goodnow Capital, L.L.C.	S-4	09/19/03	10.101
4.9	Registration Rights Agreement dated August 11, 2010 by and among Aeolus Pharmaceuticals, Inc. and the investors listed therein	8-K	8/12/10	4.1
10.1*	License Agreement between Duke University and Aeolus Pharmaceuticals, Inc., dated July 21, 1995	S-1	12/08/95	10.4
10.2	Amended and Restated Limited Liability Company Agreement of CPEC LLC dated July 15, 1999, among CPEC LLC, Intercardia, Inc. and Interneuron Pharmaceuticals, Inc.	8-K	07/23/99	10.42
10.3	Assignment, Assumption and License Agreement dated July 15, 1999, between CPEC LLC and Intercardia, Inc.	8-K	07/23/99	10.43
10.4*	License Agreement dated January 19, 2001 between Incara Pharmaceuticals Corporation and Incara Development, Ltd.	10-Q	02/13/01	10.59
10.5*	License Agreement dated January 19, 2001 between Elan Corporation, plc, Elan Pharma International Ltd. and Incara Development, Ltd.	10-Q	02/13/01	10.60
10.6	Registration Rights Agreement dated December 21, 2000 among Incara Pharmaceuticals Corporation, Elan International Services, Ltd. and Elan Pharma International Ltd.	10-Q	02/13/01	10.62
10.7	Agreement and Amendment, effective as of January 22, 2001, by and among Incara Pharmaceuticals Corporation, Elan International Services, Ltd. and Elan Pharma International Limited	10-Q	05/14/01	10.64
10.8	Second Agreement and Amendment, effective as of January 22, 2001, by and among Incara Pharmaceuticals Corporation, Elan International Services, Ltd. and Elan Pharma International Limited	10-Q	05/14/01	10.65
10.9	Third Agreement and Amendment, effective as of January 22, 2001, by and among Incara Pharmaceuticals Corporation, Elan International Services, Ltd. and Elan Pharma International Limited	8-K	06/01/01	10.66

Incorporated by Reference To
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
10.10	Agreement and Fourth Amendment, effective February 13, 2002, by and among Incara Pharmaceuticals Corporation, Elan International Services, Ltd., Elan Pharma International Limited and Elan Pharmaceutical Investments III, Ltd.	10-Q	02/14/02	10.75
10.11*	License Agreement dated June 25, 1998 between Duke University and Aeolus Pharmaceuticals, Inc.	10-Q	05/15/02	10.82
10.12*	License Agreement dated May 7, 2002 between Duke University and Aeolus Pharmaceuticals, Inc.	10-Q	05/15/02	10.83
10.13*	License Agreement dated November 17, 2000 between National Jewish Medical and Research Center and Aeolus Pharmaceuticals, Inc.	10-Q	02/13/01	10.56
10.14	Exclusive License Agreement, dated January 15, 2009, by and between the Company and National Jewish Health	10-Q	05/16/11	10.7
10.15*	Securities Purchase Agreement dated as of May 15, 2002, among Incara Pharmaceuticals Corporation, Aeolus Pharmaceuticals, Inc., Elan Pharma International Limited and Elan International Services, Ltd.	8-K/A	07/03/02	10.84
10.16*	Development and Option Agreement dated May 15, 2002, among Elan Pharma International Limited, Incara Pharmaceuticals Corporation and Aeolus Pharmaceuticals, Inc.	8-K/A	07/03/02	10.85
10.17	Amended and Restated Registration Rights Agreement dated as of May 15, 2002, among Incara Pharmaceuticals Corporation, Elan International Services, Ltd. and Elan Pharma International Limited	8-K/A	07/03/02	10.86
10.18	Amendment No. 1 to License Agreement dated May 14, 2002, between Aeolus Pharmaceuticals, Inc. and Duke University (amending License Agreement dated July 21, 1995)	8-K/A	07/03/02	10.87
10.19	Amendment No. 1 to License Agreement dated May 14, 2002, between Aeolus Pharmaceuticals, Inc. and Duke University (amending License Agreement dated June 25, 1998)	8-K/A	07/03/02	10.88
10.20	Amendment No. 1 to License Agreement dated May 14, 2002, between Aeolus Pharmaceuticals, Inc. and National Jewish Medical and Research Center (amending License Agreement dated November 17, 2000)	8-K/A	07/03/02	10.89
10.21*	Subaward Agreement, dated March 16, 2011, by and between the Company and the Office of Research and Development of the University of Maryland, Baltimore	10-Q	05/16/11	10.4
10.22	Letter dated May 17, 2004 from Elan International Services, Limited and Elan Pharma International Limited to Incara Pharmaceuticals Corporation	10-Q	08/11/04	10.106
10.23+	Aeolus Pharmaceuticals, Inc. 1994 Stock Option Plan, as amended	10-Q	08/11/04	10.109

Incorporated by Reference To
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
10.24+	Aeolus Pharmaceuticals, Inc. Amended and Restated 2004 Stock Incentive Plan	S-8	04/28/11	99.1
10.25+	Amended and Restated Employment Agreement dated July 30, 2010 between Aeolus Pharmaceuticals, Inc. and John L. McManus	8-K	08/02/10	10.4
10.26+	Letter Agreement dated July 10, 2006 between Aeolus Pharmaceuticals, Inc. and McManus & Company, Inc.	8-K	07/10/06	10.2
10.27+	Form of Indemnity Agreement	10-K	12/27/11	10.27
10.28	Terms of Outside Director Compensation	10-K	12/17/04	10.114
10.29+	Form of Incentive Stock Option Agreement	10-Q	02/08/05	10.115
10.30+	Form of Nonqualified Stock Option Agreement	10-Q	02/08/05	10.116
10.31	Subscription Agreement dated June 5, 2006 by and between the Company and the investors whose names appear on the signature pages thereof.	8-K	06/06/06	10.1
10.32	Board Observer Letter dated June 5, 2006 by and among the Company and Efficacy Biotech Master Fund Ltd.	8-K	06/06/06	10.6
10.33+	Consulting Agreement, dated December 1, 2010, between Aeolus Pharmaceuticals, Inc. and Brian J. Day	8-K	12/03/10	10.1
10.34*	Sponsored Research Agreement (Non-Clinical), dated April 12, 2011, by and between the Company and Duke University	10-Q	05/16/11	10.5
10.35	Securities Purchase Agreement dated August 11, 2010 by and among Aeolus Pharmaceuticals, Inc. and the investors listed therein	8-K	8/12/10	10.1
10.36	Form of Warrant pursuant to Securities Purchase Agreement dated August 11, 2010 by and among Aeolus Pharmaceuticals, Inc. and the investors listed therein	8-K	8/12/10	10.2
10.37	Convertible Promissory Note dated February 7, 2007 issued by Aeolus Pharmaceuticals, Inc. to Elan Pharma International Ltd.	S-1	06/04/07	10.43
10.38	Amendment No. 1 To Convertible Promissory Note dated February 7, 2009 by and between Aeolus Pharmaceuticals, Inc. and Elan Pharma International Limited	8-K	3/16/09	10.1
10.39+	Form of Restricted Share Award Agreement	S-8 POS	3/31/08	99.2
10.40	Securities Purchase and Exchange Agreement dated October 6, 2009 by and among the Company and the investors whose names appear on the signature pages thereof	8-K	10/06/09	10.1
10.41	Amendment Agreement to the Securities Purchase and Exchange Agreement, dated December 24, 2009, by and among the Company and the investors whose names appear on the signature pages thereof	8-K	12/28/09	10.1
10.42+	Offer Letter, dated September 1, 2010 between the Company and Russell Skibsted	8-K	02/16/11	10.1
10.43*	Contract No. HHSO100201100007C, dated February 11, 2011, by and between the Company and the U.S. Department of Health and Human Services Biomedical Advanced Research and Development Authority	10-Q	05/16/11	10.1

Incorporated by Reference To
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
10.44*	Research and Manufacturing Agreement, dated February 18, 2011 (the “JMPS Agreement”), by and between the Company and Johnson Matthey Pharmaceutical Materials, Inc. (d/b/a Johnson Matthey Pharma Services).	10-Q	05/16/11	10.2
10.45*	Appendix 2 to the JMPS Agreement, dated February 18, 2011	10-Q	8/14/12	10.4
10.46*	Appendix 3 to the JMPS Agreement, dated April 30, 2012	10-Q	8/14/12	10.5
10.47*	Appendix 4 to the JMPS Agreement, dated April 30, 2012	10-Q	8/14/12	10.6
10.48*	Appendix 5 to the JMPS Agreement, dated April 30, 2012	10-Q	8/14/12	10.7
10.49*	Appendix 6 to the JMPS Agreement, dated April 30, 2012	10-Q	8/14/12	10.8
10.50*	General Management Consulting Assignment, dated February 23, 2011, by and between the Company and Booz Allen Hamilton Inc.	10-Q	05/16/11	10.3
10.51	Form of Securities Purchase Agreement by and among the Company and the investors whose names appear on the signature pages thereof	8-K	4/5/12	10.1
10.52	Form of Registration Rights Agreement by and among the Company and the investors party thereto	8-K	4/5/12	10.2
10.53	Form of Warrant issued to investors in March and April 2012	8-K	4/5/12	10.3
21.1	List of Subsidiaries	10-K	12/31/12	21.1
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm				X
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)				X
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a)				X
32.1	Certification by the Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS†	XBRL Instance Document				X
101.SCH†	XBRL Taxonomy Extension Schema Document				X
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document				X

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

Date:  May 14, 2013