Form 10-Q
period 2013-03-31
AEOLUS PHARMACEUTICALS, INC.
filed 2013-05-15
CIK 1261734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013.

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

Large accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)

Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, par value $.01 per share	Outstanding as of April 22, 2013 134,550,068 shares

AEOLUS PHARMACEUTICALS, INC.
FORM 10-Q
For the Quarter Ended March 31, 2013
Table of Contents

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

AEOLUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	March 31, 2013	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,926	$281
Accounts receivable	1,620	882
Deferred subcontractor cost	1,005	—
Prepaids and other current assets	92	61
Total current assets	4,643	1,224
Investment in CPEC LLC	32	32
Total assets	$4,675	$1,256

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$2,023	$2,272
Deferred revenue	1,046	—
Total current liabilities	3,069	2,272
Warrant liability	—	19,319
Total liabilities	3,069	21,591
Commitments and Contingencies (Note G)
Stockholders’ equity (deficit):
Preferred stock, $.01 par value per share, 10,000,000 shares authorized:
Series B nonredeemable convertible preferred stock, 1,600,000 and 1,600,000 shares authorized as of March 31, 2013 and September 30, 2012, respectively; 526,080 and 526,080 shares issued and outstanding as of March 31, 2013 and September 30, 2012, respectively	5	5
Common stock, $.01 par value per share, 200,000,000 shares authorized; 134,550,068 and 62,731,963 shares issued and outstanding as of March 31, 2013 and September 30, 2012, respectively	1,346	627
Additional paid-in capital	182,724	159,747
Accumulated deficit	(182,469)	(180,714)
Total stockholders’ equity (deficit)	1,606	(20,335)
Total liabilities and stockholders’ equity (deficit)	$4,675	$1,256

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Revenue:
Contract Revenue	$859	$2,231	$2,201	$4,446
Costs and expenses:
Research and development	618	1,927	1,787	3,998
General and administrative	1,003	865	1,659	1,720
Total costs and expenses	1,621	2,792	3,446	5,718
Loss from operations	(762)	(561)	(1,245)	(1,272)
Non-cash financing charges and change in fair value of warrants (Notes D, E and F)	(5,020)	3,324	(510)	7,012
Net income (loss)	$(5,782)	$2,763	$(1,755)	$5,740
Net income (loss) per weighted share attributable to common stockholders:
Basic (Note G)	$(0.06)	$0.02	$(0.03)	$0.05
Diluted (Note G)	$(0.06)	$0.00	$(0.03)	$(0.01)
Weighted average common shares outstanding:
Basic	94,425	60,490	69,664	60,480
Diluted	94,425	71,858	69,664	76,334

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(1,755)	$5,740
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	309	347
Change in fair value of warrants	510	(7,012)
Change in assets and liabilities:
Accounts receivable	(738)	(803)
Deferred subcontractor cost	(1,005)	—
Prepaid and other assets	(31)	(17)
Accounts payable and accrued expenses	(249)	1,232
Deferred revenue	1,046	—
Net cash used in operating activities	(1,913)	(513)
Cash flows provided by financing activities:
Proceeds from issuance of common stock and warrants	3,616	400
Costs related to the issuance of common stock and warrants	(58)	(15)
Net cash provided by financing activities	3,558	385
Net decrease in cash and cash equivalents	1,645	(128)
Cash and cash equivalents at beginning of period	281	518
Cash and cash equivalents at end of period	$1,926	$390

Supplemental disclosure of non-cash financing activities:
Common stock issued for short-term receivable	$—	$130

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

Business

Aeolus is a biopharmaceutical company developing a platform of a new class of broad-spectrum, catalytic antioxidant compounds that protect healthy tissue from the damaging effects of radiation. Its first compound, AEOL 10150, is being developed for oncology indications, where it is used in combination with radiation and chemotherapy. Aeolus is also developing AEOL 10150 as a medical countermeasure against the pulmonary effects of radiation exposure under a contract (“BARDA Contract”) valued at up to $118.4 million with the Biomedical Advanced Research and Development Authority (“BARDA”), a division of the Department of Health and Human Services (“HHS”).  Aeolus is in its third year under the BARDA Contract.  Additionally, Aeolus receives development support from the National Institutes of Health (“NIH”) for development of the compound as a medical countermeasure against radiation and chemical exposure. Aeolus’ strategy is to leverage the substantial investment in toxicology, manufacturing, and preclinical and clinical studies made by U.S. government agencies in AEOL 10150, including the BARDA Contract, to efficiently develop the compound for use in oncology. Additionally, Aeolus receives development support from the NIH for development of the compound as a medical countermeasure against radiation and chemical exposure.

Basis of Presentation

All significant intercompany activity has been eliminated in the preparation of the condensed consolidated financial statements. The unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Some information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. The condensed balance sheet at September 30, 2012 was derived from the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended September 30, 2012, filed with the Securities and Exchange Commission (the “SEC”) on May 14, 2013. As disclosed in the Company’s Current Report on Form 8-K filed with the SEC on February 19, 2013, in connection with the preparation of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, the Company determined that its basic and diluted net income (loss) per share calculations should have been prepared using the “two-class method.” Under the two-class method, securities that participate in dividends are considered “participating securities.” The Company’s preferred shares, preferred warrants and most of its common stock warrants are considered “participating securities” because they include non-forfeitable rights to dividends. Additionally, the Company determined that the diluted net income (loss) per share calculations did not include the net income effect of changes in fair value related to dilutive, liability classified warrants.  On February 12, 2013, the Audit Committee of the Company’s Board of Directors concluded, based on the recommendation of management, that the consolidated statements of operations for the fiscal years ended September 30, 2012 and 2011, and the consolidated statements of operations for the quarterly periods in the years ended September 30, 2012 and 2011, should no longer be relied upon because of the incorrect calculation of earnings per share. The Company’s management and the Audit Committee discussed the matters relating to the restatements with Grant Thornton LLP, the Company’s independent registered public accountants.  On May 14, 2013, the Company filed an amendment to its Annual Report on Form 10-K for the year ended September 30, 2012 to reflect the revisions set forth above, and also reflected these revisions in the financial statements included in the Company’s Post-Effective Amendment No. 1 to Form S-1 (Registration No. 333-181409) that was filed with the SEC on February 19, 2013. The unaudited condensed consolidated financial statements included herein should thereforebe read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K/A and in the Company’s other SEC filings. Results for the interim period are not necessarily indicative of the results for any other period.

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

Cash and Cash Equivalents

The Company invests available cash in short-term bank deposits. Cash and cash equivalents include investments with maturities of three months or less at the date of purchase. The carrying value of cash and cash equivalents approximate their fair market value at March 31, 2013 and 2012 due to their short-term nature.

Significant customer and accounts receivable

For the six months ended March 31, 2013 and 2012, the Company’s primary customer was BARDA. For the six months ended March 31, 2013 and 2012, revenues from BARDA comprised 100% of total revenues. As of March 31, 2013 and 2012, the Company’s receivable balances were comprised 100% from this customer. Unbilled accounts receivable, included in accounts receivable, totaling $418,000 and $882,000 as of March 31, 2013 and September 30, 2012, respectively, relate to work that has been performed, though invoicing has not yet occurred. All of the unbilled receivables are expected to be billed and collected within the next 12 months. Accounts receivable are stated at invoice amounts and consist primarily of amounts due from BARDA. If necessary, the Company records a provision for doubtful receivables to allow for any amounts which may be unrecoverable. This provision is based upon an analysis of the Company’s prior collection experience, customer creditworthiness and current economic trends. As of March 31, 2013 and September 30, 2012, an allowance for doubtful accounts was not recorded as the collection history from the Company’s customers indicated that collection was probable.

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

Fair Value of Financial Instruments

The carrying amounts of the Company's short-term financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their fair values due to their short maturities.

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

The warrant liability is measured at fair market value on a recurring basis as of March 31, 2013 and September 31, 2012 and is summarized below (in thousands):

Fair value at March 31, 2013			Fair value at September 30, 2012
Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
$—	$—	$—	$—	$—	$19,319

The following table summarizes as of March 31, 2013 the warrant activity subject to Level 3 inputs which are measured on a recurring basis:

Fair value measurements of warrants using significant unobservable inputs (Level 3)
Balance at September 30, 2012	$19,319
Change in fair value of warrant liability	(1,574)
Warrant repricing modification charge	2,084
Exercised	(19,829)
Balance at March 31, 2013	$—

Research and Development

Research and development costs are expensed in the period incurred.

Leases

The Company leases office space and office equipment under month to month operating lease agreements. For the six months ended March 31, 2013 and 2012, total rent expense was approximately $20,000 and $16,000, respectively.

Income Taxes

 The Company recognizes liabilities or assets for the deferred tax consequences of temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. A valuation allowance is established when management determines that it is more likely than not that all or a portion of a deferred tax asset will not be realized. Management evaluates the Company’s ability to realize its net deferred tax assets on a quarterly basis and valuation allowances are provided, as necessary. During this evaluation, management reviews its forecasts of income in conjunction with other positive and negative evidence surrounding the Company’s ability to realize its deferred tax assets to determine if a valuation allowance is required. Adjustments to the valuation allowance will increase or decrease the Company’s income tax provision or benefit. Management also applies the relevant guidance to determine the amount of income tax expense or benefit to be allocated among continuing operations, discontinued operations, and items charged or credited directly to stockholders’ equity (deficit).

A tax position must meet a minimum probability threshold before a financial statement benefit is recognized. The minimum threshold is a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation process, based on the technical merits of the position. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

Net Income (Loss) Per Common Share

The Company computes net income attributable to common stockholders using the two-class method required for participating securities. Under the two-class method, securities that participate in dividends, such as the Company’s outstanding preferred shares, preferred warrants, and most common stock warrants, are considered “participating securities.” The Company's preferred shares, preferred warrants and common stock warrants are considered “participating securities” because they include non-forfeitable rights to dividends.

In applying the two-class method, (i) basic net income (loss) per share is computed by dividing net income (less any dividends paid on participating securities) by the weighted average number of shares of common stock and participating securities outstanding for the period and (ii) diluted earnings per share may include the additional effect of other securities, if dilutive, in which case the dilutive effect of such securities is calculated using the treasury stock method. The Company may have other securities with a dilutive effect outstanding, so the Company’s basic net income (loss) per share uses the two-class method and diluted net income (loss) per share uses the treasury stock method.

Accounting for Stock-Based Compensation

The Company recognizes stock based compensation expense in the statement of operations based upon the fair value of the equity award amortized over the vesting period.

Segment Reporting

The Company currently operates in one segment.

Warrant Liability

 The Company had warrants with an embedded feature that met the requirements of derivative accounting per ASC Topic 815, Derivatives and Hedging. The Company recorded these warrants at their fair value in accordance with ASC Topic 820. All the warrants subject to this accounting treatment were exercised in full on February 19, 2013 in connection with the financing. See Note D below for additional information.

Increases or decreases in fair value of the warrants were included as a component of other income (expense) in the accompanying statement of operations for the respective period. As of March 31, 2013 and 2012, the liability for warrants decreased to $0 and $19,717,000 from approximately $19,319,000 and $23,405,000 as of September 30, 2012 and 2011, respectively. The warrant liability and revaluations did not have any impact on the Company’s working capital, liquidity or business operations.

Deferred Subcontractor Cost and Deferred Revenue

 The Company has subcontracts that require advance payment prior to commencement of work under the BARDA Contract. The Company submits these advance billings from subcontractors to BARDA upon receipt. In the event that the Company has billings to BARDA in excess of earned revenue from BARDA activity, deferred revenue and accounts receivable are recorded to reflect advance billings submitted to BARDA. At the same time, the deferred subcontractor cost asset and accounts payable are  recorded to reflect the payments that are owed to the subcontractors.

B.  Liquidity

The Company had cash and cash equivalents of $1,926,000 on March 31, 2013, and $281,000 on September 30, 2012.  The increase in cash was primarily due to the net impact of cash used in operations and cash raised in financings in February 2013 and March 2013.  The Company had accounts receivable of $1,620,000 on March 31, 2013, and $882,000 on September 30, 2012, and accounts payable of $2,023,000 on March 31, 2013, and $2,272,000 on September 30, 2012.

The Company has incurred significant losses since its inception. At March 31, 2013, the Company’s accumulated deficit was $182,469,000. This raises substantial doubt about Aeolus’ ability to continue as a going concern, which will be dependent on the Company’s ability to generate sufficient cash flows to meet the Company’s obligations on a timely basis, obtain additional financing and, ultimately, achieve operating profits through product sales or BARDA procurements. The Company intends to explore strategic and financial alternatives, which may include a merger or acquisition with or by another company, the sale of shares of stock and/or convertible debentures, the establishment of new collaborations for current research programs that include initial cash payments and on-going research support and the out-licensing of the Company’s compounds for development by a third party. The Company believes that without additional investment capital it will not have sufficient cash to fund its activities in the near future, and will not be able to continue operating. As such, the Company’s continuation as a going concern is dependent upon its ability to raise additional financing. If the Company is unable to obtain additional financing to fund operations, it will need to eliminate some or all of its activities, merge with another company, sell some or all of its assets to another company, or cease operations entirely. There can be no assurance that the Company will be able to obtain additional financing on acceptable terms or at all, or that the Company will be able to merge with another Company or sell any or all of its assets.

In its audit opinion issued in connection with the Company’s consolidated balance sheets as of September 30, 2012 and 2011 and the Company’s consolidated statements of operations, stockholder’s equity and cash flows for the years ended September 30, 2012 and 2011, the Company’s independent registered public accounting firm expressed substantial doubt about the Company’s ability to continue as a going concern given the Company’s recurring net losses, negative cash flows from operations and working capital. The Company recently completed a financing (see Note D below) that provided additional cash to the Company, after expenses, in the amount of approximately $3,558,000. The Company’s ability to continue as a going concern will be dependent on the Company’s ability to generate sufficient cash flows to meet the Company’s obligations on a timely basis, obtain additional financing and, ultimately, achieve operating profits through product sales or BARDA procurements. There can be no assurance that the Company will be able to obtain additional financing on acceptable terms or at all, or that the Company will be able to achieve operating profits.

C.  Warrant Liability

Increases or decreases in fair value of the warrants are included as a component of other income (expenses) in the accompanying statement of operations for the respective period. As of March 31, 2013, the aggregate liability for warrants decreased to $0, resulting in a loss to the statements of operations for the three and six months ended March 31, 2013 of $5,020,000 and $510,000, respectively. The warrant liability and revaluations have not had any impact on the Company’s working capital, liquidity or business operations due to the non-cash nature of the liability. The Company previously had warrants with an embedded feature that met the requirements of derivative accounting per ASC Topic 815, Derivatives and Hedging. The Company recorded these warrants at their fair value in accordance with ASC Topic 820 and was required to revalue its liability for these warrants on a quarterly basis. All the warrants subject to this accounting treatment were exercised in full on February 19, 2013 in connection with the financing. See Note D below for additional information.

D.  Stockholders’ Equity (Deficit)

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

As of March 31, 2013 and September 30, 2012, 526,080 shares of Series B Stock were outstanding, all of which were held by Elan. Each share of Series B Stock was convertible into one share of common stock as of March 31, 2013.

There were no shares of Series A Convertible Preferred Stock issued or outstanding as of March 31, 2013.

Common Stock

February/March 2013 Financing

On February 19, 2013 and March 4, 2013, the Company entered into Securities Purchase Agreements (the “Purchase Agreements”) with certain accredited investors (the “Purchasers”). Under the terms of the agreements, the Company received $3,616,000 in gross proceeds in exchange for the issuance of an aggregate of approximately 14,462,000 units (the “Units”), consisting of 14,462,000 shares of common stock and 14,462,000 warrants, at a purchase price of $0.25 per unit. Each Unit consists of (i) one share of common stock (the “Common Shares”) and (ii) a five year warrant to purchase one share of the Company’s common stock (the “Warrants”). The Warrants have an initial exercise price of $0.25 per share.

On February 19, 2013, the Company received $3,225,000 in gross proceeds in exchange for the issuance of an aggregate of 12,900,000 Units, which consisted of 12,900,000 shares of common stock and 12,900,000 warrants.

On March 4, 2013, the Company received $390,000 in gross proceeds in exchange for the issuance of an aggregate of approximately 1,562,000 Units, which consisted of 1,562,000 shares of common stock and 1,562,000 warrants.

Net cash proceeds from the February/March 2013 Financing, after deducting for expenses, were approximately $3,558,000. The Company also incurred non-cash expenses in the form of 365,000 warrants issued to consultants, at similar terms as the financing Warrants, for services provided. The Company issued a total of 14,827,000 warrants as of March 31, 2013 in connection with the February/March 2013 Financing.

The fair value of the February/March 2013 Financing warrants was estimated to be $4,791,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 154.84%, risk free interest rate of 0.87% and an expected life of five years. The proceeds from the February/March 2013 Financing were allocated based upon the relative fair values of the February/March 2013 Financing Warrants and the February/March 2013 Common Shares.

The February/March 2013 Financing contains a registration rights agreement with an arrangement for liquidated damages in the event of a failure to file with the SEC a registration statement covering the February/March 2013 Financing Units. The Company has until May 16, 2013 to file the registration statement. In the event the registration statement is not timely filed, the Company will be required to make a cash payment of 0.5% of the aggregate amount invested to the Purchasers of the February/March 2013  Financing Units. The 0.5% payment equaling $18,000 would be due after each 30 day period following the closing date for a maximum of 6 months. The maximum liability would be $108,000.  As of March 31, 2013, no liability was recorded as the Company expects to timely file the registration statement.

Modification to rights of Security Holders

Effective February 19, 2013, the Company and each of Xmark JV Investment Partners, LLC, Xmark Opportunity Fund, Ltd. and Xmark Opportunity Fund, L.P. (collectively, the “Xmark Entities”) entered into a Warrant Repricing, Exercise and Lockup Agreement (the “Xmark Warrant Agreement”) pursuant to which the Company agreed to reduce the exercise price of outstanding warrants to purchase an aggregate of up to 59,149,999 shares of Common Stock held by the Xmark Entities (the “Xmark Warrants”) to $0.01 per share. In consideration for the reduction of the exercise price of the Xmark Warrants, each of the Xmark Entities agreed to immediately exercise all of the Xmark Warrants by cashless exercise. The Xmark Warrant Agreement also provides that the Xmark Entities will not transfer the shares issuable upon exercise of the Xmark Warrants (the “Xmark Warrant Shares”) until the Company either (i) declares a cash dividend on its common stock or otherwise makes a cash distribution or (ii) effects a Change of Control, subject in each case to the terms of the Xmark Warrant Agreement.

Modifying the exercise price of the warrants to a fixed amount of $0.01 eliminated the requirement for warrant liability accounting treatment and resulted in a charge of $2,084,000, as described under “Warrant Liability” in Note A above.

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

Warrants

As of March 31, 2013, warrants to purchase an aggregate of 17,879,627 shares of common stock were outstanding with a weighted average exercise price of $0.29 per share. Details of the warrants for common stock outstanding at March 31, 2013 are as follows:

Number of Shares	Exercise Price	Expiration Date
100,000	$0.50	May 2014
100,000	$1.00	May 2014
100,000	$1.50	May 2014
125,000	$0.65	June 2014
125,000	$1.00	June 2014
20,000	$0.39	September 2014
15,000	$0.50	September 2014
15,000	$0.60	September 2014
50,000	$0.38	April 2015
50,000	$0.50	May 2016
50,000	$0.50	July 2016
50,000	$1.00	July 2016
50,000	$1.50	July 2016
50,000	$2.00	July 2016
50,000	$2.50	July 2016
1,337,627	$0.40	March 2017
325,000	$0.40	April 2017
300,000	$0.258	June 2017
140,000	$0.35	October 2017
13,085,000	$0.25	February 2018
1,742,000	$0.25	March 2018
17,879,627	$0.29

As of March 31, 2013, one warrant to purchase an aggregate of 896,037 shares of preferred stock was outstanding. The warrant has an exercise price of $0.01 per share and expires in February 2016.

Below is a summary of warrant activity (“common and preferred”) for the six months ended March 31, 2013:
		Weighted Average
	Number of Shares	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at 9/30/2012	62,993,663	$0.30	4.2	$5,344,623
Granted	14,932,000	$0.25	4.89	$1,039,373
Exercised	(59,149,999)	$0.01	3.75	$19,519,500
Expired or Canceled	-	$-	-	$-
Forfeited	-	$-	-	$-
Vested	-	$-	-	$-
Outstanding at 3/31/2013	18,775,664	$0.29	4.55	$1,335,864

Below is a summary of warrant activity (“common and preferred”) for the six months ended March 31, 2012:
		Weighted Average
	Number of Shares	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at 9/30/2011	61,936,036	$0.30	5.13	$8,257,575
Granted	1,337,627	$0.40	5.00	$-
Exercised	-	$-	-	$-
Expired or Canceled	-	$-	-	$-
Forfeited	-	$-	-	$-
Vested	-	$-	-	$-
Outstanding at 3/31/2012	63,273,663	$0.30	4.64	$1,672,831

E.	Stock-Based Compensation

Below is a summary of stock option activity for the six months ended March 31, 2013:
		Weighted Average
	Number of Shares	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at 9/30/2012	9,473,661	$0.70	5.81	$153,850
Granted	2,745,000	$0.39	9.92	$901
Exercised	-	$-	-	$-
Expired or Canceled	72,744	$0.85	-	$-
Forfeited	-	$-	-	$-
Vested (RSAs)	-	$-	-	$-
Outstanding at 3/31/2013	12,145,917	$0.63	6.38	$45,084

For the six months ended March 31, 2013, all stock options were granted with an exercise price at or above the fair market value of the Company’s common stock on the date of grant.

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

The details of stock options for the six months ended March 31, 2013 were as follows:

	Options Outstanding			Options Exercisable
			Weighted			Weighted
	Number	Weighted	Average	Number	Weighted	Average
Range of	Outstanding at	Average	Remaining	Exercisable at	Average	Remaining
Exercise	March 31,	Exercise	Contractual	December 31,	Exercise	Contractual
Prices	2013	Price	Life (in years)	2012	Price	Life (in years)
$0.23-$0.30	1,612,500	$0.29	6.81	1,491,670	$0.30	6.60
$0.31-$0.40	6,501,500	$0.39	8.32	3,796,817	$0.38	7.19
$0.41-$0.50	177,000	$0.46	6.25	177,000	$0.46	6.25
$0.51-$0.60	963,750	$0.59	6.14	963,750	$0.59	6.14
$0.61-$0.70	66,500	$0.68	3.38	66,500	$0.68	3.38
$0.71-$0.80	382,250	$0.75	4.17	382,250	$0.75	4.17
$0.81-$0.90	697,091	$0.88	3.51	697,091	$0.88	3.51
$0.91-$1.00	44,500	$0.94	2.49	44,500	$0.94	2.49
$1.01-$1.50	1,337,519	$1.48	0.43	1,337,519	$1.48	0.43
$1.51-$5.00	363,307	$2.77	1.26	363,307	$2.77	1.26

Stock-based compensation expense recognized in the statement of operations is as follows (in thousands):

	For the three months ended March 31,		For the six months ended March 31,
	2013	2012	2013	2012
Research and Development Expenses	$5	$-	$9	$7
General and Administrative Expenses	232	148	300	340
	$237	$148	$309	$347

The total unrecognized compensation expense for outstanding and unvested stock options for the six months ended March 31, 2013 was $942,000. The weighted average remaining recognition period for the total deferred compensation expense is approximately nine months. The fair value of the options associated with the above compensation expense was determined at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the six months ended March 31,
	2013	2012
Dividend yield	0%	0%
Expected volatility	154.6%	151%
Risk-free interest rate	0.86%	1.08%
Expected term	5.27 years	5.06 years

F.  Net Income (Loss) Per Common Share

	For the three months		For the six months
	ended March 31,		ended March 31,
	2013	2012	2013	2012
	(in thousands, except per share data)
Numerator:
Net income (loss)	$(5,782)	$2,763	$(1,755)	$5,740
Less net income (loss) attributable to participating securities	-	1,382	-	(2,851)
Net income (loss) attributable to common stockholders – basic	$(5,782)	$1,381	$(1,755)	$2,889

Net income (loss)	$(5,782)	$2,763	$(1,755)	$5,740
Less gain (loss) on warrant liability for participating
common warrants	-	3,046	-	6,868
Net loss attributable to common stockholders – diluted	$(5,782)	$(283)	$(1,755)	$(1,127)

Denominator:
Weighted-average shares used in computing net income per
share attributable to common stockholders – basic	94,425	60,490	69,664	61,359
Effect of potentially dilutive securities:
Common stock warrants	-	10,494	-	14,743
Convertible preferred warrants**	-	-	-	-
Convertible preferred stock**	-	-	-	-
Common stock options**	-	-	-	-
Non-participating common stock warrants**	-	-	-	-
Weighted-average shares used in computing net income
(loss) per share attributable to common stockholders - diluted	94,425	70,984	69,664	76,102
Basic net income per common share	$(0.06)	$0.02	$(0.03)	$0.05
Diluted net income (loss) per common share	$(0.06)	$0.00	$(0.03)	$(0.01)
* Prior period amounts have been restated, see note G below.
** Amounts do not apply due to net loss per treasury method

Diluted weighted average common shares excluded incremental shares of approximately 6,261,000 and 5,069,000, respectively, for the three and six months ended March 31, 2013, due to their anti-dilutive effect. Diluted weighted average common shares excluded incremental shares of approximately 62,534,000 and 58,285,000, respectively, for the three and six months ended March 31, 2012, due to their anti-dilutive effect.

G.  Restated Net Income (Loss) Per Common Share

As referenced in note A “Basis of Presentation”, the Company identified an error in the calculation of net income (loss) per common share since the filing of the 10-K on December 31, 2012. All references or presentations of net income (loss) per common share have been restated from the original filing of the 10-Q on May 4, 2012.

Basic net income (loss) per share

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

Our previous basic income (loss) per share calculation was as follows:

	Period ended March 31, 2012
	Three months ended	Six months ended
Numerator:
Net income	$2,763	$5,740

Denominator:
Weighted-average number of shares – basic	60,490	60,480

Net income (loss) per share – basic	$0.05	$0.10

Our restated basic income (loss) per share calculation is as follows:

	Period ended March 31, 2012
	Three months ended		Six months ended
Net income		$2,763		$5,740

	Weighted-average		Weighted-average
	Number of	Net	Number of	Net
Common stock and participating shares	shares	income	shares	income
Common stock	60,490	$1,381	60,480	$2,868
Participating common stock warrants	59,150	$1,350	59,150	$2,805
Participating series B preferred stock	526	$12	526	$25
Participating series B preferred warrants	896	$20	896	$42
	121,062	$2,763	121,052	$5,740
Numerator:
Weighted-average net income (loss)		$1,381		$2,868
Denominator:
Weighted-average number of basic shares	60,490		60,480
Basic net income (loss) per share		$0.02		$0.05

Diluted net income (loss) per share

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

Our previous diluted income (loss) per share calculation was as follows:

	Period ended March 31, 2012
	Three months ended	Six months ended
Numerator:
Net income	$2,763	$5,740

Denominator:
Weighted-average number of shares – basic	60,490	60,480
Dilutive securities – equity awards	11,204	36,864
Weighted-average number of shares – diluted	71,694	97,344

Net income (loss) per share – diluted	$0.04	$0.08

Our restated diluted income (loss) per share calculation is as follows:

	Period ended March 31, 2012
	Three months ended			Six months ended
Net income		$2,763			$5,740
Less gain (loss) on warrant liability:
Participating common warrants		3,046			6,867
Undistributed net income (loss)		$(283)			$(1,127)

Common stock and common stock equivalents in order of dilutive effect	Outstanding	Incremental Dilutive shares *	Diluted shares	Outstanding	Incremental Dilutive shares *	Diluted shares
Common stock	60,490		60,490	60,480		60,480
Participating common warrants	59,150	10,494	10,494	59,150	14,743	14,743
Participating preferred warrants**	896	870	-	896	872	-
Series B preferred shares**	526	526	-	526	526	-
Common stock options**	9,228	184	-	9,228	349	-
Non-participating common stock warrants**	3,228	163	-	3,228	235	-
			70,984			75,223
Numerator:
Weighted-average net income (loss)		$(283)			$(1,127)
Denominator:
Weighted-average number of basic shares		70,984			75,223
Diluted net income (loss) per share		$0.00			$(0.01)

* Treasury method applied

** Excluded as the effect is anti-dilutive

H.  Commitments

The Company acquires assets still in development and enters into research and development arrangements with third parties that often require milestone and royalty payments to the third party contingent upon the occurrence of certain future events linked to the success of the asset in development. Milestone payments may be required, contingent upon the successful achievement of an important point in the development life-cycle of the pharmaceutical product (e.g., approval of the product for marketing by a regulatory agency). If required by the arrangement, the Company may have to make royalty payments based upon a percentage of the sales of the pharmaceutical product in the event that regulatory approval for marketing is obtained. Because of the contingent nature of these payments, they are not included in the table of contractual obligations. No milestones have been met, nor have any payments been paid, as of March 31, 2013.

The Company is also obligated to pay patent filing, prosecution, maintenance and defense costs, if any, for the intellectual property it has licensed from National Jewish Health, National Jewish Medical and Research Center and Duke University.

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

I.  Subsequent Events

The Company has evaluated subsequent events through the issuance of these condensed consolidated financial statements and determined that no material subsequent events have occurred.

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

Our lead compound, AEOL 10150, is a metalloporphyrin specifically designed to neutralize reactive oxygen and nitrogen species. The neutralization of these species reduces oxidative stress, inflammation, and subsequent tissue damage-signaling cascades resulting from radiation exposure. We are developing AEOL 10150 in both oncology and as a medical countermeasure for high-dose radiation exposure.

We are developing AEOL 10150 as a medical countermeasure against the pulmonary effects of radiation exposure (“Lung-ARS”) under a contract valued at up to $118.4 million with the Biomedical Advanced Research and Development Authority (“BARDA”), a division of the Department of Health and Human Services.  Additionally, we receive development support from the National Institutes of Health for development of the compound as a medical countermeasure against radiation and chemical exposure.

On February 11, 2011, we signed an agreement with BARDA for the development of AEOL 10150 as a medical countermeasure against the pulmonary sub-syndrome of acute radiation syndrome (the “BARDA Contract”), pursuant to which we will receive $10.4 million from BARDA in the base period of performance and up to an additional $108 million in options exercisable over four years following the base period of performance, if the options are exercised by BARDA for a contract value of up to $118.4 million. On April 16, 2012, we announced that BARDA had exercised two contract options worth approximately $9.1 million.  The bulk of the options are for the period of performance beginning April 1, 2012 and ending September 30, 2013.

We are leveraging the significant investment made by U.S. government agencies to develop this novel compound for use in oncology indications, where it would be used in combination with radiation and chemotherapy. Data have been published showing that AEOL 10150 not only does not interfere with the therapeutic benefit of radiation therapy in prostate and lung cancer preclinical studies, but also helps increase tumor control when used in combination with radiation and chemotherapy. Oxidative stress is a more potent stabilizer of the pro-angiogenic transcription factor, HIF-1a, than hypoxia (Dewhirst et al., Cycling hypoxia and free radicals regulate angiogenesis and radiotherapy response, Nature Reviews, Volume 8, June 2008). By reducing oxidative stress, AEOL10150 suppresses HIF-1a stabilization, thereby improving tumor vascularization and tissue oxygenation. Poorly perfused/oxygenated tumor tissue is resistant to radiation as oxygen is required for radiation-induced cell kill. Thus, by improving tumor oxygenation, AEOL10150 improves impact of radiation on tumors.  Radiotherapy is a key therapy in non-small cell lung cancer. It is the treatment of choice for patients with unresectable Stage I-II disease, and is recommended, in combination with chemotherapy, for patients with unresectable stage IIIB disease (Pipeline Insight: Cancer Overview – Lung, Brain, Head and Neck, Thyroid; Datamonitor 2008, 37.).

NIAID’s Radiation/Nuclear Medical Countermeasures development program is currently testing AEOL 10150 as a countermeasure for GI-ARS caused by exposure to high levels of radiation due to a radiological or nuclear event. Similarly, the NIH’s Countermeasures Against Chemical Threats (“CounterACT”) program has tested, and continues to test, AEOL 10150 as a medical countermeasure for exposure to chemical vesicants such as chlorine gas, phosgene gas and mustard gas for exposure to nerve agents.

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

 We have an active Investigational New Drug Application (“IND”) on file with the U.S. Food and Drug Administration (the “FDA”) for AEOL 10150 as a potential treatment for amyotrophic lateral sclerosis (“ALS”). We plan to file an IND for cancer with the oncology division of the FDA as well as with the Division of Medical Imaging Products for Lung-ARS. Extensive toxicology and pharmacology packages are already in place. We have already completed two Phase 1 safety studies in 50 humans demonstrating the drug to be safe and well tolerated. Chemistry, Manufacturing, and Controls work has been completed, and pilot lots have been prepared. At the current time, we have no plans to conduct further clinical trials in ALS.

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

BARDA Contract

On February 11, 2011, we signed the BARDA Contract. Pursuant to the BARDA Contract, we were awarded approximately $10.4 million in the base period of the contract. On April 16, 2012, we announced that BARDA had exercised two options under the BARDA Contract worth approximately $9.1 million, bringing the total exercised contract value to date to approximately $19.5 million. We may receive up to an additional $98.9 million in options exercisable over the years following the base period. If all of the options are exercised by BARDA, the total value of the contract would be approximately $118.4 million. Once the EUA is filed, it would be possible for BARDA to begin procuring AEOL 10150 for the strategic national stockpile. Procurements from BARDA may result in significant revenues, and profitability, for Aeolus

We recognized approximately $859,000 and $2,201,000 during the three and six months ended March 31, 2013 related to the BARDA Contract.

Activities conducted during the base period and options exercised by BARDA to date included developing animal models with radiation survival curve studies, dosing studies, bulk drug manufacturing, final drug product manufacturing, validation testing, compliance studies and preparation of the filing of IND, an orphan drug status application and a fast track designation application with the FDA.  In the event BARDA exercises additional options to provide additional funding under the BARDA Contract, activities to be conducted would include, among other things, bulk drug and final drug product manufacturing, stability studies, animal pivotal efficacy studies, human clinical safety studies and Phase I, Phase II and pre-new drug application (“NDA”) meetings and applications with the FDA.

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

On April 16, 2012, we announced that BARDA had exercised two contract options worth approximately $9.1 million. BARDA’s exercise of the options was in response to the presentation of the deliverables and progress made under the contract at the meeting on February 14, 2012. Among the key items in the options BARDA exercised are animal efficacy studies, mechanism of action research and manufacturing and process validation work. All of these items build off of work successfully completed during the contract base period. The contract is designed to produce the data necessary for an approval under the FDA “Animal Rule” and for a potential EUA. An approval or EUA would allow the federal government to buy AEOL 10150 for the Strategic National Stockpile under Project Bioshield. Project Bioshield is designed to accelerate the research, development, purchase and availability of effective medical countermeasures for the Strategic National Stockpile

Since February 11, 2011, we have been actively developing AEOL 10150 under the BARDA Contract.  Among the key deliverables accomplished in the program, we hired the necessary personnel required under the contract, completed the radiation dose studies in mice and NHPs, manufactured a GMP batch for use in human safety studies and a non-GMP batch of material for use in animal efficacy studies, developed significant improvements to the process for manufacturing compound which will reduce the cost of producing the drug; made several discoveries related to the mechanism of damage of radiation and mechanism of action of AEOL 10150; met twice with the FDA to discuss our IND filing for Lung-ARS; and designed and initiated quality, reporting, risk management and project management programs required under the BARDA Contract.  We have also initiated a number of animal efficacy studies for which we expect to report data during 2013.

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

February/March 2013 Financing

On February 19, 2013 and March 4, 2013, we entered into Securities Purchase Agreements (the “Purchase Agreements”) with certain accredited investors (the “Purchasers”). Under the terms of the agreements, we received $3,616,000 in gross proceeds in exchange for the issuance of an aggregate of approximately 14,462,000 units (the “Units”), consisting of 14,462,000 shares of common stock and 14,462,000 warrants, at a purchase price of $0.25 per unit. Each Unit consists of (i) one share of common stock (the “Common Shares”) and (ii) a five year warrant to purchase one share of our common stock (the “Warrants”). The Warrants have an initial exercise price of $0.25 per share.

On February 19, 2013, we received $3,225,000 in gross proceeds in exchange for the issuance of an aggregate of 12,900,000 Units, which consisted of 12,900,000 shares of common stock and 12,900,000 warrants.

On March 4, 2013, we received $390,000 in gross proceeds in exchange for the issuance of an aggregate of approximately 1,562,000 Units, which consisted of 1,562,000 shares of common stock and 1,562,000 warrants.

Net cash proceeds from the February/March 2013 Financing, after deducting for expenses, were approximately $3,558,000We also incurred non-cash expenses in the form of 365,000 warrants issued to consultants, at similar terms as the financing Warrants, for services provided. We issued a total of 14,827,000 warrants as of March 31, 2013 in connection with the February/March 2013 Financing.

The fair value of the February/March Financing warrants was estimated to be $4,791,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 154.84%, risk free interest rate of 0.87% and an expected life of five years. The proceeds from the February/March 2013 Financing were allocated based upon the relative fair values of the February/March 2013 Financing Warrants and the February/March 2013 Common Shares.

Results of Operations

Three months ended March 31, 2013 versus three months ended March 31, 2012

We had net loss of $5,782,000 (including a non-cash adjustment for increases in valuation of liability classified warrants of $5,020,000) and net income of $2,763,000 (including a non-cash gain for decreases in valuation of liability classified warrants of $3,324,000), and cash outflows from operations of $1,634,000 and $1,181,000 for the three months ended March 31, 2013 and March 31, 2012, respectively.

Revenue for the three months ended March 31, 2013 was $859,000, which compares to $2,231,000 in revenue for the three months ended March 31, 2012.  The decrease is primarily attributable to decreased cost of development work in progress under the BARDA Contract as of March 31, 2013 compared to March 31, 2012.

Research and Development (“R&D”) expenses decreased $1,309,000, or 68%, to $618,000 for the three months ended March 31, 2013 from $1,927,000 for the three months ended March 31, 2012. The decrease is primarily attributable to work related to the BARDA Contract.  R&D expenses for our antioxidant program have totaled $51,201,000 from inception through March 31, 2013. We currently have ten development programs in progress:  studies of AEOL 10150 as a medical countermeasure against the effects of sulfur mustard gas, phosgene gas,  chlorine gas on the lungs, against the effects of radiation on the lungs and on the gastro-intestinal tract, against the effects of nerve agents, and as a treatment for cancer, studies of AEOL 11207 and several other compounds as potential treatments for Parkinson’s disease and epilepsy, and a study of Hexyl as protectant against radiation exposure.  Because of the uncertainty of our research and development and clinical studies, we are unable to predict the total level of spending on the program or the program completion date. We expect R&D expenses during fiscal year 2013 will be similar to fiscal year 2012.

General and administrative (“G&A”) expenses increased $138,000, or 16%, to $1,003,000 for the three months ended March 31, 2013 from $865,000 for the three months ended March 31, 2012. Consulting stock expense increased by $83,000 due to additional warrants issued for consulting services associated with the financings during the three months ended March 31, 2013.

Six months ended March 31, 2013 versus six months ended March 31, 2012

We had net loss of $1,755,000 (including a non-cash adjustment for increases in valuation of liability classified warrants of $510,000) and net income of $5,740,000 (including a non-cash gain for decreases in valuation of liability classified warrants of $7,012,000), and cash outflows from operations of $1,913,000 and cash outflows from operations of $513,000 for the six months ended March 31, 2013 and March 31, 2012, respectively.

Revenue for the six months ended March 31, 2013 was $2,201,000, which compares to $4,446,000 revenue for the six months ended March 31, 2012.  The decrease is primarily attributable to a decreased cost of development work in progress under the BARDA contract as of March 31, 2013 compared to March 31, 2012.

Research and Development (“R&D”) expenses decreased $2,211,000, or 55%, to $1,787,000 for the six months ended March 31, 2013 from $3,998,000 for the six months ended March 31, 2012. The decrease is primarily attributable to a decreased cost of development work in progress under the BARDA contract as of March 31, 2013 to March 31, 2012.

General and administrative (“G&A”) expenses decreased $61,000, or 4%, to $1,659,000 for the six months ended March 31, 2013 from $1,720,000 for the six months ended March 31, 2012. The decrease is primarily due to a decrease in consulting stock expense of $39,000 and a decrease in salaries and wages of $32,000 six months ended March 31, 2013.

Liquidity and Capital Resources

We had cash and cash equivalents of $1,926,000 on March 31, 2013, and $281,000 on September 30, 2012. The increase in cash was primarily due to the net impact of cash used in operations and cash raised in the February/March 2013 Financing. We had accounts receivable of $1,620,000 on March 31, 2013, and $882,000 on September 30, 2012. We had accounts payable of $2,023,000 on March 31, 2013, and $2,272,000 on September 30, 2012. The decrease was primarily due to the payoff of accounts due after receipt of funds from the February/March 2013 Financing.

We had net loss of $1,755,000 (including a non-cash adjustment for increases in valuation of liability classified warrants of $510,000) for the six months ended March 31, 2013. We had cash outflows from operations of $1,913,000. We expect to incur additional losses and negative cash flow from operations during the remainder of fiscal year 2013 and potentially for several more years.

On February 11, 2011, we were awarded the BARDA Contract to fund the development of AEOL 10150 as a medical countermeasure for Lung-ARS from its current status to FDA approval in response to Special Instructions Amendment 4 to a Broad Agency Announcement (BAA-BARDA-09-34) for advanced research and development of medical countermeasures for chemical, biological, radiological and nuclear threats.  The contract value could be up to $118.4 million depending on options exercised by BARDA and the requirements for approval by the FDA.  Under the BARDA Contract, substantially all of the costs of the development of AEOL 10150 as a medical countermeasure for pulmonary injuries resulting from an acute exposure to radiation from a radiological/nuclear accident or attack, particularly injuries associated with ARS or Delayed Effects of Acute Radiation Exposure would be paid for by the U.S. government through BARDA funding.  We recognized $2,201,000 in revenue during the six months ended March 31, 2013 related to the BARDA Contract. The BARDA Contract includes provisions to cover some, but not all, general corporate overhead as well as a small provision for profit. The net impact of the contract on our liquidity is that our projected cash burn has been reduced. Certain costs, typically those of being a public company, like legal costs associated with being a public company, IR/PR costs and patent-related costs, are not included in overhead reimbursement in the BARDA Contract.

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

With the proceeds of the February/March 2013 Financing, our management believes that we possess sufficient working capital to fund our operations for at least the next 12 months. Our forecast of the period of time through which our financial resources will be adequate to support our operations is forward-looking information, and actual results could vary.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is presently limited to the interest rate sensitivity of our cash and cash equivalents, which is affected by changes in the general level of U.S. interest rates. However, we believe that we are not subject to any material market risk exposure and do not expect that changes in interest rates would have a material effect upon our financial position. A hypothetical 10% change in interest rates would not have a material effect on our Statements of Operations or Cash Flows for the six months ended March 31, 2013. We do not have any foreign currency or other derivative financial instruments.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q because of the material weakness discussed below.

In connection with the preparation of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, we determined that our basic and diluted net income (loss) per share calculations should have been prepared using the “two-class method.” Under the two-class method, securities that participate in dividends are considered “participating securities.” Our preferred shares, preferred warrants and most of our common stock warrants are considered “participating securities” because they include non-forfeitable rights to dividends.

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

We filed a Current Report on Form 8-K on February 19, 2013 to reflect the revisions to our Annual Report on Form 10-K for the year ended September 30, 2012 described above. On May 14, 2013, we filed an amendment to our Annual Report on Form 10-K/A for the year ended September 30, 2012 to reflect the revisions set forth above, and we also included these revisions in our post-effective amendment to registration statement on Form S-1 (File No. 333-181409) filed on February 19, 2013. We do not intend to amend our previously filed Quarterly Reports on Form 10-Q for the periods ended December 31, 2010, March 31, 2011, June 30, 2011, December 31, 2011, March 31, 2012 or June 30, 2012, or our Annual Report on Form 10-K for the year ended September 30, 2011, to reflect the revisions described above.

A material weakness is a significant deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the determination that our diluted net income (loss) per share calculations did not include the net income effect of changes in fair value related to dilutive, liability classified warrants for the fiscal years ended September 30, 2012 and 2011, and the quarterly periods included therein, management has determined that a material weakness existed as of March 31, 2013.

Management believes the material weakness is due to a deficiency in technical resources over financial reporting. As a result of the material weakness, management is evaluating mitigating controls to minimize the potential for incorrect calculations of earnings per share in our future financial statements.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1A.                   Risk Factors

As of March 31, 2013, there have not been any material changes from the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, which was filed with the SEC on December 31, 2012.

Item 6.                      Exhibits

Exhibit #		Description
10.1	(1)	Form of Securities Purchase Agreement, dated February 19, 2013
10.2	(2)	Form of Registration Rights Agreement, dated February 19, 2013
10.3	(3)	Form of Warrant, dated February 19, 2013
10.4	(4)
Warrant Repricing, Exercise and Lockup Agreement, dated February 19, 2013, by and among Aeolus Pharmaceuticals, Inc., Xmark Opportunity Fund, L.P., Xmark Opportunity Fund, Ltd. and Xmark JV Investment Partners, LLC

10.5*	(5)	Amended and Restated Employment Agreement dated March 4, 2013 between Aeolus Pharmaceuticals, Inc. and John L. McManus
10.6	(6)	Form of Securities Purchase Agreement, dated March 4, 2013
10.7	(7)	Form of Registration Rights Agreement, dated March 4, 2013
10.8	(8)	Form of Warrant, dated March 4, 2013
31.1		Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).
31.2		Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).
32.1		Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	+	XBRL Instance Document
101.SCH	+	XBRL Taxonomy Extension Schema Document
101.CAL	+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	+	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2013.
(2) Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2013.
(3) Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2013.
(4) Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2013.
(5) Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2013.
(6) Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2013.
(7) Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2013.
(8) Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2013.

*Indicates management contract or compensatory plan or arrangement.

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

Date: May 15, 2013
AEOLUS PHARMACEUTICALS, INC.

By   /s/ John L. McManus
John L. McManus
President and Chief Executive Officer
(Principal Executive Officer)

By   /s/ Russell Skibsted
Russell Skibsted
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)