Form 10-Q
period 2013-06-30
AEOLUS PHARMACEUTICALS, INC.
filed 2013-08-14
CIK 1261734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013.

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
949-481-9825 (Registrant’s Telephone Number, Including Area Code)
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

Large accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, par value $.01 per share	Outstanding as of August 4, 2013 134,550,068 shares

AEOLUS PHARMACEUTICALS, INC.
FORM 10-Q
For the Quarter Ended June 30, 2013
Table of Contents

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

AEOLUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	June 30, 2013	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$2,732	$281
Accounts receivable	343	882
Deferred subcontractor cost	935	—
Prepaid and other current assets	51	61
Total current assets	4,061	1,224
Investment in CPEC LLC	32	32
Total assets	$4,093	$1,256

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$2,026	$2,272
Deferred revenue	972	—
Total current liabilities	2,998	2,272
Warrant liability	—	19,319
Total liabilities	2,998	21,591
Commitments and Contingencies (Note H)
Stockholders’ equity (deficit):
Preferred stock, $.01 par value per share, 10,000,000 shares authorized:
Series B nonredeemable convertible preferred stock, 1,600,000 and 1,600,000 shares authorized as of June 30, 2013 and September 30, 2012, respectively; 526,080 and 526,080 shares issued and outstanding as of June 30, 2013 and September 30, 2012, respectively	5	5
Common stock, $.01 par value per share, 200,000,000 shares authorized; 134,550,068 and 62,731,963 shares issued and outstanding as of June 30, 2013 and September 30, 2012, respectively	1,346	627
Additional paid-in capital	182,999	159,747
Accumulated deficit	(183,255)	(180,714)
Total stockholders’ equity (deficit)	1,095	(20,335)
Total liabilities and stockholders’ equity (deficit)	$4,093	$1,256

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Contract revenue	$844	$1,448	$3,045	$5,894
Costs and expenses:
Research and development	727	1,226	2,514	5,223
General and administrative	903	824	2,562	2,545
Total costs and expenses	1,630	2,050	5,076	7,768
Loss from operations	(786)	(602)	(2,031)	(1,874)
Non-cash financing charges and change in fair value of warrants (Notes D, E and F)	—	3,666	(510)	10,678
Net income (loss)	$(786)	$3,064	$(2,541)	$8,804
Net income (loss) per weighted share attributable to common stockholders:
Basic (Note G)	$(0.01)	$0.02	$(0.03)	$0.07
Diluted (Note G)	$(0.01)	$—	$(0.03)	$(0.02)
Weighted average common shares outstanding:
Basic	134,550	62,678	97,120	61,210
Diluted	134,550	63,500	97,120	71,423

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended June 30,
	2013	2012
Cash flows used in operating activities:
Net income (loss)	$(2,541)	$8,804
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	584	505
Change in fair value of warrants	510	(10,695)
Noncash interest and warrant costs	—	17
Change in assets and liabilities:
Accounts receivable	539	(688)
Deferred subcontractor cost	(935)	—
Prepaid and other assets	10	8
Accounts payable and accrued expenses	(246)	1,096
Deferred revenue	972	—
Net cash used in operating activities	(1,107)	(953)
Cash flows provided by financing activities:
Proceeds from issuance of common stock and warrants	3,616	660
Costs related to the issuance of common stock and warrants	(58)	(18)
Net cash provided by financing activities	3,558	642
Net increase (decrease) in cash and cash equivalents	2,451	(311)
Cash and cash equivalents at beginning of period	281	518
Cash and cash equivalents at end of period	$2,732	$207

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

Basis of Presentation

All significant intercompany activity has been eliminated in the preparation of the unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Some information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. The condensed balance sheet at September 30, 2012 was derived from the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended September 30, 2012, filed with the Securities and Exchange Commission (the “SEC”) on May 14, 2013. As disclosed in the Company’s Current Report on Form 8-K filed with the SEC on February 19, 2013, in connection with the preparation of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, the Company determined that its basic and diluted net income (loss) per share calculations should have been prepared using the “two-class method.” Under the two-class method, securities that participate in dividends are considered “participating securities.” The Company’s preferred shares, preferred warrants and most of its common stock warrants are considered “participating securities” because they include non-forfeitable rights to dividends. Additionally, the Company determined that the diluted net income (loss) per share calculations did not include the net income effect of changes in fair value related to dilutive, liability classified warrants.  On February 12, 2013, the Audit Committee of the Company’s Board of Directors concluded, based on the recommendation of management, that the consolidated statements of operations for the fiscal years ended September 30, 2012 and 2011, and the consolidated statements of operations for the quarterly periods in the years ended September 30, 2012 and 2011, should no longer be relied upon because of the incorrect calculation of earnings per share. The Company’s management and the Audit Committee discussed the matters relating to the restatements with Grant Thornton LLP, the Company’s independent registered public accountants.  On May 14, 2013, the Company filed an amendment to its Annual Report on Form 10-K for the year ended September 30, 2012 to reflect the revisions set forth above, and also reflected these revisions in the financial statements included in the Company’s Post-Effective Amendment No. 1 to Form S-1 (Registration No. 333-181409) that was filed with the SEC on February  20, 2013. The unaudited condensed consolidated financial statements included herein should therefore be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K/A and in the Company’s other SEC filings. Results for the interim period are not necessarily indicative of the results for any other period.

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

Cash and Cash Equivalents

The Company invests available cash in short-term bank deposits. Cash and cash equivalents include investments with maturities of three months or less at the date of purchase. The carrying value of cash and cash equivalents approximate their fair market value at June 30, 2013 and 2012 due to their short-term nature.

Significant customer and accounts receivable

For the nine months ended June 30, 2013 and 2012, the Company’s primary customer was BARDA. For the nine months ended June 30, 2013 and 2012, revenues from BARDA comprised 100% of total revenues. As of June 30, 2013 and 2012, the Company’s receivable balances were comprised 100% from this customer. Unbilled accounts receivable, included in accounts receivable, totaling $196,000 and $882,000 as of June 30, 2013 and September 30, 2012, respectively, relate to work that has been performed, though invoicing has not yet occurred. All of the unbilled receivables are expected to be billed and collected within the next 12 months. Accounts receivable are stated at invoice amounts and consist primarily of amounts due from BARDA. If necessary, the Company records a provision for doubtful receivables to allow for any amounts which may be unrecoverable. This provision is based upon an analysis of the Company’s prior collection experience, customer creditworthiness and current economic trends. As of June 30, 2013 and September 30, 2012, an allowance for doubtful accounts was not recorded as the collection history from the Company’s customers indicated that collection was probable.

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

The BARDA Contract is classified as a “cost-plus-fixed-fee” contract. Aeolus recognizes government contract revenue in accordance with the authoritative guidance for revenue recognition including the authoritative guidance specific to federal government contracts. Reimbursable costs under the BARDA Contract primarily include direct labor, subcontract costs, materials, equipment, travel, and indirect costs. In addition, we receive a fixed fee under the BARDA Contract, which is unconditionally earned as allowable costs are incurred and is not contingent on success factors. Reimbursable costs under the BARDA Contract, including the fixed fee, are recognized as revenue in the period the reimbursable costs are incurred and become billable.

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

The warrant liability is measured at fair market value on a recurring basis as of June 30, 2013 and September 31, 2012 and is summarized below (in thousands):

Fair value at June 30, 2013			Fair value at September 30, 2012
Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
$—	$—	$—	$—	$—	$19,319

The following table summarizes as of June 30, 2013 the warrant activity subject to Level 3 inputs which are measured on a recurring basis:

Fair value measurements of warrants using significant unobservable inputs (Level 3)
Balance at September 30, 2012	$19,319
Change in fair value of warrant liability	(1,574)
Warrant repricing modification charge	2,084
Exercised	(19,829)
Balance at June 30, 2013	$—

Research and Development

Research and development costs are expensed in the period incurred.

Leases

The Company leases office space and office equipment under month to month operating lease agreements. For the nine months ended June 30, 2013 and 2012, total rent expense was approximately $31,000 and $26,000, respectively.

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

Net Income (Loss) Per Common Share

The Company computes net income attributable to common stockholders using the two-class method required for participating securities. Under the two-class method, securities that participate in dividends, such as the Company’s outstanding preferred shares, preferred warrants, and most common stock warrants, are considered “participating securities.” The Company’s preferred shares, preferred warrants and common stock warrants are considered “participating securities” because they include non-forfeitable rights to dividends.

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

Increases or decreases in fair value of the warrants were included as a component of other income (expense) in the accompanying statement of operations for the respective period. As of June 30, 2013 and 2012, the liability for warrants decreased to $0 and $19,717,000 from approximately $19,319,000 and $23,405,000 as of September 30, 2012 and 2011, respectively. The warrant liability and revaluations did not have any impact on the Company’s working capital, liquidity or business operations.

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

The Company had cash and cash equivalents of $2,732,000 on June 30, 2013, and $281,000 on September 30, 2012.  The increase in cash was primarily due to the net impact of cash used in operations and cash raised in financings in February 2013 and March 2013.  The Company had accounts receivable of $343,000 on June 30, 2013, and $882,000 on September 30, 2012, and accounts payable and accrued expenses of $2,026,000 on June 30, 2013, and $2,272,000 on September 30, 2012.

The Company has incurred significant losses since its inception. At June 30, 2013, the Company’s accumulated deficit was $183,255,000. This raises substantial doubt about Aeolus’ ability to continue as a going concern, which will be dependent on the Company’s ability to generate sufficient cash flows to meet the Company’s obligations on a timely basis, obtain additional financing and, ultimately, achieve operating profits through product sales or BARDA procurements. The Company intends to explore strategic and financial alternatives, which may include a merger or acquisition with or by another company, the sale of shares of stock and/or convertible debentures, the establishment of new collaborations for current research programs that include initial cash payments and on-going research support and the out-licensing of the Company’s compounds for development by a third party. The Company believes that without additional investment capital, it will not have sufficient cash to fund its activities in the near future, and will not be able to continue operating. As such, the Company’s continuation as a going concern is dependent upon its ability to raise additional financing. If the Company is unable to obtain additional financing to fund operations, it will need to eliminate some or all of its activities, merge with another company, sell some or all of its assets to another company, or cease operations entirely. There can be no assurance that the Company will be able to obtain additional financing on acceptable terms or at all, or that the Company will be able to merge with another Company or sell any or all of its assets.

In its audit opinion issued in connection with the Company’s consolidated balance sheets as of September 30, 2012 and 2011 and the Company’s consolidated statements of operations, stockholders' equity and cash flows for the years ended September 30, 2012 and 2011, the Company’s independent registered public accounting firm expressed substantial doubt about the Company’s ability to continue as a going concern given the Company’s recurring net losses, negative cash flows from operations and working capital. The Company’s ability to continue as a going concern will be dependent on the Company’s ability to generate sufficient cash flows to meet the Company’s obligations on a timely basis, obtain additional financing and, ultimately, achieve operating profits through product sales or BARDA procurements. There can be no assurance that the Company will be able to obtain additional financing on acceptable terms or at all, or that the Company will be able to achieve operating profits.

C.	Warrant Liability

Increases or decreases in fair value of the warrants are included as a component of other income (expenses) in the accompanying statement of operations for the respective period. As of June 30, 2013, the aggregate liability for warrants decreased to $0, resulting in a loss to the statements of operations for the three and nine months ended June 30, 2013 of $786,000 and $2,541,000, respectively. The warrant liability and revaluations have not had any impact on the Company’s working capital, liquidity or business operations due to the non-cash nature of the liability.  The Company previously had warrants with an embedded feature that met the requirements of derivative accounting per ASC Topic 815, Derivatives and Hedging. The Company recorded these warrants at their fair value in accordance with ASC Topic 820 and was required to revalue its liability for these warrants on a quarterly basis.   All the warrants subject to this accounting treatment were exercised in full on February 19, 2013 in connection with the financing.  See Note D below for additional information.

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

As of June 30, 2013 and September 30, 2012, 526,080 shares of Series B Stock were outstanding, all of which were held by affiliates of Elan Corporation, plc. Each share of Series B Stock was convertible into one share of common stock as of June 30, 2013.

There were no shares of Series A Convertible Preferred Stock issued or outstanding as of June 30, 2013.

Common Stock

February/March 2013 Financing

On February 19, 2013 and March 4, 2013, the Company entered into Securities Purchase Agreements (the “Purchase Agreements”) with certain accredited investors (the “Purchasers”). Under the terms of the agreements, the Company received approximately $3,616,000 in gross proceeds in exchange for the issuance of an aggregate of 14,462,000 units (the “Units”), consisting of 14,462,000 shares of common stock and 14,462,000 warrants, at a purchase price of $0.25 per unit. Each Unit consists of (i) one share of common stock (the “Common Shares”) and (ii) a five -year warrant to purchase one share of the Company’s common stock (the “Warrants”). The Warrants have an initial exercise price of $0.25 per share.

On February 19, 2013, the Company received $3,225,000 in gross proceeds in exchange for the issuance of an aggregate of 12,900,000 Units, which consisted of 12,900,000 shares of common stock and 12,900,000 warrants.

On March 4, 2013, the Company received approximately $390,000 in gross proceeds in exchange for the issuance of an aggregate of 1,562,000 Units, which consisted of 1,562,000 shares of common stock and 1,562,000 warrants.

Net cash proceeds from the February/March 2013 Financing, after deducting for expenses, were approximately $3,558,000. The Company also incurred non-cash expenses in the form of 365,000 warrants issued to consultants, at similar terms as the financing Warrants, for services provided. The Company issued a total of 14,827,000 warrants in connection with the February/March 2013 Financing.

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

The February/March 2013 Financing contains a registration rights agreement with an arrangement for liquidated damages in the event of a failure to maintain the effectiveness with the SEC of a registration statement covering the February/March 2013 Financing Units. The Company must use its commercially reasonable to maintain the registration statement continuously effective until the earlier to occur of (i) the date on which all securities covered by such registration statement have been sold, and (ii) the date on which all securities covered by such registration statement may be sold without volume restrictions pursuant to Rule 144 underthe Securities Act of 1933, as amended. In the event the Company fails to meet this obligation, subject to certain exceptions, the Company will be required to make a cash payment of 0.5% of the aggregate amount invested to the Purchasers of the February/March 2013 Financing Units. The 0.5% payment equaling $18,000 would be due for every 30-day period in which the registration statement is not continuously effective. The maximum liability would be $108,000 and no damages would accrue after August 19, 2013, the date that is six months from the closing of the February/March 2013 Financing.  The registration statement was declared effective by the SEC as of June 13, 2013. As of June 30, 2013, no liability was recorded as the Company expects that the registration statement will remain continuously effective through August 19, 2013.

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

March 2012 Financing

On March 30, 2012 and April 4, 2012, the Company entered into Securities Purchase Agreements (the “Purchase Agreements”) with certain accredited investors (the “Purchasers”) and completed a financing (the “March 2012 Financing”). Under the terms of the Purchase Agreements, the Company received $660,000 in gross proceeds in exchange for the issuance of an aggregate of 2,200,166 units (the “March 2012 Units”), consisting of 2,200,166 shares of common stock and 1,650,126 warrants, at a purchase price of $0.30 per Unit. Each Unit consisted of (i) one share of common stock (the “March 2012 Common Shares”) and (ii) a five -year warrant to purchase 0.75 of a share of the Company’s common stock (the “March 2012 Warrants”). The March 2012 Warrants have an initial exercise price of $0.40 per share.

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

Net cash proceeds from the March 2012 Financing, after deducting for expenses, were $642,000. The Company also incurred non-cash expenses in the form of 12,501 warrants issued to consultants, at similar terms as the March 2012 Warrants, for services provided. Pursuant to the warrants, the Company was obligated to issue up to a total of 1,662,627 shares of common stock as of September 30, 2012 in connection with the March 2012 Financing.

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

Warrants

As of June 30, 2013, warrants to purchase an aggregate of 17,879,627 shares of common stock were outstanding with a weighted average exercise price of $0.29 per share. Details of the warrants for common stock outstanding at June 30, 2013 are as follows:

Number of Shares	Exercise Price	Expiration Date
100,000	$0.50	May 2014
100,000	$1.00	May 2014
100,000	$1.50	May 2014
125,000	$0.51	June 2014
125,000	$1.00	June 2014
20,000	$0.39	September 2014
15,000	$0.50	September 2014
15,000	$0.60	September 2014
50,000	$0.38	April 2015
50,000	$0.50	May 2016
50,000	$0.50	July 2016
50,000	$1.00	July 2016
50,000	$1.50	July 2016
50,000	$2.00	July 2016
50,000	$2.50	July 2016
1,337,627	$0.40	March 2017
325,000	$0.40	April 2017
300,000	$0.258	June 2017
140,000	$0.35	October 2017
13,085,000	$0.25	February 2018
1,742,000	$0.25	March 2018
17,879,627	$0.29

As of June 30, 2013, one warrant to purchase an aggregate of 896,037 shares of preferred stock was outstanding. The warrant has an exercise price of $0.01 per share and expires in February 2016.

Below is a summary of warrant activity (“common and preferred”) for the nine months ended June 30, 2013:
		Weighted Average
	Number of Shares	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at 9/30/2012	62,993,663	$0.30	4.21	$5,344,623
Granted	14,932,000	$0.25	4.64	$1,039,373
Exercised	(59,149,999)	$0.01	3.50	$19,519,500
Expired or Canceled	-	$-	-	$-
Forfeited	-	$-	-	$-
Vested	-	$-	-	$-
Outstanding at 6/30/2013	18,775,664	$0.29	4.30	$1,334,261

Below is a summary of warrant activity (“common and preferred”) for the nine months ended June 30, 2012:
		Weighted Average
	Number of Shares	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at 9/30/2011	61,936,036	$0.30	5.13	$8,257,575
Granted	1,962,627	$0.38	4.79	$-
Exercised	(940,000)	$0.28	-	$-
Expired or Canceled	-	$-	-	$-
Forfeited	-	$-	-	$-
Vested	-	$-	-	$-
Outstanding at 6/30/2012	62,958,663	$0.30	4.46	$215,049

E.	Stock-Based Compensation

Below is a summary of stock option activity for the nine months ended June 30, 2013:
		Weighted Average
	Number of Shares	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at 9/30/2012	9,473,661	$0.70	5.81	$153,850
Granted	3,070,000	$0.40	9.69	$900
Exercised	-	$-	-	$-
Expired or Canceled	(72,744)	$0.85	-	$-
Forfeited	-	$-	-	$-
Vested (RSAs)	-	$-	-	$-
Outstanding at 6/30/2013	12,470,917	$0.62	6.23	$44,875

For the nine months ended June 30, 2013, all stock options were granted with an exercise price at or above the fair market value of the Company’s common stock on the date of grant.

Below is a summary of stock option activity for the nine months ended June 30, 2012:
		Weighted Average
	Number of Shares	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at 9/30/2011	8,942,628	$0.82	6.48	$258,555
Granted	362,500	$0.33	9.64	$-
Exercised	-	$-	-	$-
Expired or Canceled	(85,106)	$10.79	-	$-
Forfeited	(37,500)	$0.31	-	$-
Vested (RSAs)	-	$-	-	$-
Outstanding at 6/30/2012	9,182,522	$0.71	5.93	$-

For the nine months ended June 30, 2012, all stock options were granted with an exercise price at or above the fair market value of the Company’s common stock on the date of grant.

The details of stock options for the nine months ended June 30, 2013 were as follows:

	Options Outstanding			Options Exercisable
			Weighted			Weighted
	Number	Weighted	Average	Number	Weighted	Average
Range of	Outstanding	Average	Remaining	Exercisable	Average	Remaining
Exercise	at June 30,	Exercise	Contractual	At June 30,	Exercise	Contractual
Prices	2013	Price	Life (in years)	2013	Price	Life (in years)
$0.23-$0.30	1,612,500	$0.29	6.56	1,578,545	$0.29	6.50
$0.31-$0.40	6,351,500	$0.39	8.04	4,442,753	$0.39	7.33
$0.41-$0.50	502,000	$0.45	8.50	204,083	$0.46	6.51
$0.51-$0.60	963,750	$0.59	5.89	963,750	$0.59	5.89
$0.61-$0.70	66,500	$0.68	3.13	66,500	$0.68	3.13
$0.71-$0.80	382,250	$0.75	3.92	382,250	$0.75	3.92
$0.81-$0.90	697,091	$0.88	3.26	697,091	$0.88	3.26
$0.91-$1.00	44,500	$0.94	2.24	44,500	$0.94	2.24
$1.01-$1.50	1,337,519	$1.48	0.18	1,337,519	$1.48	0.18
$1.51-$5.00	363,307	$2.77	1.01	363,307	$2.77	1.01

Stock-based compensation expense recognized in the statement of operations is as follows (in thousands):

	For the three months ended June 30,		For the nine months ended June 30,
	2013	2012	2013	2012
Research and Development Expenses	$5	$3	$14	$10
General and Administrative Expenses	270	156	570	495
	$275	$159	$584	$505

The total unrecognized compensation expense for outstanding and unvested stock options for the nine months ended June 30, 2013 was $753,000. The weighted average remaining recognition period for the total deferred compensation expense is approximately eight months. The fair value of the options associated with the above compensation expense was determined at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the three months ended June 30,		For the nine months ended June 30,
	2013	2012	2013	2012
Dividend yield	0%	0%	0%	0%
Expected volatility	167.39%	140.93%	156%	150%
Risk-free interest rate	0.84%	1.78%	0.86%	1.03%
Expected term	5.27 years	10.00 years	5.27 years	5.07 years

F.	Net Income (Loss) Per Common Share

	For the three months ended June 30,		For the nine months ended June 30,
	2013	2012	2013	2012
		(in thousands, except per share data)
Numerator:
Net income (loss)	$(786)	$3,064	$(2,541)	$8,804
Less net income (loss) attributable to participating securities	-	1,506	-	(4,379)
Net income (loss) attributable to common stockholders – basic	$(786)	$1,558	$(2,541)	$4,425

Net income (loss)	$(786)	$3,064	$(2,541)	$8,804

Less gain (loss) on warrant liability for participating common warrants	-	3,371	-	10,468
Net loss attributable to common stockholders – diluted	$(786)	$(307	$(2,541)	$(1,664)
Denominator:
Weighted-average shares used in computing net income per share attributable to common stockholders – basic	134,550	62,678	97,120	61,210
Effect of potentially dilutive securities:
Common stock warrants	-	822	-	10,213
Convertible preferred warrants**	-	-	-	-
Convertible preferred stock**	-	-	-	-
Common stock options**	-	-	-	-
Non-participating common stock warrants**	-	-	-	-
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders - diluted	134,550	63,500	97,120	71,423
Basic net income per common share*	$(0.01)	$0.02	$(0.03)	$0.07
Diluted net income (loss) per common share*	$(0.01)	$0.00	$(0.03)	$(0.02)
* Prior period amounts have been restated, see note G below.
** Amounts do not apply as their effect is anti-dilutive

Diluted weighted average common shares excluded incremental shares of approximately 7,400,000 and 6,105,000, respectively, for the three and nine months ended June 30, 2013, due to their anti-dilutive effect. Diluted weighted average common shares excluded incremental shares of approximately 59,750,000 and 50,563,000, respectively, for the three and nine months ended June 30, 2012, due to their anti-dilutive effect.

G.	Restated Net Income (Loss) Per Common Share

As referenced in note A “Basis of Presentation”, the Company identified an error in the calculation of net income (loss) per common share since the filing of the 10-K on December 31, 2012. All references or presentations of net income (loss) per common share have been restated from the original filing of the 10-Q on August 14, 2012.

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

Our previous basic income (loss) per share calculation was as follows (in thousands, except per share data):

	Period ended June 30, 2012
	Three months ended	Nine months ended
Numerator:
Net income	$3,064	$8,804

Denominator:
Weighted-average number of shares – basic	62,678	61,210

Net income (loss) per share – basic	$0.05	$0.14

Our restated basic income (loss) per share calculation is as follows (in thousands, except per share data):

	Period ended June 30, 2012
	Three months ended		Nine months ended
Net income		$3,064		$8,804

	Weighted-average		Weighted-average
	Number of	Net	Number of	Net
Common stock and participating shares	Shares	income	Shares	Income
Common stock	62,678	$1,558	61,210	$4,425
Participating common stock warrants	59,150	$1,471	59,150	$4,276
Participating series B preferred stock	526	$13	526	$38
Participating series B preferred warrants	896	$22	896	$65
	123,250	$3,064	121,782	$8,804
Numerator:
Weighted-average net income (loss)		$1,558		$4,425
Denominator:
Weighted-average number of basic shares	62,678		61,210
Basic net income (loss) per share		$0.02		$0.07

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

Our previous diluted income (loss) per share calculation was as follows:

	Period ended June 30, 2012
	Three months ended	Nine months ended
Numerator:
Net income	$3,064	$8,804

Denominator:
Weighted-average number of shares – basic	62,678	61,210
Dilutive securities – equity awards	2,241	11,887
Weighted-average number of shares – diluted	64,919	73,097

Net income (loss) per share – diluted	$0.05	$0.12

Our restated diluted income (loss) per share calculation is as follows:

	Period ended June 30, 2012
	Three months ended			Nine months ended
Net income (loss)		$3,064			$8,804
Less gain (loss) on warrant liability:
Participating common warrants		3,371			10,468
Undistributed net income (loss)		$(307)			$(1,664)

		Incremental			Incremental
Common stock and common stock		Dilutive	Diluted		Dilutive	Diluted
equivalents in order of dilutive effect	Outstanding	shares *	Shares	Outstanding	shares *	shares
Common stock	62,678		62,678	61,210		61,210
Participating common warrants	59,150	822	822	59,150	10,213	10,213
Participating preferred warrants**	896	865	-	896	869	-
Series B preferred shares**	526	526	-	526	526	-
Common stock options**	9,183	-	-	9,183	203	-
Non-participating common stock warrants**	3,794	28	-	3,794	944	-
			63,500			71,423
Numerator:
Weighted-average net income (loss)		$(307)			$(1,664)
Denominator:
Weighted-average number of basic shares		63,500			71,423
Diluted net income (loss) per share		$0.00			$(0.02)

* Treasury method applied

** Excluded as the effect is anti-dilutive

H.	Commitments

The Company acquires assets still in development and enters into research and development arrangements with third parties that often require milestone and royalty payments to the third party contingent upon the occurrence of certain future events linked to the success of the asset in development. Milestone payments may be required, contingent upon the successful achievement of an important point in the development life-cycle of the pharmaceutical product (e.g., approval of the product for marketing by a regulatory agency). If required by the arrangement, the Company may have to make royalty payments based upon a percentage of the sales of the pharmaceutical product in the event that regulatory approval for marketing is obtained. Because of the contingent nature of these payments, they are not included in the table of contractual obligations. No milestones have been met, nor have any payments been paid, as of June 30, 2013.

The Company is also obligated to pay patent filing, prosecution, maintenance and defense costs, if any, for the intellectual property it has licensed from National Jewish Health, National Jewish Medical and Research Center, the University of Colorado and Duke University.

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

The Company has evaluated subsequent events through the issuance of these unaudited condensed consolidated financial statements and determined that no material subsequent events have occurred.

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

Operations Summary

Business

We are a biopharmaceutical company that is developing a platform of a new class of broad-spectrum, catalytic antioxidant compounds based on technology discovered at Duke University (“Duke”) and National Jewish Health (“NJH”). These compounds, known as metalloporphyrins, scavenge reactive oxygen species (“ROS”) at the cellular level, mimicking the effect of the body’s own natural antioxidant enzyme, superoxide dismutase (“SOD”). While the benefits of antioxidants in reducing oxidative stress are well-known, research with our compounds indicates that metalloporphyrins can be used to affect signaling via ROS at the cellular level. In addition, there is evidence that high-levels of ROS can affect gene expression and this may be modulated through the use of metalloporphyrins. We believe this could have a profound beneficial impact on people who have been exposed, or are about to be exposed, to high-doses of radiation, whether from cancer therapy or a nuclear event.

Our lead compound, AEOL 10150, is a metalloporphyrin specifically designed to neutralize reactive oxygen and nitrogen species. The neutralization of these species reduces oxidative stress, inflammation, and subsequent tissue damage-signaling cascades resulting from radiation exposure. We are developing AEOL 10150 as a medical countermeasure for high-dose radiation exposure, chemical vesicant exposure, nerve gas exposure and for use in oncology.

On February 11, 2011, we signed a contract valued at up to $118.4 million (the “BARDA Contract”) with the Biomedical Advanced Research and Development Authority (“BARDA”), a division of the Department of Health and Human Services, for the advanced development of AEOL 10150 as a medical countermeasure (“MCM”) against the pulmonary effects of radiation exposure (“Lung-ARS”).  The BARDA Contract is a five -year, cost-plus contract divided into a base period of performance and a series of options exercisable by BARDA over four years following the base period of performance.  We received $10.4 million from BARDA during the base period of performance.  On April 16, 2012, we announced that BARDA had exercised two contract options worth approximately $9.1 million. We may receive up to an additional $98.9 million in funding under the remaining options.

The goal of the BARDA Contract is to obtain U.S. Food and Drug Administration (“FDA”) ’s approval of AEOL-10150 as a MCM for Lung-ARS under the Animal Rule.  The Animal Rule allows for approval based solely on animal studies when there is no ethical way to conduct human efficacy trials.  The BARDA Contract also requires the filing of a pre-Emergency Use Authorization (“EUA”) application for AEOL-10150 following completion of the necessary pre-requisites.  An EUA is a determination by the FDA that an unapproved drug may be used as if approved after a declaration of emergency by the Secretary of Health and Human Services.  In the past, BARDA has procured MCMs for the Strategic National Stockpile (the “Stockpile”) following the submission of a complete pre-EUA application. BARDA manages the Special Reserve Fund, created by Project BioShield, for the purpose of acquiring MCMs for the Stockpile.  Procurements from BARDA may result in significant revenues and profitability for Aeolus.

The NIH-National Institute for Allergy and Infectious Disease (“NIAID”) Radiation/Nuclear Medical Countermeasures development program is also currently funding the development of AEOL 10150 as a MCM for the effects of gastrointestinal acute radiation syndrome (“GI-ARS”). Funding for the NIH GI-ARS program flows directly to our research partners from the NIH, and is, therefore, not reflected on the Company’s income statement, cash flow statement or balance sheet.

The NIH Countermeasures Against Chemical Threats (“CounterACT”) program has tested, and continues to test, AEOL 10150 as a medical countermeasure for exposure to chemical vesicants such as mustard gas and nerve agents such as sarin gas.  AEOL 10150 has already demonstrated efficacy in multiple studies in mustard gas and chlorine gas and models of sarin gas exposure.  We intend to meet with the Division of Pulmonary and Allergy Products of the  FDA to discuss a pathway to approval under the Animal Rule and the potential filing of an Investigational New Drug (“IND”) application for the treatment of exposure to chemical vesicants. Funding for the NIH chemical and nerve gas programs flows directly to our research partners from the NIH, and is, therefore, not reflected on the Company’s income statement, cash flow statement or balance sheet.

We are also leveraging the significant investment made by U.S. government agencies to develop this novel compound for use in oncology indications, where it would be used in combination with radiation and chemotherapy. Data have been published showing that AEOL 10150 does not interfere with the therapeutic benefit of radiation therapy in prostate and lung cancer preclinical studies. These studies also demonstrated increased tumor control when AEOL 10150 was used in combination with radiation and chemotherapy. Oxidative stress is a more potent stabilizer of the pro-angiogenic transcription factor, HIF-1a, than hypoxia (Dewhirst et al., Cycling hypoxia and free radicals regulate angiogenesis and radiotherapy response, Nature Reviews, Volume 8, June 2008). By reducing oxidative stress, AEOL10150 suppresses HIF-1a stabilization, thereby improving tumor vascularization and tissue oxygenation. Poorly perfused/oxygenated tumor tissue is resistant to radiation as oxygen is required for radiation-induced cell kill. Thus, by improving tumor oxygenation, AEOL10150 improves impact of radiation on tumors.  Radiotherapy is a key therapy in non-small cell lung cancer. It is the treatment of choice for patients with unresectable Stage I-II disease, and is recommended, in combination with chemotherapy, for patients with unresectable stage IIIB disease (Pipeline Insight: Cancer Overview – Lung, Brain, Head and Neck, Thyroid; Datamonitor 2008, 37.).

We have an active  IND on file with the  FDA for AEOL 10150 as a potential treatment for amyotrophic lateral sclerosis (“ALS”). At the current time, we have no plans to conduct further clinical trials in ALS. We plan to file an IND for cancer with the oncology division of the FDA, an IND with the Division of Medical Imaging Products for Lung-ARS and an IND with the Division of Pulmonary and Allergy Products for exposure to chemical vesicants.  Extensive toxicology and pharmacology packages are already in place. We have already completed two Phase  I safety studies in 50 humans demonstrating the drug to be safe and well tolerated. Chemistry, Manufacturing, and Controls work has been completed, and pilot lots have been prepared.

AEOL 10150 has demonstrated efficacy in validated animal models for GI-ARS, chlorine gas exposure, and sulfur mustard gas exposure. Efficacy has been demonstrated in Lung-ARS in both mouse and non-human primate studies (“NHP”), with AEOL 10150 treated groups showing significantly reduced weight loss, inflammation, oxidative stress, lung damage, and most importantly, mortality in the mouse study. Therapeutic efficacy was demonstrated when delivered after exposure to radiation (24 hours after exposure for mice in the GI-ARS study and NHPs in the Lung-ARS studies, and two hours after exposure for mice in the Lung-ARS studies). Additionally, AEOL 10150 was shown to reduce lung damage after Neupogen® treatment (current standard of care for H-ARS) following radiation exposure, and to reduce oxidative stress and nerve damage following exposure to nerve agents.

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

We do not generate revenue from sales, only from development contracts and grants from the U.S. government. Therefore, we must rely on public or private equity offerings, debt financings, collaboration arrangements or grants to finance our operations. Our strategy is to use non-dilutive capital wherever possible to develop our exciting platform of broad-spectrum catalytic antioxidant compounds in important unmet indications of national strategic importance. We plan to continue to leverage that capital, including the investments made by U.S. government agencies, such as the NIAID’s and NIH’s CounterACT program, to develop these promising compounds for use in significant unmet medical indications, like oncology.

BARDA Contract

Since February 11, 2011, we have been actively developing AEOL 10150 under the BARDA Contract.  Among the key deliverables accomplished in the program, we hired the necessary personnel required under the BARDA Contract, completed the radiation dose studies in mice and NHPs, completed development of animal models and received FDA concurrence on these models, manufactured  two GMP (good manufacturing practice) batches for use in human safety studies and a non-GMP batch of material for use in animal efficacy studies, developed significant improvements to the process for manufacturing compound which will reduce the cost of producing the drug , made several discoveries related to the mechanism of damage of radiation and mechanism of action of AEOL 10150, filed an orphan drug status application and met twice with the FDA to discuss our IND filing for Lung-ARS and designed and initiated quality, reporting, risk management and project management programs required under the BARDA Contract.  We have also initiated a number of animal efficacy studies for which we expect to report data during the later half of 2013 and 2014.

We recognized approximately $844,000 and $3,045,000 during the three and nine months ended June 30, 2013 related to the BARDA Contract, respectively. Revenues on reimbursable contracts are recognized as costs are incurred, generally based on allowable costs incurred during the period, plus any recognizable earned fee. We consider fixed fees under cost-plus fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract.

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

On February 15, 2012, we announced that we entered into a contract modification and no-cost extension with BARDA. The modification and extension allowed us to continue operating under the base period of the BARDA Contract awarded in February 2011, and restructured the timing and components of the options that could be awarded under the remaining four years of the BARDA Contract. The changes did not impact the total potential value of the BARDA Contract, which remains at approximately $118.4 million. The contract restructure was driven by our ability to generate cost savings in the base year contract and to allow BARDA to better manage contract options to expedite the development program.

On April 16, 2012, we announced that BARDA had exercised two contract options worth approximately $9.1 million. BARDA’s exercise of the options was in response to the presentation of the deliverables and progress made under the BARDA Contract at the meeting on February 14, 2012. Among the key items in the options BARDA exercised are animal efficacy studies, mechanism of action research and manufacturing and process validation work. All of these items are based on work successfully completed during the contract base period. The BARDA Contract is designed to produce the data necessary for an approval under the FDA “Animal Rule” and for a potential EUA. An approval or EUA would allow the federal government to buy AEOL 10150 for the Stockpile under Project Bioshield. Project Bioshield is designed to accelerate the research, development, purchase and availability of effective medical countermeasures for the Stockpile.

On July 29, 2013, we presented the results and deliverables that had been produced since the last presentation on February 14, 2012 at an “In-Progress Review” meeting with BARDA, and requested the exercise of additional contract options, which contain additional key items required in the advanced development of AEOL 10150.

 Following the commencement of the BARDA Contract, we entered into a series of agreements with various parties in furtherance of our efforts under the BARDA Contract, which are described below.

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

On March 16, 2011, we and the Office of Research and Development of the University of Maryland, Baltimore (“UMB”) entered into a Sub-award Agreement, pursuant to which we engaged UMB to, among other things, develop a whole thorax lung irradiation model for use in studies supporting the licensure of AEOL 10150. The Sub-award Agreement is a fixed fee agreement inclusive of all direct and indirect costs. As a result of the contract modification and no-cost extension with BARDA mentioned below, the term of the Sub-award Agreement will continue through at least September, 2013. On April 12, 2011, we and Duke entered into a Sponsored Research Agreement (Non-Clinical), pursuant to which we engaged Duke to perform a program of scientific research entitled “Murine Studies for the Development of AEOL 10150 as a Medical Countermeasure Against ARS and DEARE” (Delayed Effects of Acute Radiation Exposure), which will include, among other things, studies and models of optimum dosing of AEOL 10150 in mice. We entered into the Sponsored Research Agreement in furtherance of our efforts under the BARDA Contract. The Sponsored Research Agreement is a cost -plus fee agreement inclusive of all direct and indirect costs.

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

National Jewish Medical and Research Center License (“NJMRC”)

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

National Jewish Health License

In 2009, we obtained an additional exclusive worldwide license from NJH to develop, make, use and sell products using proprietary information and technology developed at NJH related to certain compounds as a medical countermeasure against mustard gas exposure. Under this license agreement, we must make milestone payments to NJH in an aggregate amount of up to $500,000 upon the occurrence of certain development milestones. In addition, we must make royalty payments to NJH under this license agreement ranging in the low-single digits as a percentage of all sublicensing fees, milestone payments and sublicense royalties that we receive from sublicenses granted by us pursuant to this license agreement. We are also obligated to pay patent filing, prosecution, maintenance and defense costs. This NJH license agreement is terminable by NJH in the event of breach and otherwise expires when the last licensed patent expires

Our lead compound, AEOL 10150, is expected to enter human clinical trials in oncology, where it will be used in combination with radiation therapy. AEOL 10150 has previously been tested in two Phase I clinical trials with no serious adverse events reported. The compound is also being developed as a medical countermeasure against Lung-ARS as well as GI-ARS, both caused by exposure to radiation due to a radiological or nuclear event. It is also being developed for use as a countermeasure for exposure to chemical vesicants such as chlorine gas and sulfur mustard gas. AEOL 10150 has already performed well in animal efficacy and safety studies in each of these potential indications. A significant portion of the funding for the medical countermeasure development programs to date has come from various government entities. Although we expect this funding to continue, there is no guarantee that it will.

February/March 2013 Financing

On February 19, 2013 and March 4, 2013, we entered into Securities Purchase Agreements (the “Purchase Agreements”) with certain accredited investors (the “Purchasers”). Under the terms of the agreements, we received $3,616,000 in gross proceeds in exchange for the issuance of an aggregate of approximately 14,462,000 units (the “Units”), consisting of 14,462,000 shares of common stock and 14,462,000 warrants, at a purchase price of $0.25 per unit. Each Unit consists of (i) one share of common stock (the “Common Shares”) and (ii) a five -year warrant to purchase one share of our common stock (the “Warrants”). The Warrants have an initial exercise price of $0.25 per share.

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

Net cash proceeds from the February/March 2013 Financing, after deducting for expenses, were approximately $3,558,000.  We also incurred non-cash expenses in the form of 365,000 warrants issued to consultants, at similar terms as the financing Warrants, for services provided. We issued a total of 14,827,000 warrants as of June 30, 2013 in connection with the February/March 2013 Financing.

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

Results of Operations

Three months ended June 30, 2013 versus three months ended June 30, 2012

We had net loss of $786,000  and net income of $3,064,000 (including a non-cash gain for decreases in valuation of liability classified warrants of $3,666,000), and cash inflows from operations of $806,000 and cash outflows of $440,000 for the three months ended June 30, 2013 and June 30, 2012, respectively.

Revenue for the three months ended June 30, 2013 was $844,000, which compares to $1,448,000 in revenue for the three months ended June 30, 2012.  The decrease is primarily attributable to decreased cost of development work in progress under the BARDA Contract as of June 30, 2013 compared to June 30, 2012.

Research and Development (“R&D”) expenses decreased $499,000, or 41%, to $727,000 for the three months ended June 30, 2013 from $1,226,000 for the three months ended June 30, 2012. The decrease is primarily attributable to work related to the BARDA Contract.  R&D expenses for our antioxidant program have totaled $51,928,000 from inception through June 30, 2013. We currently have ten development programs in progress:  studies of AEOL 10150 as a medical countermeasure against the effects of sulfur mustard gas, phosgene gas, chlorine gas on the lungs, against the effects of radiation on the lungs and on the gastro-intestinal tract, against the effects of nerve agents, and as a treatment for cancer, studies of AEOL 11207 and several other compounds as potential treatments for Parkinson’s disease and epilepsy, and a study of Hexyl as protectant against radiation exposure.  Because of the uncertainty of our research and development and clinical studies, we are unable to predict the total level of spending on the program or the program completion date. We expect R&D expenses during fiscal year 2013 will be similar to fiscal year 2012.  Funding for the NIH programs flows directly to our research partners from the NIH, and is, therefore, not reflected on the Company’s income statement, cash flow statement or balance sheet.

General and administrative (“G&A”) expenses increased $79,000, or 10%, to $903,000 for the three months ended June 30, 2013 from $824,000 for the three months ended June 30, 2012. Consulting stock expense increased by $114,000 due to additional options issued to employees and new board members during the three months ended June 30, 2013.

Nine months ended June 30, 2013 versus nine months ended June 30, 2012

We had net loss of $2,541,000 (including a non-cash adjustment for increases in valuation of liability classified warrants of $510,000) and net income of $8,804,000 (including a non-cash gain for decreases in valuation of liability classified warrants of $10,678,000), and cash outflows from operations of $1,107,000 and cash outflows from operations of $953,000 for the nine months ended June 30, 2013 and June 30, 2012, respectively.

Revenue for the nine months ended June 30, 2013 was $3,045,000, which compares to $5,894,000 revenue for the nine months ended June 30, 2012.  The decrease is primarily attributable to a decreased cost of development work in progress under the BARDA Contract as of June 30, 2013 compared to June 30, 2012.

R&D expenses decreased $2,709,000, or 52%, to $2,514,000 for the nine months ended June 30, 2013 from $5,223,000 for the nine months ended June 30, 2012. The decrease is primarily attributable to a decreased cost of development work in progress under the BARDA Contract as of June 30, 2013 to June 30, 2012.

 G&A expenses remained relatively consistent with only an increase of $17,000, or 0.67%, to $2,562,000 for the nine months ended June 30, 2013 from $2,545,000 for the nine months ended June 30, 2012. Decreases in salaries and wages were offset by increases in consulting stock expense.

Liquidity and Capital Resources

We had cash and cash equivalents of $2,732,000 on June 30, 2013, and $281,000 on September 30, 2012. The increase in cash was primarily due to the net impact of cash used in operations and cash raised in the February/March 2013 Financing. We had accounts receivable of $343,000 on June 30, 2013, and $882,000 on September 30, 2012. We had accounts payable of $2,003,000 on June 30, 2013, and $2,272,000 on September 30, 2012. The decrease was primarily due to the payoff of accounts due after receipt of funds from the February/March 2013 Financing.

We had net loss of $2,541,000 (including a non-cash adjustment for increases in valuation of liability classified warrants of $510,000) for the nine months ended June 30, 2013. We had cash outflows from operations of $1,107,000. We expect to incur additional losses and negative cash flow from operations during the remainder of fiscal year 2013 and potentially for several more years.

On February 11, 2011, we were awarded the BARDA Contract to fund the development of AEOL 10150 as a medical countermeasure for Lung-ARS from its current status to FDA approval in response to Special Instructions Amendment 4 to a Broad Agency Announcement (BAA-BARDA-09-34) for advanced research and development of medical countermeasures for chemical, biological, radiological and nuclear threats.  The contract value could be up to $118.4 million depending on options exercised by BARDA and the requirements for approval by the FDA.  Under the BARDA Contract, substantially all of the costs of the development of AEOL 10150 as a medical countermeasure for pulmonary injuries resulting from an acute exposure to radiation from a radiological/nuclear accident or attack, particularly injuries associated with ARS or Delayed Effects of Acute Radiation Exposure would be paid for by the U.S. government through BARDA funding.  We recognized $3,045,000 in revenue during the nine months ended June 30, 2013 related to the BARDA Contract.  The BARDA Contract includes provisions to cover some, but not all, general corporate overhead as well as a small provision for profit. The net impact of the BARDA Contract on our liquidity is that our projected cash burn has been reduced. Certain costs, typically those of being a public company, like legal costs associated with being a public company, Investor Relations/Public Relations costs and patent-related costs, are not included in overhead reimbursement in the BARDA Contract.

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

Since the terms of the BARDA Contract include provisions to cover some general corporate overhead as well as a small provision for profit, the result on our liquidity is that our projected cash burn has been reduced.  In order to fund on-going operating cash requirements or to accelerate or expand our oncology and other programs, we may need to raise significant additional funds.

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

Our exposure to market risk is presently limited to the interest rate sensitivity of our cash and cash equivalents, which is affected by changes in the general level of U.S. interest rates. However, we believe that we are not subject to any material market risk exposure and do not expect that changes in interest rates would have a material effect upon our financial position. A hypothetical 10% change in interest rates would not have a material effect on our Statements of Operations or Cash Flows for the nine months ended June 30, 2013. We do not have any foreign currency or other derivative financial instruments.

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

We filed a Current Report on Form 8-K on February 19, 2013 to reflect the revisions to our Annual Report on Form 10-K for the year ended September 30, 2012 described above.  On May 14, 2013, we filed an amendment to our Annual Report on Form 10-K/A for the year ended September 30, 2012 to reflect the revisions set forth above, and we also included these revisions in our post-effective amendment to registration statement on Form S-1 (File No. 333-181409) filed on February  20, 2013. We do not intend to amend our previously filed Quarterly Reports on Form 10-Q for the periods ended December 31, 2010, March 31, 2011, June 30, 2011, December 31, 2011, March 31, 2012 or June 30, 2012, or our Annual Report on Form 10-K for the year ended September 30, 2011, to reflect the revisions described above.

A material weakness is a significant deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the determination that our diluted net income (loss) per share calculations did not include the net income effect of changes in fair value related to dilutive, liability classified warrants for the fiscal years ended September 30, 2012 and 2011, and the quarterly periods included therein, management has determined that a material weakness existed as of  June 30, 2013.

Management believes the material weakness is due to a deficiency in technical resources over financial reporting. As a result of the material weakness, management is evaluating mitigating controls to minimize the potential for incorrect calculations of earnings per share in our future financial statements.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1A.   Risk Factors

As of June 30, 2013, there have not been any material changes from the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, which was filed with the SEC on December 31, 2012.

Item 6.   Exhibits

Exhibit #		Description
2.1	(1)	Agreement and Plan of Merger and Reorganization dated September 16, 2003 between Incara, Inc. and Incara Pharmaceuticals Corporation

3.1	(2)	Amended and Restated Certificate of Incorporation

3.2	(3)	Bylaws

4.1	(4)	Form of Common Stock Certificate

4.2	(1)	Form of Series B Preferred Stock Certificate

4.3	(5)	Form of Warrant to Purchase Common Stock dated June 5, 2006.

4.4	(6)	Registration Rights Agreement dated May 22, 2007 by and among the Company and each of the Purchasers whose names appear on the Schedule attached thereto.

4.5	(7)	Registration Rights Agreement dated October 6, 2009 by and among the Company and the investors whose names appear on the signature pages thereof.

4.6	(6)	Form of Warrant to Purchase Common Stock dated May 22, 2007.

4.7	(7)	Form of Warrant to Purchase Common Stock

4.8	(1)	Registration Rights Agreement dated September 16, 2003 among Incara Pharmaceuticals Corporation, Incara, Inc. and Goodnow Capital, L.L.C.

4.9	(8)	Registration Rights Agreement dated August 11, 2010 by and among Aeolus Pharmaceuticals, Inc. and the investors listed therein

31.1		Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2		Certification of the Interim Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1		Certification by the Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	+	XBRL Instance Document

101.SCH	+	XBRL Taxonomy Extension Schema Document

101.CAL	+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	+	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated herein by reference to the Registrant’s Registration Statement on Form S-4 filed with the SEC on 09/19/03.

(2) Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on 12/31/12.

(3) Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on 10/27/05.

(4) Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on 08/11/04.

(5) Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on 06/06/06.

(6) Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on 5/23/07.

(7) Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on 10/06/09.

(8) Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on 8/12/10.

+ Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934,

the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2013	AEOLUS PHARMACEUTICALS, INC.

By /s/ John L. McManus
John L. McManus
President and Chief Executive Officer
(Principal Executive Officer)

By /s/ David Cavalier
David Cavalier
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)