Form 10-K
period 2013-09-30
AEOLUS PHARMACEUTICALS, INC.
filed 2013-12-20
CIK 1261734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

____________

FORM 10-K

____________
(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant based upon the average of the bid and asked price on the OTC Bulletin Board as of March 31, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $13,182,524. Shares of common stock held by each executive officer and director and by each other stockholder who owned 10% or more of the outstanding common stock as of such date have been excluded in that such stockholder might be deemed to be an affiliate of the registrant. This determination of affiliate status might not be conclusive for other purposes.

As of December 17, 2013, the registrant had 134,550,065 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Information Statement to be filed pursuant to Regulation 14C in connection with the registrant’s Written Consent in Lieu of the 2014 Annual Meeting of Stockholders (the “Information Statement”) are incorporated herein by reference into Part III hereof.

AEOLUS PHARMACEUTICALS, INC.
ANNUAL REPORT ON FORM 10-K
Table of Contents

  - i -

PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that relate to future events or our future financial performance. You can identify forward-looking statements by terminology such as “may,” “might,” “will,” “could,” “should,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. Our actual results might differ materially from any forward-looking statement due to various risks, uncertainties and contingencies, including but not limited to those identified in Item 1A entitled “Risk Factors” beginning on page 43 of this report, as well as those discussed in our other filings with the Securities and Exchange Commission (the “SEC”) and the following:

●	our need for, and our ability to obtain, additional funds;
●	our ability to obtain grants to develop our drug candidates;
●	uncertainties relating to non-clinical studies, clinical trials and regulatory reviews and approvals;
●	uncertainties relating to our pre-clinical trials and regulatory reviews and approvals;
●	our dependence on a limited number of therapeutic compounds;
●	the early stage of the drug candidates we are developing;
●	the acceptance of any future products by physicians and patients;
●	competition with and dependence on collaborative partners;
●	loss of key consultants, management or scientific personnel;
●	our ability to obtain adequate intellectual property protection and to enforce these rights; and
●	our ability to avoid infringement of the intellectual property rights of others.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1.Business.

General

Overview

Aeolus Pharmaceuticals, Inc. (“we,” “us” or “Aeolus”) is a Southern California-based biopharmaceutical company leveraging significant U.S. Government funding to develop a platform of novel compounds in biodefense and oncology.  The platform consists of over 200 compounds licensed from the University of Colorado (“UC”) Duke University (“Duke”) and National Jewish Health (“NJH”).

Our lead compound, AEOL 10150 (“10150”), is being developed under contract with the Biomedical Advanced Research and Development Authority (“BARDA”), a division of the U.S. Department of Health and Human Services (“HHS”), as a medical countermeasure (“MCM”) against the pulmonary sub-syndrome of acute radiation syndrome (“Pulmonary Acute Radiation Syndrome” or “Lung-ARS”) and the delayed effects of acute radiation exposure (“DEARE”). 10150 is also being developed as a MCM for the gastrointestinal sub-syndrome of acute radiation syndrome (“GI-ARS”) with grant money from the National Institute for Allergy and Infectious Diseases (“NIAID”), one of the National Institutes of Health (“NIH”). Both syndromes are caused by acute exposure to high levels of radiation due to a nuclear detonation or radiological event.

We are also developing 10150 as a MCM for exposure to chemical vesicants (e.g., chlorine gas, sulfur mustard gas and phosgene gas) and nerve agents (e.g., sarin gas and soman gas) with grant money from the NIH Countermeasures Against Chemical Threats (“NIH-CounterACT”) program. 10150 previously demonstrated safety and efficacy in animal studies in each of these potential indications, and has previously been tested in two Phase I human clinical trials with no drug-related serious adverse events reported.

We are also developing 10150 for use in combination with radiation therapy for cancer as a treatment to reduce side effects caused by radiation toxicity and improve local tumor control.  A significant portion of the development work funded by the BARDA contract is applicable to the development program for radiation oncology, including safety, toxicology, pharmacokinetics and Chemistry, Manufacturing and Controls (“CMC”).   Once we complete our first study in healthy normal volunteer patients under the BARDA contract, we plan to initiate studies in cancer patients receiving radiation therapy consistent with our strategy outlined below to use non-dilutive capital sources.

A second and a third compound AEOL 10113 (“Ethyl”) and AEOL 10171 (“Hexyl”) have been the focus of an NIH NIAID center grant to study their potential as radiation mitigators.

Finally, we have a pipeline of approximately 180 additional compounds.  Four of these compounds have demonstrated efficacy as treatments for epilepsy and Parkinson’s disease.  These studies have been funded by Citizens United for Research in Epilepsy (“CURE”) and the Michael J. Fox Foundation, after initial research funded by Aeolus showed promise in these indications.  Consistent with our strategy outlined below, the development of additional compounds in our portfolio is dependent on our finding non-dilutive capital sources to fund the work.

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

To date, we, and/or our research collaborators, have been awarded more than $150 million in non-dilutive U.S. government funding for three of our leading compounds, 10150, Ethyl and Hexyl.  This includes grants and contracts from federal agencies, such as BARDA, NIH-NIAID and NIH-CounterACT.  Additionally, research is currently being conducted on several other compounds with funding from private foundations, such as the Michael J. Fox Foundation and CURE.

The expected benefit of this strategy is threefold.  First, a significant portion of the research to be completed under the government funding mechanisms, particularly the contract with BARDA, is applicable to our 10150 development program for radiation therapy in cancer patients.  Specifically, safety, toxicology, pharmacokinetic and CMC data generated from the BARDA Lung-ARS program can be used to support a New Drug Application (“NDA”) for cancer radiation therapy.

Second, cost-plus development contracts, like our contract with BARDA, include funds for overhead and profit.  These overhead and profit streams have significantly reduced our cash burn rate, which reduces our need to raise capital and, therefore, dilution.

Third, the purpose of the BARDA development contract is to fund 10150 so that procurements can be made for the national stockpile.  Procurements may be made if either the drug meets the requirements for approval by the U.S. Food and Drug Administration (the “FDA”) under the “Animal Rule” or prior to Animal Rule approval through the Emergency Use Authorization (“EUA”).  Most of BARDA’s procurements to date have been under an EUA.  Our contract with BARDA calls for us to provide the data necessary for an EUA filing for 10150 as a MCM for Lung-ARS in the second half of 2014.  Procurements could generate significant cash and profit that could be re-invested to further develop 10150 for radiation oncology indications (and other compounds for additional indications).   The amount of any potential procurement is undisclosed by BARDA at this time and is unknown to us. Based on publicly available information, as well as other procurements made by the agency under EUAs, we believe the agency may purchase sufficient courses of therapy to treat a minimum of one hundred thousand people, with options to purchase an additional two hundred thousand courses of treatment.  If purchases of such volumes occurred, the revenue to the Company could provide funding to advance numerous clinical studies, including potentially large Phase III programs in radiation oncology.  This funding could allow us to fund studies with less dependence on collaborative partnering arrangements and future equity offerings, which is consistent with our strategy to deploy non-dilutive capital wherever possible to develop our compounds for unmet medical indications and thereby generate value for our stockholders.

Business Overview

We are developing a new class of broad-spectrum, catalytic antioxidant compounds based on technology discovered and researched at Duke University, the University of Colorado and National Jewish Health, developed by Drs. Irwin Fridovich, Brian Day and others. Dr. Day is our Chief Scientific Officer.

These compounds, known as metalloporphyrins, scavenge reactive oxygen species (“ROS”) at the cellular level, mimicking the effect of the body’s own natural antioxidant enzyme, Superoxide Dismutase (“SOD”). While the benefits of antioxidants in reducing oxidative stress are well-known research with our compounds indicates that metalloporphyrins can be used to affect signaling via ROS at the cellular level. In addition, there is evidence that high-levels of ROS can affect gene expression and this may be modulated through the use of metalloporphyrins. We believe this could have a profound beneficial impact on people who have been exposed, or are about to be exposed, to high-doses of radiation, whether from cancer therapy or a nuclear event.

Our lead compound, 10150, is a metalloporphyrin specifically designed to neutralize reactive oxygen and nitrogen species. The neutralization of these species reduces oxidative stress, inflammation, and subsequent tissue damage-signaling cascades resulting from radiation or chemical exposure. We are developing 10150 as a MCM for national defense and for use in oncology.

Our primary development program is the advanced development of 10150 for Lung-ARS and DEARE.  On February 11, 2011, we signed a five-year, cost-plus contract with BARDA for the development of 10150 as a MCM against Lung-ARS (the “BARDA Contract”).  BARDA is the government agency responsible for the advanced development and purchase of medical countermeasures for chemical, biological, radiological and nuclear threats.  The contract fully funds the advanced development of 10150 through approval by the FDA under 21 CFR Part 314 Subpart I and Part 601 Subpart H (the “Animal Rule.”)  The Animal Rule allows for approval of drugs using only animal studies when human clinical trials cannot be conducted ethically.

Pursuant to the BARDA Contract we were awarded approximately $10.4 million for the base period of the contract (from February 2011 to April 2012). On April 16, 2012, we announced that BARDA had exercised two options under the BARDA Contract worth approximately $9.1 million. On September 17, 2013, we announced that BARDA had exercised $6.0 million in additional contract options, bringing the total exercised contract value to date to approximately $25.5 million.  We may receive up to an additional $92.9 million in options exercisable over the remaining years of the BARDA Contract.  Options are exercised based on the progress of the development program, including the completion of clinical trials or manufacturing tasks under previously exercised options.  The final goal of the contract is to achieve FDA approval for 10150 and the development of commercial manufacturing capability.  In order to achieve these goals, we believe it will be necessary to exercise the majority of the options in the contract. We also believe that BARDA is likely to continue to exercise options as long as 10150 continues to demonstrate efficacy and safety in animal testing for Lung-ARS.  In the event we begin sales to the U.S. government under an EUA, we believe that BARDA is likely to exercise the majority of the remaining options under the contract.  One of the requirements of an EUA is that the development program continue towards the goal of FDA approval. If all of the options are exercised by BARDA, the total value of the contract would be approximately $118.4 million.

There are no existing treatments for Lung-ARS or DEARE and we are not aware of any compounds in development that have shown efficacy when administered after exposure to radiation.  10150 has demonstrated efficacy in two animal models (mouse and non-human primate) when administered after exposure to radiation.  The U.S. government’s planning scenario for a radiation incident is a 10 kiloton detonation of a nuclear device in a major American city.  It is estimated that several hundred thousand civilians would be exposed to high doses of radiation in this scenario.

The BARDA Contract is designed to complete the work necessary for 10150 to be purchased for the US Strategic National Stockpile (the “SNS”).  BARDA currently acquires drugs for the SNS through a Special Reserve Fund (the “SRF”) created under Project BioShield and reauthorized under the Pandemic All-Hazards Preparedness Reauthorization Act of 2013.   Although the final goal of the contract is full FDA approval under the Animal Rule, BARDA, based on historical purchases from other suppliers, may purchase product prior to FDA approval under an EUA.

Pursuant to the Statement of Work in the BARDA Contract, we expect to provide the data necessary for filing an application for an EUA in the second half of 2014.  An EUA would make it possible for BARDA to begin procuring 10150 for the strategic national stockpile. If approved under an EUA, procurements from BARDA could result in a significant increase in revenues for Aeolus and potential profitability.

We are also developing 10150 as a treatment for GI-ARS with grant funding from NIH-NIAID.  Unlike contract funding, grant funding is paid directly to research facilities and does not flow through our financial statements.  The NIH-NIAID funding for GI-ARS is provided in the context of a larger grant program for ARS MCM development and is not currently tied to a defined development program like the BARDA Contract for Lung-ARS.  Generally, we believe that the continuation of grant funding for this indication will be dependent on continuing evidence of efficacy in animal trials.  There are no existing treatments for GI-ARS and current standard of care is limited to supportive measures, although there are other drugs being developed by other companies for this indication with BARDA funding. If we are able to successfully develop 10150 for use in GI-ARS, we would have an additional argument for its procurement by BARDA for the SNS.

We also benefit from research funded by grants from the NIH CounterACT program for the development of 10150 as a MCM for the effects of nerve gas (e.g., sarin and soman) and chemical vesicant gasses (e.g., mustard gas, phosgene gas and chlorine gas) exposure. Like the funding for GI-ARS, funding for this indication is provided directly to the research facility and does not flow through our financial statements.  Continued funding is generally dependent on continuing evidence of efficacy in animal trials. There are no existing treatments for exposure to chemical vesicants. In October 2011, we announced that National Jewish Health was awarded a $12.5 million grant from NIH CounterACT to continue the development of 10150 as a MCM against chlorine gas exposure. Also included in the grant is support for research in looking at tissue plasminogen activator (TPA) and Silabilin as MCMs against sulfur mustard gas exposure. The ultimate objective of the sulfur mustard and chlorine gas work at National Jewish Health will be to complete all work necessary to initiate pivotal efficacy studies in animals for both indications.  This would include: running efficacy studies in the rat model for higher doses of sulfur mustard and chlorine gas; establishing endpoints, optimal dosing and duration of treatment for pivotal efficacy studies; and characterizing the natural history from sulfur mustard and chlorine gas damage.  We plan to meet with the FDA in early 2014 to discuss filing with the FDA an investigational new drug application (an “IND”) for the sulfur mustard indication under the Animal Rule and to present the design of a pivotal study in a rat model developed under the NIH CounterACT program.

We are also funded by grant money from the NIH CounterACT program and the National Institute of Neurological Disorders and Stroke (“NINDS”) for the development of 10150 as a MCM for the effects of nerve gas (e.g., sarin and soman) exposure. NIH-CounterACT awarded a contract on September 24, 2011 worth approximately $735,000, to the University of Colorado to develop 10150 as a MCM against nerve agents. Work performed with this initial funding has demonstrated that 10150 significantly improved survival when administered with current treatment in a pilocarpine model for nerve gas exposure. In September 2013, we announced that Dr. Manisha Patel at the University of Colorado had been awarded a $4.3 million grant from NINDS to develop as a MCM for exposure to sarin gas and other nerve agents.

Until February 2011, the Lung-ARS program was principally funded by us and the work was performed at Duke University and the University of Maryland. Since February 11, 2011, substantially all of the costs for the Lung-ARS program have been funded by the BARDA Contract. To date, the GI-ARS development program has been funded by NIH-NIAID through programs at the University of Maryland and Epistem, Ltd., and the chlorine, phosgene, mustard gas and nerve agent programs have been funded by NIH-CounterACT and NINDS through programs at National Jewish Health, the University of Colorado, and the United States Army Medical Research Institute for Chemical Defense (“USAMRICD”).

We are also developing 10150 for use in oncology where it would be used in combination with radiation and chemotherapy as both a therapeutic and prophylactic drug. Pre-clinical studies at Duke University have demonstrated that 10150 does not interfere with the benefit of radiation therapy or chemotherapy in prostate and lung cancer.  These studies also demonstrated that 10150 displays anti-tumor activity.

Upon the successful completion of an additional Phase I study in healthy normal volunteers funded under the BARDA contract and approval of a protocol by the FDA and the appropriate Institutional Review Boards (“IRBs”), we expect to begin a Phase II study in cancer radiation therapy patients.  The Company is considering several potential indications, including prostate cancer, esophagial cancer, head and neck cancer and non-small cell lung cancer.

10150 has been tested in two human Phase I safety studies where it was well-tolerated and no adverse events were observed.  Efficacy has been demonstrated in validated animal models for Lung-ARS, GI-ARS, chlorine gas exposure, phosgene gas exposure, sulfur mustard gas exposure (lungs and skin) and nerve gas exposure. In both mouse and non-human primate (“NHP”) studies for Lung-ARS, 10150 treated groups showed significantly reduced weight loss, inflammation, oxidative stress, lung damage, and most importantly, mortality. Therapeutic efficacy has been demonstrated when 10150 is administered 24 hours after exposure to radiation, a requirement for consideration as a radiation MCM for the SNS.

Following the events at the Fukushima nuclear plant in Japan in 2011, we ran murine studies at the request of Japanese researchers to demonstrate the alternative effects of administering leukocyte growth factors (“LGF”) used to treat the hematopoietic or bone marrow syndrome of ARS (“H-ARS”).  Data showed that 10150 does not interfere with the efficacy of LGF (in this case Amgen’s Neupogen®).  Additionally, the study demonstrated that administration of Neupogen®, the current standard of care for H-ARS, increased damage to the lungs.  When 10150 was administered with Neupogen® this damage was significantly reduced.  We believe that this finding may have important implications for the potential procurement of 10150 for the SNS.  In September 2013, BARDA announced that it had entered into a procurement and inventory management agreement with Amgen to provide Neupogen® for the SNS.

We have an active Investigational New Drug Application (“IND”) on file with the FDA for AEOL 10150 as a potential treatment for amyotrophic lateral sclerosis (“ALS”).  At this time, we do not have any plans to continue development of 10150 for ALS.  We expect to file an IND for 10150 for Lung-ARS with the Division of Medical Imaging Products during the first half of 2014.  We also plan to file separate INDs for 10150 for cancer with the oncology division of the FDA, and for sulfur mustard gas in 2014.   We have already completed two Phase I safety studies in 50 humans demonstrating that 10150 is safe and well tolerated. CMC work has been completed, pilot lots have been prepared and production is being scaled up under the BARDA Contract. We have an IND on file with the FDA for 10150 as a potential treatment for amyotrophic lateral sclerosis (“ALS”), but currently, we have no plans to conduct further clinical trials in ALS.

We have two programs underway for the development of several other drug candidates, AEOL 11207, AEOL1114B and AEOL11203, for the treatment of epilepsy and Parkinson’s disease. These programs are being funded, in part, by private foundations, including the Michael J. Fox Foundation, CURE and government grants.  In February 2012, data was published in the Journal Neurobiology of Disease from the CURE study indicating AEOL 11207 significantly reduced both the frequency and duration of spontaneous seizures in a pre-clinical epilepsy model.  Additionally, the study showed an increase in average life span, protection against neuronal death and no difference in seizure severity.

Two other compounds Ethyl and Hexyl are the subject of a $20 million research grant from NIH-NIAID, for development as a potential MCM for ARS. In general, this research is at an earlier stage of development than 10150.  Neither Ethyl nor Hexyl has been tested in humans and no IND is on file for either drug.  A significant amount of pre-clinical work would be required to bring either compound into clinical testing.  Because this is grant funding, it is paid directly to the research institutions and does not flow through our financial statements.

Aeolus’ Catalytic Antioxidant Program

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

Our most advanced compound, 10150 (Figure 1), is a small molecule, broad-based, catalytic antioxidant that has shown the ability to scavenge a broad range of reactive oxygen species, or free radicals. As a catalytic antioxidant, 10150 mimics, and thereby amplifies, the body’s natural enzymatic systems for eliminating these damaging compounds. Because oxygen- and nitrogen-derived reactive species are believed to have an important role in the pathogenesis of many diseases, we believe that our catalytic antioxidants and 10150 may have a broad range of potential therapeutic uses.

Figure 1

AEOL 10150 Overview
Product Type	√ Catalytic antioxidants
(manganoporphyrin)
Administration Route	√ Subcutaneous administration; self-injection possible
Indications in Development	√ Oncology (Used in combination with radiation and chemo)
√ Pulmonary ARS/DEARE
√ GI-ARS; Sulfur Mustard; Chlorine Gas; Nerve Gas
Technical Readiness Level (TRL)	√ TRL 7/8 for Pulmonary Effects
of ARS/DEARE
Regulatory Status	√ Active IND (IND-67741)
Phase I (2 studies, 50 patients
total 37 treated, 13 placebo)

AEOL 10150 has shown efficacy in a variety of animal models as a protectant against radiation injury, sulfur mustard gas exposure, nerve gas exposure, ALS, stroke, pulmonary diseases, and diabetes. We filed an IND for AEOL 10150 in April 2004, under which human safety trials were conducted as more fully described below under the heading “10150 Clinical Program to Date.” We plan to file an IND for Lung-ARS with the medical imaging products division of the FDA and an additional IND with the oncology division of the FDA in 2014. For a more detailed description of antioxidants see the section below under the heading “Background on Antioxidants.”

AEOL 10150 Medical Countermeasure Development Program

We and our research partners have been awarded in excess of $143 million for the development of 10150 as a dual-use, broad spectrum medical countermeasure.  The table below details the indications currently under development and the sources of funding from the US Government.

Indication	Funding Source	Amount of Grant/Contract	Research Partners
Lung-ARS	BARDA	Up to $118.4 million	University of Maryland
GI-ARS	NIH-NIAID	Undefined	Epistem, Ltd. University of Maryland
Chlorine Gas	NIH CounterACT	$20.3 million	National Jewish Health
Mustard Gas	NIH CounterACT	Part of the NIH-CounterACT grant above	National Jewish Health University of Colorado
Nerve Agents	NIH CounterACT	$5 million	University of Colorado
Phosgene	Institute of Chemical Defense	Undefined	Institute of Chemical Defense

10150 as a potential medical countermeasure against the effects of Pulmonary Acute Radiation Syndrome

Overview

The U.S Government’s current planning scenario for a nuclear attack is a 10 kiloton detonation in a major American city.  For purposes of comparison, the yield of the bomb dropped on Hiroshima in World War II was approximately 16 kilotons.  Such an attack would potentially expose hundreds of thousands of citizens to acute, high dose, ionizing radiation and the lethal effects of Acute Radiation Syndrome (“ARS”).

ARS is not a single disease, but a series of sub-syndromes that follow exposure to ionizing radiation.  BARDA is pursuing separate development plans for each sub-syndrome. 10150 is the only compound in advanced development with BARDA for Lung-ARS.

Immediately after exposure, the most critical syndromes of ARS are the acute hematopoietic (bone marrow) syndrome (“H-ARS”) and early-onset GI-ARS because symptoms begin very quickly and can be lethal. However, depending on the level and location of radiation exposure, the lethal effects of both H-ARS and early-onset GI-ARS may be reduced with proper treatment, including supportive care (fluids and antibiotics) and LGFs like Amgen’s Neupogen®.

In September 2013, BARDA announced that it had entered into a vendor-managed supply agreement with Amgen to supply its LGF, Neupogen®, to the SNS as a treatment for H-ARS.  Although Neupogen® is an FDA-approved drug for neutropenia, it is not approved for H-ARS and would be used under an EUA.  The procurement of Neupogen® for the SNS is significant for 10150 and its potential role in the treatment of ARS.  A 2011 murine study conducted at Indiana University at the request of Japanese researchers confirmed that 10150 does not interfere with the positive effects of Neupogen® in H-ARS and the two products in combination were safe and well-tolerated.  More importantly, this study also demonstrated that treatment of H-ARS with Neupogen® exacerbates radiation damage to the lung, even at sub-lethal doses of radiation. Treatment with Neupogen® in combination with 10150 significantly reduced the lung damage.  We believe that the use of Neupogen® in treating H-ARS makes the use of 10150 crucial in managing the lung effects of acute radiation exposure.

When patients survive H-ARS and GI-ARS, respiratory failure becomes the major cause of death.   Research has shown that damage associated with the exposure to upper half body irradiation or total body irradiation is an acute, but delayed, onset of radiation pneumonitis (inflammation of lung tissue) followed by lung fibrosis (scarring caused by inflammation).The incidence of radiation pneumonitis rises very steeply at relatively low radiation doses. This is Lung-ARS, the syndrome that 10150 is being developed to treat.

We believe it is in the government’s interest in to provide care not only for survival from the short-term effects of radiation exposure following an event (e.g., H-ARS and GI-ARS), but also to provide care for the delayed effects of radiation exposure, such as Lung-ARS.  There are no current FDA-approved or EUA-approved therapies for Lung-ARS.  We believe 10150 is the only drug in advanced development with BARDA for Lung-ARS.

Pre-clinical studies

In a 2013 study run under the BARDA contract at the University of Maryland at Baltimore, a total of 120, CBA/J mice were exposed to 14.6 Gray of whole thorax lung irradiation (“WTLI”).  Four cohorts of animals were treated with daily doses of 5mg, 10 mg, 25 mg or 40 mg/kg of 10150 beginning 24 hours after exposure for a total for 28 days.  The results are shown in the table below.  Survival at six months post-exposure in the optimal treatment group of 25mg/kg of 10150 improved to 40 percent, compared to 10 percent survival in the radiation only group.  In addition, animals receiving 10150 showed significant protection of the lungs as measured by differences in wet lung weights and breathing frequency.  This study confirms previous studies in animals that demonstrate 10150’s protection of the lungs from radiation exposure.  We plan to publish the detailed results of the study with our research collaborators as soon as possible.

Treatment	Survival	Number of Animals
Radiation Only	10%	20
Radiation + 5 mg/kg AEOL 10150	16%	19
Radiation + 10 mg/kg AEOL 10150	16%	19
Radiation + 25 mg/kg AEOL 10150	40%	20
Radiation + 40 mg/kg AEOL 10150	30%	20

A number of other preclinical studies by Zeljko Vujaskovic, MD, PhD; Mitchell Anscher, MD, et al at Duke University have demonstrated the efficacy of 10150 in radioprotection of normal tissue.

In 2011, we announced positive results from study of 10150 and Neupogen® as combination therapy for treatment of ARS.  The study was conducted by Christie Orschell, PhD of Indiana University. The primary endpoint of the study was to determine drug-drug interactions between Neupogen® and 10150, as well as to monitor safety and tolerability of the two treatments given simultaneously. Results of the study confirmed that 10150 does not interfere with the positive effects of Neupogen® on the hematopoietic, or bone marrow, syndrome of Acute Radiation Syndrome (ARS), and the two products in combination were safe and well tolerated.  In 2012, we announced further data from this study, which demonstrated that treatment of the hematopoetic sub-syndrome of acute radiation syndrome (Heme-ARS) with Neupogen® exacerbates radiation damage to the lung. The study also confirmed that treatment with 10150 in combination with Neupogen® significantly reduced the lung damage.

The study entitled “Pilot Study to Test the Effects of Aeolus 10150 on Neupogen®-Induced ANC Recovery in Sub-Lethally Irradiated C57Bl/6 Mice” was initiated at the request of Shigetaka Asano, MD of Waseda University and Arinobu Tojo, MD, PhD and Tokiko Nagamura, MD at the Institute of Medical Science at the University of Tokyo to determine whether there would be any interference with the demonstrated efficacy of Neupogen® as a medical countermeasure against the hematopoietic complications of radiation exposure. In previous treatment of radiation accident victims at Tokai-mura, Dr. Asano and others were able to use Granulocyte Colony Stimulating Factor (G-CSF) and supportive care to enable victims of 8 to 12 Gy exposure to survive the hematopoietic (heme) syndrome. Unfortunately, these patients later died due to lung and multi-organ complications. As 10150 has shown separate efficacy against lung and GI complications in mice and in Lung-ARS in non-human primates, this study was undertaken to evaluate whether the Neupogen® and Aeolus 10150 compounds would be beneficial if used in tandem.

The use of Neupogen® or other G-CSFs or Neulasta® or other Granulocyte-Macrophage Colony Stimulating Factor (GM-CSF) products is recommended by the Radiation Emergency Assistance Center/Training Site (REAC/TS) at radiation exposures greater than 2 to 3 Gy to mitigate damage to the hematopoietic system. REAC/TS is a response asset of the U.S. Department of Energy and provides treatment capabilities and consultation assistance nationally and internationally. In animal studies G-CSF's have been shown to be effective in increasing survival at levels up to 7.5 Gy due to their positive effects on the hematopoietic damage created by radiation exposure.   BARDA began procuring Neupogen® and Sanofi-Aventis’ drug Leukine® for the Strategic National Stockpile in September 2013.

LGFs as a class have not demonstrated an effect on the two other major sub-syndromes -- GI and Lung. 10150 has demonstrated efficacy in treating the GI sub-syndrome in pilot studies conducted by NIH-NIAID, by protecting crypt cells and reducing diarrhea. More extensive studies of the drug in treating the pulmonary effects of radiation at Duke University and the University of Maryland have shown improved survival and enhanced lung function and improved histology at exposures up to 15 Gy in mice and 11.5 Gy in non-human primates. These exposure levels caused death in 100 percent of animals that were not treated with 10150. Studies at Duke University have also shown a significant survival advantage for animals treated with 10150 after 15 Gy upper half body irradiation, which causes lethal damage to both the GI tract and the lungs.

In summary, 10150 has consistently shown a protective effect against the harmful effects in radiation, including in particular when the drug is administered up to 24 hours after exposure.

Non- clinical studies

In 2010, we initiated a study to confirm the efficacy of 10150 as an MCM to nuclear and radiological exposure in non-human primates (“NHPs”). The study was designed to test the efficacy of 10150 as a treatment for Lung-ARS and to begin establishing an animal model that can be validated and could be utilized by the FDA for approval of an MCM for Pulmonary Acute Radiation Syndrome under the “Animal Rule”. The FDA “Animal Rule” enumerates criteria whereby the FDA can rely on animal efficacy data when “evidence is needed to demonstrate efficacy of new drugs against lethal or permanently disabling toxic substances when efficacy studies in humans, ethically cannot be conducted.” The criteria are discussed below.

Preliminary results from the study were reported during the fiscal year, showing that 10150 promotes survival in a non-human primate model of Lung-ARS. The primary objective of the study was to determine if 10150 could mitigate radiation-induced lung injury and enhance survival in rhesus macaques exposed to whole thorax lung irradiation (“WTLI”) and administered supportive care. Two cohorts of NHPs were exposed to 11.5Gy LINAC-derived photon radiation in the WTLI protocol. The control cohort had n=6 and 10150-treated cohort was n=7.This model showed 100% incidence of severe radiation-induced lung damage. 10150 was administered subcutaneously at 5mg/kg beginning at day 1 post WTLI and continued as a single, daily injection for 28 consecutive days. The final results were presented at the 14th International Congress of Radiation Research in Warsaw, Poland in September 2011.  Key findings in the study include:

1.
Exposure of the whole thorax to 11.5 Gy resulted in radiation-induced lung injury in all NHPs in the study and proved 100% fatal in the control animals, despite supportive care including dexamethasone. 11.5 Gy is, therefore, equal to or greater than the LD100/180dose for the WTLI model.

2.
10150, as administered in this pilot study (daily for 28 days at a dose of 5mg/kg subcutaneously), demonstrated potential efficacy as a mitigator against fatal radiation-induced lung injury.  Treatment with the drug resulted in 28.6% survival following exposure to a radiation dose that proved to be 100% fatal in the untreated control group.

3.
Serial CT scans demonstrated less quantitative radiographic injury (pneumonitis, fibrosis, effusions) in the 10150-treated cohort, suggesting that the drug reduces the severity of the radiographically detectable lung injury.

4.
Dexamethasone administration yielded a transient benefit on both clinical and radiographic evidence of pneumonitis.  The 10150 treated cohort required 1/3 less dexamethasone support due to reduced pulmonary injury in the 10150 treated group, resulting in less frequent clinical “triggers” (respiratory rate≥80) to treat with dexamethasone.

5.
The results of this pilot study are encouraging and suggest that treatment with 10150 results in reduced clinical, radiographic and anatomic evidence of radiation-induced lung injury, which also results in improved survival.  10150 merits further study as a post-exposure MCM against radiation-induced lung injury.

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

Clinical studies

We believe our two previous Phase I clinical studies can be utilized in any potential IND and New Drug Application (“NDA”) filing with the FDA for 10150 as an MCM for ARS. We do not have any clinical trials currently underway, but we are in the process of planning additional safety studies funded under the BARDA Contract, which we expect to commence in 2014.

Future Development Plans

Our objective is to develop 10150 as an MCM against Lung-ARS via the FDA’s “Animal Rule”. This development pathway requires demonstration of the key study efficacy parameter of 10150 treatment in two animal models relevant to the human radiation response and its treatment, demonstration of safety in humans, demonstration of relevant dosing and administration in humans, and clear identification of the mechanism of radiation-induced damage to the lung and its amelioration by the drug candidate.

10150 has several distinct advantages as an MCM, including the following:

•	Demonstrated survival increase in animal studies when administered 24 hours after exposure (P<0.05),
•	Demonstrated reduction in lung fibrosis in animal studies up to 24 hours post exposure (P<0.05),
•	Demonstrated histological improvement in lung tissue post-radiation exposure,
•	Addresses an unmet medical need as an MCM to Lung-ARS,
•	Established safety profile in both clinical and pre-clinical studies,
•	Subcutaneous self-administration possible by exposed individuals during emergency,
•	Rapid administration, allowing large numbers of patients to be treated quickly,
•	Stable for up to 4½ years at 0–8°C and 1 year at room temperature,
•	Requires no non-standard storage conditions (i.e., not photosensitive),
•	Currently in development as an adjunct to radiation therapy; if approved will provide a pre-existing distribution and stockpile resource at oncology centers in the event of a radiological emergency,
•	Demonstrated advantage when used in combination with Neupogen®,
•	Demonstrated potential as both a therapeutic and prophylactic,
•	Demonstrated potential to address multiple sub-syndromes of ARS,
•	Demonstrated potential to address sulfur mustard gas, phosgene gas, chlorine gas and nerve agent exposures.
•	Potential dual use as an adjunct treatment for cancer patients receiving radiation therapy, subject to separate FDA approval for this indication.

We believe that in order to file a NDA for Lung-ARS with the FDA, we will need to demonstrate efficacy in animal models and demonstrate product safety. We also plan to request Fast Track status for this indication. If the FDA accepts our Fast Track request, a rolling NDA submission process is enabled, a key step in achieving Priority Review. The FDA determines within 45 days of a company’s request, made once the complete NDA is submitted, whether a Priority or Standard Review designation will be assigned.  The Company plans to file the Lung ARS IND and Fast Track Request during the first half of 2014.

The FDA’s “Animal Rule” enumerates criteria whereby the FDA can rely on animal efficacy data when evidence is needed to demonstrate efficacy of new drugs against lethal or permanently disabling toxic substances when efficacy studies in humans cannot be ethically conducted. The criteria are as follows:

•	Knowledge of the mechanism of radiation-induced damage to the lung and its amelioration by the candidate drug.
•	Pharmacokinetic and pharmacodynamic analysis to provide information on relevant dose and administration schedule.
•	Direct correlation of key study parameters (e.g., survival or major morbidity) with the desired clinical benefit in humans.
•	Collection of efficacy data in two species relevant to the human radiation response and its treatment unless otherwise justified under GLP-compliant conditions.
•	A Phase I safety trial using the same product and formulation as used in the pivotal trial(s) is required.

Demonstrate Efficacy in Animal Models

Under the BARDA contract, we have developed and validated mouse and NHP models for Lung-ARS.  We have also presented these models to the FDA and they have concurred with our design and our development plan for demonstrating efficacy. We believe that the efficacy data produced in pivotal studies using validated models will provide the data required to demonstrate efficacy of 10150 at the dose and schedule proposed for licensure. A second criterion of the “Animal Rule” is that the models must be reflective of “real world” conditions to which a human is likely to be exposed. Our models have been designed to reflect these real world conditions.

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

Competition

Currently there are no FDA-approved drugs for the treatment of Lung-ARS. We are also not aware of any other drug candidates that have demonstrated the ability to protect the lungs from radiation given post-exposure, which we believe is a critical aspect of the development of an MCM against the effects of acute radiation syndrome.  We are also not aware of any drugs with large advanced development funding from BARDA for Lung-ARS.

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

Funding and Funding Options

On February 11, 2011, we signed a five-year, cost-plus contract with BARDA for the development of 10150 as a MCM against Lung-ARS (the “BARDA Contract”).  BARDA is the government agency responsible for the advanced development and purchase of medical countermeasures for chemical, biological, radiological and nuclear threats.  The contract funds the advanced development of 10150 through approval by the United States Food & Drug Administration (“FDA”) under the “Animal Rule.”  The Animal Rule allows for approval of drugs using only animal studies when human clinical trials cannot be conducted ethically.

Pursuant to the BARDA Contract we were awarded approximately $10.4 million for the base period of the contract (from February 2011 to April 2012). On April 16, 2012, we announced that BARDA had exercised two options under the BARDA Contract worth approximately $9.1 million. On September 17, 2013, we announced that BARDA had exercised $6.0 million in additional contract options, bringing the total exercised contract value to date to approximately $25.5 million.  We may receive up to an additional $92.9 million in options exercisable over the remaining years of the contract.  Options are exercised based on the progress of the development program, including the completion of clinical trials or manufacturing tasks under previously exercised options.  The final goal of the contract is to achieve FDA approval for 10150 and the development of commercial manufacturing capability.  In order to achieve these goals, we believe it will be necessary to exercise the majority of the options in the contract. We also believe that BARDA is likely to continue to exercise options as long as 10150 continues to demonstrate efficacy and safety in testing for Lung-ARS.  In the event we begin sales to the U.S. government under an EUA, we believe that BARDA is likely to exercise the majority of the remaining options under the contract.  One of the requirements of an EUA is that the development program continue towards the goal of FDA approval. If all of the options are exercised by BARDA, the total value of the contract would be approximately $118.4 million.

As of September 30, 2013, we were operating within the projected budget for the BARDA base period and exercised options. Further, stemming from operational efficiencies in the base and option periods, we have been able to add several additional program elements in each of the first two years of the contract and remain within the base period and two exercised option contract amounts.

Since we have been awarded the BARDA Contract, substantially all of the costs associated with the research and development of 10150 as a MCM for Lung-ARS have been covered by the BARDA Contract, and we expect such costs to continue to be covered by the BARDA Contract.  We believe that continued funding under the BARDA contract is primarily dependent on continued positive results with 10150 in animal studies and the general risks of doing business with the government.  See Risk Factors – “Risks Related to Our Dependence on U.S. Government Grants and Contracts.

10150 as a potential medical countermeasure against the effects of mustard gas

Overview

Sulfur mustards, of which sulfur mustard gas (“SM”) is a member, are a class of related cytotoxic, vesicant chemical warfare agents with the ability to form large blisters on exposed skin and cause pneumonitis and fibrosis in the lungs. In their pure form most sulfur mustards are colorless, odorless, viscous liquids at room temperature. When used as warfare agents they are usually yellow-brown in color and have an odor resembling mustard plants, garlic or horseradish. Mustard agents, including sulfur mustard, are regulated under the 1993 Chemical Weapons Convention. Three classes of chemicals are monitored under this Convention, with sulfur and nitrogen mustard grouped in the highest risk class, “schedule 1.” However, concerns about its use in a terrorist attack have led to resurgence in research to develop a protectant against exposure.

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

The NIH awarded a five-year, $7.8 million Center of Excellence grant to National Jewish Health and the University of Colorado Health Sciences Center, both in Denver, Colorado. This Center of Excellence was developed to focus on sulfur mustard toxicity in the lung and skin with the long-term goal to develop an effective treatment for mustard gas induced injury in lung and skin.10150 has been identified by the National Jewish Health Center of Excellence as a lead compound for its center, and research work there has been focused on further testing and studies of 10150.

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

Non-clinical studies

In July 2013, we announced that four separate studies conducted at USAMRICD using 85 rats and comparing 2 different 10150 dosing regimens conclusively demonstrated that 10150 improves survival against an LD60-70 sulfur mustard gas exposure. 10150 improved sulfur mustard gas survival up to 82% over 48 hours. The improvement in survival seen with 10150 treated animals after sulfur mustard gas exposure correlated with improvements in clinical scores, blood oxygenation and airway obstruction. The best improvements in survival and lung function occurred with the 10150 dosing regimen of 5 mg/kg body weight given every 4 hours by subcutaneous injection (p < 0.0004).

The primary endpoints in these studies were survival and blood oxygen saturation. Secondary endpoints included clinical scores, blood gas and histopathology for cast formations. 10150 or PBS was given to rats one hour after sulfur mustard vapor exposure and repeated every 4 or 8 hours. Forty-eight hours after exposure, lung edema was assessed by changes in the bronchoalveolar lavage (BAL) protein levels. At euthanasia, 48 hours after exposure, 10150 significantly improved (p < 0.0001) pulse oximetry, and 10150 treated rats had improved blood oxygenation throughout the study period. Treatment with 10150 also restored blood gas parameters to near normal levels, including: pO2 (p < 0.001), pCO2 (p < 0.0016) and pH (p < 0.0006). Finally, 10150 treatment reduced airway cast formation by 50% at 24 hours (p < 0.017).

In prior studies 10150 reduced lung edema (p < 0.05), decreased SM-induced increases in macrophages (p < 0.05) and epithelial cells in BAL fluid (p < 0.05). In all three measurements 10150 provided approximately 100 percent protection -- with levels approximating that of the control animals in the study. These results indicate that 10150 significantly improves survival and attenuates lung injury from mustard gas exposure and may provide an effective countermeasure against mustard gas-induced lung injury.

The first whole mustard gas study was completed in October 2009. In June 2010, National Jewish Health and Lovelace Respiratory Research Institute reported results from a second whole mustard study confirming that 10150 protects lungs from whole mustard gas exposure in rats. The two studies demonstrated that10150 protects lungs from whole mustard gas exposure in rats. The primary objective of the study was to determine whether administration of 10150, after exposure, reduces the severity of acute lung injury induced by mustard gas. 10150 was given to rats one hour after sulfur mustard exposure and repeated every 6 hours. Twenty-four hours after exposure, lung edema was assessed by changes in the BAL protein levels. 10150 significantly reduced (p<0.05) mustard gas-induced lung edema as measured by BAL protein levels. In addition, 10150 decreased SM-induced increase in the numbers of BAL neutrophils. These results indicate that 10150 can attenuate lung injury from mustard gas exposure and may provide an effective countermeasure against mustard gas-induced lung injury.

Future Development Plans

We plan to meet with the FDA in 2014 to discuss a pivotal rat study and a second animal model for this indication.  We expect to file an IND for the sulfur mustard, in the first half of 2014.   We also seek to launch the two pivotal efficacy studies required for approval by the FDA under the “Animal Rule” as well as complete the necessary safety studies as further described under the heading “10150 as a potential medical countermeasure against the effects of Pulmonary Acute Radiation Syndrome – Future Development Plans – Demonstrate Product Safety.”

Competition

There are currently no effective treatments for mustard gas exposure.

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

Funding Options

This development program to date has been funded under the NIH-CounterACT Program and we expect that future efficacy studies necessary for approval by the FDA, including the pivotal rat study and second animal model described above, will be funded by the NIH-CounterACT program.

10150 as a potential medical countermeasure against the effects of chlorine gas.

Overview

Chlorine gas is a toxic gas that inflicts airway injury through primary oxidative stress and secondary inflammation. Chlorine inhalation was recently used in terrorist/insurgent attacks on military and civilian populations and has caused numerous industrial, transportation, swimming pool, and household accidents, as well as deaths to members of the U.S. military in the past. Chlorine gas, also known as bertholite, was first used as a weapon in World War I. Chlorine gas was also used against the local population and coalition forces in the first Iraq War in the form of chlorine bombs.

One of the primary goals of the NIH-CounterACT program is to assist in the development of safe and effective medical countermeasures designed to prevent, diagnose, and treat the conditions caused by potential and existing chemical agents of terrorism and which can be added to the SNS. The SNS is maintained by the Centers for Disease Control and Prevention (“CDC”). The SNS now includes CHEMPACKS that are forward-deployed in secure, environmentally controlled areas throughout the United States available for rapid distribution in case of emergency.  CHEMPACKS were developed for threats like chemical and nerve gas where treatment must be administered in less than 24 hours and shipment of MCMs from SNS warehouse locations is not practicable.  The CDC has established a diagnostic response network for the detection of nerve agents, mustard, cyanide and toxic metals.

Worldwide, independent of warfare and chemical terrorism, chlorine is the greatest single cause of major toxic release incidents (16.Davis DS, Dewolf GB, Ferland KA, et al. Accidental Release of Air Toxins. Park Ridge, New Jersey: NDC; 1989:6-9.). In the U.S., there are about 5-6,000 exposures per year resulting in, on average, about one death, 10 major, 400-500 moderate, and 3-4,000 minor adverse outcomes. Chlorine gas causes damage to upper and lower respiratory tracts. While chlorine is an irritant, its intermediate water solubility may delay emergence of upper airway symptoms for several minutes. No specific beneficial therapies are available. 10150 has demonstrated a decrease in airway injury, inflammation, oxidative damage, hyperreactivity and cell proliferation after acute chlorine gas inhalation in mice, and therefore could be a possible beneficial therapy for chlorine gas inhalation injury to the airways.

Pre-clinical studies

Under a grant from NIH CounterACT, researchers from National Jewish Health and McGill University have completed a series of preliminary studies demonstrating that 10150 protects lungs from chlorine gas exposure in mice and rats. The primary objective of these studies was to determine whether administration of 10150, after exposure, reduces the severity of acute lung injury and asthma-like symptoms induced by chlorine gas. 10150 was given to mice at a 5 mg/kg subcutaneous dose one hour after chlorine gas exposure (100 ppm for 5 minutes) and repeated every 6 hours. Twenty-four hours after exposure, lung inflammation was assessed by changes in bronchoalveolar lavage (“BAL”) cellularity and neutrophil influx. 10150 significantly reduced (p<0.05, n=6/group) chlorine gas-induced lung inflammation as measured by BAL fluid cellularity levels by 40% that appeared to be due to limiting neutrophil influx. 10150 also significantly attenuated (p<0.05, n=6) the degree of asthma-like airway reactivity induced by chlorine gas exposure by 40%. These results indicate that 10150 can attenuate lung injury and asthma-like symptoms from chlorine gas exposure and may provide an effective countermeasure against chlorine gas-induced lung injury.

National Jewish Health replicated the mice studies previously conducted by McGill University in rats to determine whether 10150 mitigates lung damage due to chlorine gas exposure. In the study, 10150 significantly reduced protein, white blood cell, red blood cell, macrophage and neutrophil counts in Broncho-alveolar lavage fluid.

Future Development Plans

We plan to develop a second animal model and to launch the two pivotal efficacy studies required for approval by the FDA under the “Animal Rule.”  We believe that the safety and CMC work being done under the BARDA Lung-ARS further described under the heading “10150 as a potential medical countermeasure against the effects of Pulmonary Acute Radiation Syndrome – Future Development Plans” will be sufficient to satisfy the safety and CMC requirements for an NDA filing.

Competition

There are currently no effective treatments for chlorine gas exposure.

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

Funding Options

This development program to date has been funded under the NIH-CounterACT Program and we expect that future efficacy studies necessary for approval by the FDA will be funded by the NIH-CounterACT program.

AEOL 10150 as a potential medical countermeasure against the effects of nerve gas

Overview

Nerve agents, such as sarin gas, have been used in Syria, Iraq and Japan and pose a threat to civilian and military personnel.  Sarin gas exposure can cause pain, weakness, vomiting, diarrhea and changes in heart rate within minutes to 18 hours after exposure.  High levels of exposure can cause convulsions, paralysis, breathing problems and death.  BARDA classifies nerve agents as a priority threat.

10150 is the focus of a sponsored research grant awarded by the National Institutes of Health (NIH), National Institute of Neurological Disorders and Stroke (NINDS) and Office of the Director (OD) to the University of Colorado to test its potential efficacy as a MCM against nerve agents.

Pre-clinical studies

In September 2013, we announced that researchers, led by Dr. Manisha Patel at the University of Colorado, completed a pilot study demonstrating that 10150 provides neuroprotection, decreases oxidative stress, and significantly improves survival in rats exposed to pilocarpine – a surrogate for the nerve agents soman and sarin gas.  These data were presented at the 6th Annual CounterACT Countermeasures Against Chemical Threats Network Research Symposium in Washington, D.C.

The current standard of care for nerve agent exposure is Atropine® and benzodiazepines. In this study 10150 significantly improved the survival of animals exposed to pilocarpine.  Injection of 10150 sixty minutes after pilocarpine in the presence of standard therapy resulted in 100% survival and near complete inhibition of oxidative stress indices in the hippocampus. Detailed data is expected to be published in 2014.

Future Development Plans

On September 10th 2013, NIH-NINDS notified Dr. Patel that a total of $4.3 million had been awarded for her project titled “Neuroprotective Effects of AEOL 10150 against organophosphate toxicity.”  The research work will be conducted in Dr. Patel’s lab at the University of Colorado, National Jewish Health as well as at the USAMRICD.  Funding for this research has been awarded under a grant supported by the CounterACT Program, National Institutes of Health Office of the Director (NIH OD), and the NINDS

Competition

The current standard of care for nerve agent exposure is Atropine® and benzodiazepines. 10150 would be added to current standard of care to improve outcomes.  We believe that other companies are developing potential treatments for nerve gas, although it is difficult to evaluate their success unless data is announced publicly

However, in general, we face significant competition for U.S. government funding for both development and procurements of medical countermeasures for biological, chemical and nuclear threats, diagnostic testing systems and other emergency preparedness countermeasures. The U.S. federal government has currently allocated a significant amount of research funding to the development of countermeasures against bioterrorism. As a result, there are many drug candidates under development as a possible countermeasure against chemical threat agents.

Funding Options

This development program to date has been funded under the NIH-CounterACT Program and NINDS and we expect that future efficacy studies necessary for approval by the FDA will also be funded by the $4.3 million grant to Dr. Patel.

AEOL 10150 as a potential medical countermeasure against the effects of radiation on the gastro-intestinal tract

Overview

GI-ARS is an acute syndrome that develops following high-dose radiation exposure. The intestinal epithelium, a single layer of cells lining the surface of the GI lumen, is responsible for vital functions of nutrient absorption, maintaining fluid and electrolyte balance and protection of the body from bacteria, bacterial toxins and non-absorbed materials. The functional integrity of the GI system is maintained via incessant production of epithelial cells from specialized stem cells located in crypts at the base of the epithelial folds. High-dose, total-body irradiation can result in killing of the crypt stem cells and loss of the protective and absorptive epithelial barrier. There are no FDA-approved drugs or biologics to treat GI-ARS.

Pre-clinical studies

The NIH-NIAID’s Radiation/Nuclear Medical Countermeasures development program has also been testing 10150 as a countermeasure for GI-ARS through the Medical Countermeasures Against Chemical Threats (“MCART”) program. The studies are being funded by the NIAID and are designed to test the efficacy of 10150 as a treatment for damage to the GI tract due to exposure to radiation.

Preliminary results have demonstrated that 10150 can effectively increase regeneration of GI stem cells, reduce the severity and duration of diarrhea and improve survival when administered at 24 hours after doses of total-body irradiation that produce the lethal GI syndrome.

Future Development Plans

In collaboration with the NIH-NIAID, we are planning additional studies to continue testing 10150 for GI-ARS.  Upon completion of these studies we would need to demonstrate efficacy in animal models and demonstrate product safety based upon the FDA’s “Animal Rule”. We will also demonstrate product safety using the same product and formulation used in the animal efficacy trials and proposed for use in humans. Demonstration of safety includes preclinical demonstration of safety via the standard pre-clinical studies and analyses methods and Phase I safety trials sufficient to demonstrate product safety in the target patient population. We believe our safety studies previously completed as a therapy candidate for ALS and those to be performed under our Lung-ARS contract with BARDA will be more than adequate to demonstrate safety for this indication.

Competition

We are unaware of any compounds that protect crypt stem cells and that increase survival when given to animals exposed to radiation at levels greater than 10 Gy and given after exposure. There are several companies developing drug candidates that have shown efficacy when given prior to exposure or at lower levels of radiation.

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

Funding Options

Funding for the development of 10150 in GI-ARS is provided by NIH-NIAID through a broad grant program for the development of MCMs for ARS.  Grant funding is awarded directly to research facilities and does not flow through our financial statements.  The funding for 10150 in GI-ARS is not tied to a defined development plan, but is disbursed as each step in development is completed.  We believe continued funding is dependent on continued demonstration of efficacy in animal studies.

AEOL 10150 in Radiation Therapy

Overview

According to the American Cancer Society, cancer is the second leading cause of death by disease, representing one out of every four deaths in the United States. Approximately 572,000 Americans were expected to die of cancer in 2011. In 2012, about 1.6 million new cancer cases were expected to be diagnosed in the United States.  According to the Radiological Society of North America, about 50 to 60 percent of cancer patients are treated with radiation at some time during their disease.

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

As one example of radiation-induced damage to adjacent normal tissue, radiation therapy may injure pulmonary tissue either directly via generation of ROS or indirectly via the action on parenchymal and inflammatory cells through biological mediators such as TGF-β and pro-inflammatory cytokines. Since the discovery of SOD, it is apparent that these enzymes provide an essential line of defense against ROS. SODs and SOD mimics, such as 10150, act by catalyzing the degradation of superoxide radicals into oxygen and hydrogen peroxide. SODs are localized intra/extracellularly, are widely expressed throughout the body, and are important in maintenance of redox status (the balance between oxidation and reduction). Previous studies have demonstrated that treating irradiated animal models with SOD delivered by injection of the enzyme through liposome/viral-mediated gene therapy or insertion of human SOD gene can ameliorate radiation therapy-induced damage. For an illustrative example of the radiation therapy reaction see Figure 9.

Figure 9

Figure 9 above shows the dual mechanism of action of radiation therapy and the application of 10150 to the process.

In vitro studies have demonstrated that 10150 reduces the formation of lipid peroxides, forms of ROS, and that it inactivates biologically important ROS molecules such as superoxide, hydrogen peroxide and peroxynitrite. 10150 inactivates these ROS by one or two electron oxidation or reduction reactions in which the oxidation state of the manganese moiety in 10150 changes. 10150 is not consumed in the reaction and it continues to inactivate such ROS molecules as long as it is present at the target site. Preclinical models and human safety studies suggest 10150 is not metabolized in the body and is excreted in feces and urine.

Pre- clinical studies

Figure 10

Figure 10.Relative tumor volumes of human prostate tumor implants in nude mice: Implants of well-vascularized PC3 tumors were grown to substantial size prior to receiving fractionated radiation (5 Gy daily for three days).10150 (7.5 mg/kg/bid) was administered subcutaneously commencing on the first day of irradiation and continued for 20 days. Other groups of mice received either no irradiation, irradiation only or 10150 without irradiation.

Due to the similar mechanisms of actions between radiation therapy (in oncology) and radiation exposure (from nuclear events), we believe that the pre-clinical studies performed for the development of 10150 as a potential medical countermeasure against the effects of Lung-ARS, as described herein, also provide support for the development of 10150 in oncology, to be used in combination with radiation therapy.

We have performed several additional studies specifically for this indication to ensure the use of an antioxidant in radioprotection of normal adjacent tissue does not interfere with the efficacy of tumor radiotherapy. A number of preclinical, in vivo studies have addressed this issue and have demonstrated that 10150 does not negatively impact tumor radiotherapy.

In one study (Vujaskovic, et al. of Duke University), human prostate tumors (PC3) grown in nude mice to substantial size were irradiated with 5 Gy per day for 3 days for a total of 15 Gy. 10150 at 7.5 mg/kg/bid was administered subcutaneously on the first day of radiation and continued for either of two time courses: when tumor volume reached 5 times the initial volume or for twenty days. The receding tumor volume curves for irradiation only and for irradiation plus 10150 demonstrated no difference.  Therefore 10150 did not interfere with the radiation effect on prostate tumors.

In another study of prostate cancer tumors (Gridley, et al of Loma Linda University), mouse prostate cancer cell line RM-9 was injected subcutaneously into C57/Bl6 mice, followed by up to 16 days of 10150 delivered intraperitonealy at 6 mg/kg/day. On day seven, a single dose of radiation (10 Gy) was delivered. Therefore, the mice received compound for seven days prior to radiation. The results of this study demonstrated that 10150 does not protect the prostate tumor against radiation, however, 10150 showed a trend towards increasing the effectiveness of the radiation treatment. The primary effect appears to be in down-regulation of radiation induced HIF-1 expression and VEGF and up-regulation of IL-4. Thus, 10150, through its down-regulation of VEGF, may inhibit formation of blood vessels (i.e., angiogenisis) required for tumor re-growth and protects normal tissues from damage induced by radiation and chemotherapy.

In another study (Vujaskovic, et al. of Duke University), mice were implanted with human NSCLC tumors and treated with all potential combinations of paclitaxel, radiation and 10150 to determine the impact on tumor growth.  The results showed that 10150 did not impact the effects of either radiation therapy or paclitaxel.  Further, the study indicated that the greatest impact in inhibiting tumor growth was with the regimen that included all three courses of treatment, radiation, paclitaxel and10150.

Figure 11

Figure 11 above measures tumor volume against time after implantation of RM-9 tumor cells and shows that 10150 treatment resulted in inhibition of tumor re-growth in a study performed by Dr. Gridley of Loma Linda University. Daily intraperitoneal injections of 10150 were initiated on day 1.At 12 days, approximately one half of each tumor-bearing group and control mice with no tumor were euthanized for in vitro analyses; remaining mice/group were followed for tumor growth and euthanized individually when maximum allowed tumor volume was attained. Each point represents the mean +/- standard error of the mean. Two-way analysis of the variance for days 8 to 14 revealed that group and time had highly significant main effects (Ps<0.001) and a group x time interaction was noted (P<0.001).

Figure 12

Figure 12 above shows the HIF-1 Expression in prostate tumors and the impact of the treatment of 10150 in a study by Dr. Gridley of Loma Linda University.

Figure 13

Figure 13 above shows impact on tumor growth in mice that were implanted with human NSCLC tumors and treated with all potential combinations of paclitaxel, Radiation and 10150.

In summary, the data obtained in these preclinical studies suggest that the post-irradiation, long-term delivery of 10150 may be protective against radiation-induced lung injury, as assessed by histopathology and immunohistochemistry. Oxidative stress, inflammation and hypoxia, which play important roles in the pathogenesis of radiation mediated fibrosis, were shown to be reduced in animals treated with higher doses of 10150. Studies have also shown that 10150 does not adversely impact tumor response to radiation therapy. Thus, treatment with 10150 does not significantly protect tumors from the cell killing effects of radiation therapy. This combined with other studies that have shown that 10150 significantly prevents radiation induced normal tissue injury suggests that 10150 has the potential to achieve protection of normal tissue without protection of tumor tissue.  Additionally, it appears the down-regulation of radiation induced HIF-1 expression and VEGF and up-regulation of IL-4 may provide additional anti-tumor effects. Thus, 10150, through its down-regulation of VEGF, may inhibit formation of blood vessels required for tumor re-growth, while protecting normal tissues from damage induced by radiation and chemotherapy.

Future Development Plans

We are leveraging the significant investment made by U.S. government agencies to develop this promising compound for use in oncology indications, where it would be used in combination with chemotherapy and radiation therapy, and is currently in development for use as both a therapeutic and prophylactic drug. Data has already been published showing that 10150 does not interfere with the therapeutic benefit of radiation therapy in prostate and lung cancer preclinical studies.

In 2014, we expect to initiate a safety study in healthy normal volunteers funded under the BARDA Contract.  Upon the successful completion of the Phase I study and approval of its protocol by the FDA and the appropriate IRBs, we expect to begin a Phase II study in cancer patients receiving radiation therapy.  A specific indication has not yet been chosen, however, we are considering esophageal, prostate, head and neck and NSCLC patients.

Competition

There are currently three drugs approved for the treatment of the side effects of radiation therapy. We do not believe that any of these drugs directly competes with 10150 in terms of mechanism of action or targeted therapeutic benefit when used in combination with radiation therapy.

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

Funding Options

Substantially all of our costs associated with the CMC and toxicology necessary for the oncology indications, plus human safety studies in humans, have been covered by the BARDA Contract. We expect such costs to continue to be covered by the BARDA Contract unless BARDA chooses not to exercise its options under the BARDA Contract.  In such a circumstance, we would need to raise additional capital, or partner with another firm, in order to complete the non-clinical and safety programs related to Lung-ARS noted above. We will need to internally fund the human efficacy programs in oncology, as well as any non-clinical studies that may be necessary for specific oncology indications.  We may still raise capital through other sources even if BARDA exercises additional options under the BARDA Contract.  It may be possible to include cancer patients receiving radiation therapy in our safety studies under the BARDA contract, although there can be no guarantee of this.  The use of cancer patients as well as healthy normal volunteers in the safety study has been suggested by the FDA in correspondence from our June 2012 meeting.

10150 Clinical Development Program to Date

10150 has been tested for safety, tolerability and pharmacokinetics with no serious or clinically significant adverse effects observed. To date, 38 patients have received 10150 in three clinical trials designed to test the safety and tolerability of the drug candidate.

In September 2005, we completed a multi-center, double-blind, randomized, placebo-controlled, Phase I clinical trial. This escalating-dose study was conducted to evaluate the safety, tolerability and pharmacokinetics of 10150 administered by twice daily subcutaneous injections in patients with ALS.

In the Phase Ia study, 4-5 patients diagnosed with ALS were placed in a dosage cohort (3 or 4 receiving 10150 and 1 receiving placebo).Each dose cohort was evaluated at a separate clinical center. In total, seven separate cohorts were evaluated in the study, and 25 ALS patients received 10150.Based upon an analysis of the data, it was concluded that single doses of 10150 ranging from 3 mg to 75 mg were safe and well tolerated. In addition, no serious or clinically significant adverse clinical events were reported, nor were there any significant laboratory abnormalities. Based upon extensive cardiovascular monitoring (i.e., frequent electrocardiograms and continuous Holter recordings for up to 48 hours following dosing), there were no compound-related cardiovascular abnormalities.

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

In October 2006, we completed a multi-center, double-blind, randomized, placebo-controlled, Phase Ib clinical trial. This multiple dose study was conducted to evaluate the safety, tolerability and pharmacokinetics of 10150 administered by subcutaneous injection and infusion pump in patients with ALS. Under the multiple dose protocol, three groups of six ALS patients (four receiving 10150 and two receiving placebo) were enrolled.

The Phase Ib study was conducted at five academic clinical ALS centers. Male and female ALS patients, 18 to 70 years of age, who were ambulatory (with the use of a walker or cane, if needed) and capable of orthostatic blood pressure assessments were enrolled in the study. Clinical signs/symptoms, laboratory values, cardiac assessments and pharmacokinetics (PK) were performed.

Based upon an analysis of the data, it was concluded that multiple doses of 10150 for a period of six and one half consecutive days in the amount of 40 mg per day, 60 mg per day and 2 mg per kilogram per day were safe and well tolerated. No serious or clinically significant adverse events were reported or observed. The most frequent adverse events related to study compound were injection site observations related to compound delivery. There were no significant laboratory abnormalities. Based upon extensive cardiovascular monitoring (i.e., frequent electrocardiograms and continuous Holter recordings throughout the six and one half days of dosing), there were no compound-related cardiovascular abnormalities.

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

•	From 48 hours to the end of the infusion, the plasma concentrations of 10150 during the infusion showed little variability, indicating a smoother delivery of the drug than with twice-daily injections.

During 2008, we completed a follow-on Phase I open label compassionate use multiple dose study of 10150 in a patient diagnosed with progressive and debilitating amyotrophic ALS. The study was conducted at the University of California, Los Angeles by Martina Wiedau-Pazos, M.D., and was designed to evaluate the safety and efficacy of 10150 in an ALS patient over an extended period of time. The patient received a subcutaneous injection of 75mg of 10150 two times each day for 34 days. Efficacy and safety data was monitored for the duration of the study. The primary objective of this study was to assess the clinical efficacy of 10150 with respect to the patient’s baseline assessment of functional status. Secondary objectives included the assessments of muscle strength, respiratory function, quality of life and safety. The patent’s baseline efficacy results were an ALS Functional Rating Scale (“ALSFRS-R”) rating of 19, Muscle strength Manual Muscle Testing Scale (“MMTS”) of 68 and a forced vital capacity (“FVC”) of 30%. The patient’s results after 2 months were an ALSFRS-R rating of 22, a MMTS rating of 86 and an FVC of 28%. It should be noted that the subject began using breathing assistance (BiPAP) approximately two weeks after the study started. The patient discontinued treatment due to nausea and moderately increased liver transaminases. Other drug-associated adverse events included mild skin irritation at the injection site and mild urine discoloration.

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

AEOL 11207 is patent-protected and has the same chemical core structure as 10150. Because of this common structural feature, it is anticipated that AEOL 11207 may evidence substantially the same safety profile in clinical evaluations as observed with 10150, making clinical trial design and testing of AEOL 11207 more robust and facile. Furthermore, all of our compounds evidence the ability to scavenge and decrease ROS and reactive nitrogen species (RNS), all of which are implicated in a variety of CNS diseases.

Funding Options

The University of Colorado, our research provider for the development of AEOL 11207 for the treatment of Parkinson’s Disease, received a grant from the Michael J. Fox Foundation to further test AEOL 11207 and several of our other compounds, including AEOL11203, and AEOL1114B,.  We expect the work under the Michael J. Fox grant to be completed by the middle of 2014.

Contracts and Grants

We seek to advance development of our drug candidates through external funding arrangements. We may slow down development programs or place them on hold during periods that are not covered by external funding. We have received external funding awards for the development of 10150 as an MCM for Lung-ARS, GI-ARS, mustard gas and chlorine gas exposure from the NIH.

BARDA Contract; Background and Recent Developments

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

On February 11, 2011, we signed a five-year, cost-plus contract with BARDA for the development of 10150 as a MCM against Lung-ARS (the “BARDA Contract”).  BARDA is the government agency responsible for the advanced development and purchase of medical countermeasures for chemical, biological, radiological and nuclear threats.  The contract fully funds the advanced development of 10150 through approval by the FDA under 21 CFR Part 314 Subpart I and Part 601 Subpart H (the “Animal Rule.”)  The Animal Rule allows for approval of drugs using only animal studies when human clinical trials cannot be conducted ethically.

We were awarded approximately $10.4 million in the base period of the contract. On April 16, 2012, we announced that BARDA had exercised two options under the BARDA Contract worth approximately $9.1 million. On September 17, 2013, we announced that BARDA had exercised $6.0 million in additional contract options, bringing the total exercised contract value to date to approximately $25.5 million.  We may receive up to an additional $92.9 million in options exercisable over the remaining years of the contract. If all of the options are exercised by BARDA, the total value of the contract would be approximately $118.4 million.

 Pursuant to the Statement of Work in the BARDA Contract, we expect to provide the data necessary for filing an application for an EUA in the second half of 2014.  An EUA would make it possible for BARDA to begin procuring 10150 for the strategic national stockpile. Procurements from BARDA may result in significant revenues, and profitability, for Aeolus.

Activities under the contract to date include animal efficacy studies, animal model development with radiation survival curve studies, dosing studies, bulk drug manufacturing, bulk drug and final drug product manufacturing, validation testing, compliance studies, stability studies and the filing of an orphan drug status application and a fast track designation application with the FDA.

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

On March 16, 2011, we and the Office of Research and Development of the University of Maryland, Baltimore (“UMB”) entered into a Sub-award Agreement, pursuant to which we engaged UMB to, among other things, develop a whole thorax lung irradiation model for use in studies supporting the licensure of 10150. The Sub-award Agreement is a fixed fee agreement inclusive of all direct and indirect costs. As a result of the contract modification and no-cost extension with BARDA mentioned below, the term of the Sub-award Agreement will continue through at least June 30, 2014.

On February 14, 2012, the Aeolus team presented the results and deliverables that had been produced during the first twelve months under the base period of the BARDA Contract at an “In-Progress Review” meeting with BARDA, and requested the exercise of additional contract options, which contain additional key items required in the advanced development of 10150.

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

On April 16, 2012, we announced that BARDA had exercised two contract options worth approximately $9.1 million. BARDA's exercise of the options was in response to the presentation of the deliverables and progress made under the contract at the meeting on February 14, 2012. Among the key items in the options BARDA exercised are animal efficacy studies, mechanism of action research and manufacturing and process validation work. All of these items build off of work successfully completed during the first twelve months of the contract base period. The contract is designed to produce the data necessary for an approval under the FDA “Animal Rule” and for a potential Emergency Use Authorization (EUA). An approval or EUA would allow the federal government to buy 10150 for the Strategic National Stockpile under Project Bioshield. Project Bioshield is designed to accelerate the research, development, purchase and availability of effective medical countermeasures for the Strategic National Stockpile.

On November 7, 2012, we and the Office of Research and Development of the University of Maryland, Baltimore (“UMB”) entered into a Sub-award Agreement, pursuant to which we engaged UMB to, among other things, perform mouse studies supporting the licensure of 10150. Prior to this agreement, our mouse studies had been conducted at Duke University.  In 2012, the research team at Duke responsible for conducting the studies moved to UMB.  The Sub-award Agreement is a fixed fee agreement inclusive of all direct and indirect costs. As a result of the contract modification and no-cost extension with BARDA mentioned above, the term of the Sub-award Agreement will continue through at least June 30, 2014.

On July 29, 2013, Aeolus presented the results and deliverables that had been produced during the first 28 months of the contract at an "In-Progress Review" meeting with BARDA, and requested the exercise of additional contract options.

On September 17, 2013 we announced that BARDA had exercised $6.0 million in additional options under the contract. The options that BARDA exercised will fund our IND filing for AEOL-10150 as a treatment for Lung-ARS, additional animal efficacy studies designed to optimize timing and duration of dosing and the continued development of large-scale GMP manufacturing capability to meet potential future demand.  When combined with our ongoing studies in non-human primates and our completed work in GMP manufacturing development, these options will help Aeolus meet the requirements for a pre-EUA filing for AEOL-10150 in 2014.

As of September 30, 2013, the total contract value exercised by BARDA under the BARDA Contract is $25.5 million.

Collaborative and Licensing Arrangements

Duke Licenses

Pursuant to our license agreements with Duke, we have obtained exclusive worldwide rights from Duke to products using antioxidant technology and compounds developed by Dr. Irwin Fridovich and other scientists at Duke.  The license from Duke covers, among other items, AEOL11203, AEOL11207 and some of the intellectual property related to 10150.  We are obligated under the licenses to pay Duke royalties ranging in the low single digits of net product sales during the term of the Duke licenses, and we must make payments upon the occurrence of certain development milestones in an aggregate amount of up to $2,000,000. In addition, we are obligated under the Duke licenses to pay patent filing, prosecution, maintenance and defense costs. The Duke licenses are terminable by Duke in the event of breach by us and otherwise expire when the last licensed patent expires.

National Jewish Medical and Research Center and National Jewish Health

We have obtained an exclusive worldwide license from the National Jewish Medical and Research Center (“NJMRC”) to develop, make, use and sell products using proprietary information and technology developed under a previous Sponsored Research Agreement within the field of antioxidant compounds and related discoveries.  The license from NJMC covers, among other items, the composition of matter for 10150 and some use patents related to alkylating and vesicant agents.  We must make milestone payments to the NJMRC in an aggregate amount of up to $250,000 upon the occurrence of certain development milestones. Our royalty payment obligations to the NJMRC under this license agreement are in the low single digits of net product sales. We are also obligated to pay patent filing, prosecution, maintenance and defense costs. This NJMRC license agreement is terminable by the NJMRC in the event of breach and otherwise expires when the last licensed patent expires.

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

Research and Development Expenditures

Expenditures for research and development activities were $3,360,000 and $6,468,000 during the years ended September 30, 2013 and 2012, respectively. Research and development expenses for fiscal 2013 and 2012 related primarily to the advancement of our lead compound, 10150.

Manufacturing

We currently do not have the capability to manufacture any of our drug candidates on a commercial scale. Materials for non-clinical and clinical studies are produced under contract with third parties.  To date, we have partnered with JMPS for the manufacture of our active pharmaceutical ingredients.  JMPS is a 200 year old company that is a global supplier of active pharmaceutical ingredients, fine chemicals and other specialty chemical products and services to a wide range of chemical and pharmaceutical industry customers and industrial and academic research organizations.  JMPS is a leader in the manufacture of metal-based pharmaceutical products.

Commercialization

If BARDA elects to procure 10150 pursuant to an EUA, as described above, or after FDA approval, it may be possible for us to generate significant sales revenue without the need of raising significant funds to build a commercial organization.  Depending on the size of those procurements, and assuming the successful development and FDA approval of our compounds in other, non-biodefense indications, we may have sufficient financial resources to internally fund the building of a commercial organization.  However, in the event procurements from BARDA are not made, and assuming successful development and FDA approval of one or more of our compounds, to successfully commercialize our catalytic antioxidant programs, we must seek corporate partners with expertise in commercialization or develop this expertise internally. However, we may not be able to successfully commercialize our catalytic antioxidant technology, either internally or through collaboration with others.

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

We analyze the biodefense market in three segments; the United States civilian market, United States military market and non U.S. markets, with the U.S. government funding representing the vast majority of the worldwide market. According to the Center for Biosecurity at the University of Pittsburgh Medical Center the U.S. government’s biodefense military and civilian spending approximated $8 billion in fiscal 2009 and has averaged around $5.5 billion from fiscal years 2001 to 2009.

•
U.S. Civilian: The U.S. civilian market includes funds to protect the U.S. population from biological agents and is largely funded by the Project BioShield Act of 2004 (“Project BioShield”). Project BioShield is the U.S. government’s largest biodefense initiative. Project BioShield was extended through the Pandemic All Hazards and Preparedness Reauthorization Act of 2013, which authorized BARDA to administer a Special Reserve Fund of $2.8 billion for MCM procurement.

•
U.S. Military: The DoD is responsible for the development and procurements of countermeasures for the military segment, which focuses on providing protection for military personnel and civilians who are on active duty.

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

The Pandemic and All-Hazards Preparedness Act (“PAHPA”), passed in 2006, established BARDA as the agency responsible for awarding procurement contracts for biomedical countermeasures and providing development funding for advanced research and development in the biodefense arena, and supplements the funding available under Project BioShield for chemical, biological, radiological and nuclear countermeasures, and provides funding for infectious disease pandemics. Funding for BARDA is provided by annual appropriations by Congress. Congress also appropriates annual funding for the CDC for procurements of medical assets and countermeasures for the SNS and for NIAID to conduct biodefense research. This appropriation funding supplements amounts available under Project BioShield.

The Pandemic and All-Hazards Preparedness Reauthorization Act (“PAHPRA”), passed in 2013, extended the programs started under Project BioShield and PAHPA.  PAHPRA authorized a $2.8 billion Special Reserve Fund to be administered by BARDA for the purpose of procuring MCMs for the SNS.  Currently, the U.S. government may, at its discretion, purchase critical biodefense products for the SNS prior to FDA approval based on the EUA route enabled under the Project BioShield legislation.

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

Although this provision permits the Secretary of HHS to circumvent the FDA approval process, its use would be limited to emergency circumstances.

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

In addition, we face significant competition for U.S. government funding for both development and procurements of medical countermeasures for biological, chemical and nuclear threats, diagnostic testing systems and other emergency preparedness countermeasures. The U.S. federal government has currently allocated a significant amount of research funding to the development of countermeasures against the effects of radiation exposure. As a result, there are many drug candidates and products under development as a possible countermeasure against the effects of radiation exposure.

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

As of December 20, 2013, our catalytic antioxidant small molecule technology base is described in 12 issued United States patents and five United States pending patent applications. These patents and patent applications belong in whole or in part to Duke or the NJH and are licensed to us. These patents and patent applications cover soluble manganic porphyrins as antioxidant molecules as well as targeted compounds obtained by coupling such antioxidant compounds to molecules that bind to specific extracellular elements. The pending U.S. patent applications and issued U.S. patents include composition of matter claims and method claims for several series of compounds. Corresponding international patent applications have been filed, 88 of which have issued, and one of which has been allowed as of December 20, 2013.  Our 12 issued US patents will expire between 2015 and 2023.

On November 22, 2013, we filed a provisional patent application with the United States Patent and Trademark Office entitled “Synthesis and Formulation of Porphyrin Compounds.”  The filing was for brand new patents for synthesis, formulation and pharmaceutical composition of 10150 and other porphyrin compounds.  If granted, these new patents could substantially extend the term of patent protection for 10150 beyond the current composition of matter claims.

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
•
adequate and well-controlled Phase I clinical trials, which typically involves normal, healthy volunteers. The tests study a drug candidate’s safety profile, including the safe dosage range. The studies also determine how a drug is absorbed, distributed, metabolized and excreted as well as the duration of its action;

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

Preclinical testing includes laboratory evaluation and characterization of the safety and efficacy of a drug and its formulation. Preclinical testing results are submitted to the FDA as a part of an IND, which must become effective prior to commencement of clinical trials. Clinical trials are typically conducted in three sequential phases following submission of an IND. Phase I represents the initial administration of the drug to a small group of humans, either patients or healthy volunteers, typically to test for safety (adverse effects), dosage tolerance, absorption, distribution, metabolism, excretion and clinical pharmacology, and, if possible, to gain early evidence of effectiveness. Phase II involves studies in a small sample of the actual intended patient population to assess the efficacy of the drug for a specific indication, to determine dose tolerance and the optimal dose range and to gather additional information relating to safety and potential adverse effects. Once an investigational drug is found to have some efficacy and an acceptable safety profile in the targeted patient population, Phase III studies are initiated to further establish clinical safety and efficacy of the therapy in a broader sample of the general patient population, in order to determine the overall risk-benefit ratio of the drug and to provide an adequate basis for any physician labeling. During all clinical studies, we must adhere to good clinical practices (“GCPs”) standards. The results of the research and product development, manufacturing, preclinical studies, clinical studies and related information are submitted in an NDA to the FDA.

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

In addition, because some of our drug candidates are intended for the treatment of diseases that may result from acts of bioterrorism, they may be subject to the specific legislation and regulation described above under “Project BioShield and the Pandemic and All-Hazards Preparedness Act” and “Legislation and Regulation Related to Bioterrorism Counteragents.”

Regulations Regarding Government Contracting

We are a government contractor in the United States and we may become a government contractor elsewhere which would mean that we would be subject to various statutes and regulations that govern procurements of goods and services by agencies of the United States and other countries, including the Federal Acquisition Regulation. These governing statutes and regulations can impose stricter penalties than those normally applicable to commercial contracts, such as criminal and civil damages liability and suspension and debarment from future government contracting. In addition, pursuant to various statutes and regulations, our government contracts may be subject to unilateral termination or modification by the government for convenience in the United States and elsewhere, detailed auditing requirements and accounting systems, statutorily controlled pricing, sourcing and subcontracting restrictions and statutorily mandated processes for adjudicating contract disputes.

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

ARCA biopharma, Inc. is developing bucindolol under the trade name Gencaro as a beta-blocker and mild vasodilator for the treatment of atrial fibrillation in patients with heart failure and left ventricular dysfunction. ARCA biopharma, Inc. is headquartered in Broomfield, Colorado.  The future development of Gencaro is uncertain.  In the event that Gencaro is approved for sale, however, we may be owed royalties on sales.  There can be no guarantees, however, that Gencaro will ever be approved or sold or achieve sufficient revenues to generate royalties.

Employees

At December 20, 2013, we had four full-time employees and no part time employees. None of our employees is represented by a labor union. In addition to our employees, we utilize a team of consultants and subcontractors to perform key functions for us.

Executive Officers

Our executive officers and their ages as of December 20, 2013 were as follows:

Name	Age	Position(s)

David Cavalier	44	Chairman of the Board, Chief Financial Officer
John L. McManus	49	President and Chief Executive Officer

David C. Cavalier has been the Chairman of our Board since April 30, 2004, and became our full time employee in November 2009. In June 2013, he became Chief Financial Officer.  Since 2001, he has been a Principal and the Chief Operating Officer of Xmark Opportunity Partners, LLC, a manager of a family of private investment funds. From 1995 to 1996, Mr. Cavalier worked for Tiger Real Estate, a $785 million private investment fund sponsored by Tiger Management Corporation. Mr. Cavalier began his career in 1994 in the Investment Banking Division of Goldman, Sachs & Co. working on debt and equity offerings for public and private real estate companies. He received a B.A. from Yale University and an M.Phil. from Oxford University.

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

Item 1A.Risk Factors.

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

We have incurred significant historical losses and we had an accumulated deficit of approximately $183,922,000 as of September 30, 2013. During the years ended September 30, 2013 and 2012, we incurred a loss of $510,000 and a gain of $4,069,000, respectively, to our warrant liability related to outstanding warrants, which are non-cash items and do not impact our financial operations or cash needs. Our operating losses have been due primarily to our expenditures for research and development on our drug candidates and for general and administrative expenses and our lack of significant, or sufficient, revenues to offset all of the expenditures. We are likely to continue to incur operating losses until such time, if ever, that we generate significant recurring revenues from product sales, whether to the U.S. government for the Strategic National Stockpile or to the general healthcare community for commercial indications, like oncology, epilepsy or Parkinson’s disease. We anticipate it will take a minimum of two years (and possibly longer) for us to generate recurring revenues. We expect that it will take at least that long before the development of any of our licensed, or other current potential, products is completed, marketing approvals are obtained from the FDA and commercial sales of any of these products can begin, or that we might receive a procurement from the U.S. Government under an Emergency Use Authorization or Animal Rule Approval.

We may need substantial additional funding to continue our operations and may be unable to raise capital when needed, or at all, which would force us to delay, curtail or eliminate our clinical programs and our product development programs.

We may need to raise substantial additional capital to fund human clinical trials and continue our research and development, unless and until we receive a procurement of sufficient size from the U.S. Government for the Strategic National Stockpile. In addition, we may need to raise substantial additional capital to enforce our proprietary rights, defend, in litigation or otherwise, any claims that we infringe third party patents or other intellectual property rights; and commercialize, for non-government related indications, any of our products that may be approved by the FDA or any international regulatory authority.

On February 19, 2013 and March 4, 2013, the Company entered into Securities Purchase Agreements with certain accredited investors.  Under the terms of the agreements, the Company received approximately $3,616,000 in gross proceeds in exchange for the issuance of common stock and warrants.  As of September 30, 2013, we had cash of approximately $869,000. Currently, our monthly cash requirements to operate our business that are not reimbursed under the BARDA Contract are approximately $100,000.  To the extent we do not have sufficient cash to fund our working capital requirements, we may not be able to pay our payables timely, which may cause vendors to cease providing services to us.

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

In its audit opinion issued in connection with our consolidated balance sheets as of September 30, 2013 and 2012 and our consolidated statements of operations, stockholder’s equity and cash flows for the years ended September 30, 2013 and 2012, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern given our recurring net losses, negative cash flows from operations and working capital deficiency. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue in existence.

We have a history of operating losses and expect to continue to incur substantial losses and may never become profitable.

We have no products approved for commercialization in the United States or abroad. Our drug candidates are still being developed, and all but 10150 are still in early stages of development. Our drug candidates will require significant additional development, clinical trials, regulatory clearances or approvals by the FDA and additional investment before they can be commercialized in the United States.

Our likelihood of achieving profitability will depend on numerous factors, including success in:

●	developing our existing drug candidates and developing and testing new drug candidates;

●	protecting our intellectual property

●	establishing our competitive position;

●	achieving third-party collaborations;

●	receiving regulatory approvals;

●	manufacturing and marketing products; and

●	receiving government funding and identifying new government funding opportunities.

Many of these factors will depend on circumstances beyond our control. We may not achieve sufficient revenues for profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, then our business, results of operations, financial condition and cash flows will be materially and adversely affected.

As of September 30, 2013, we had an accumulated deficit of $183,922,000 from our research, development and other activities. We have not generated material revenues from product sales and do not expect to generate product revenues sufficient to support us for at least several more years.  As a result, we may not be successful in obtaining sufficient financing on commercially reasonable terms, or at all. Our requirements for additional capital may be substantial and will be dependent on many factors, including the success of our research and development efforts, our ability to commercialize and market products, our ability to successfully pursue our licensing and collaboration strategy, the receipt of government funding, competing technological developments, costs associated with the protection of our intellectual property and any future change in our business strategy.

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

We face intense competition in our development activities. Many of our competitors are fully integrated pharmaceutical companies, biotechnology companies or more established bioterrorism product companies, which have substantially greater financial, technical, sales and marketing and human resources than we do. These companies might succeed in obtaining regulatory approval for competitive products more rapidly than we can for our products. In addition, competitors might develop technologies and products that are less expensive and perceived to be safer or more effective than those being developed by us, which could impair our product development and render our technology obsolete.

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

If BARDA opts not to exercise its options under the BARDA Contract, we would be dependent upon grants from NIH for continued development of 10150 for Lung-ARS, or we would need to curtail our development program in this area significantly and we may be placed at a competitive disadvantage in addressing this market opportunity.

During the fiscal years ended September 30, 2013 and 2012, we received 100% of our revenues from our agreement with BARDA, for the development of 10150 as a MCM against Lung-ARS. These revenues have funded some of our personnel and other R&D costs and expenses. Pursuant to the BARDA Contract, we received approximately $10.4 million under the base period of the contract from February 2011 to April 2012. On April 9, 2012, we announced that BARDA had issued a Notice of Intent to Exercise two options valued at $9.1 million. On April 16, 2012, BARDA exercised the two options. On September 17, 2013, we announced that BARDA had exercised $6.0 million in additional contract options, bringing the total exercised contract value to date to approximately $25.5 million.  We may receive up to an additional $92.9 million in options exercisable over the remaining years of the contract. If all of the options are exercised by BARDA, the total value of the contract would be approximately $118.4 million.

Under the terms of the BARDA Contract, BARDA may elect not to exercise some or all of the additional options. Because a significant portion of our current revenues are generated from the BARDA Contract, if BARDA does not exercise its options under the BARDA Contract, our ability to develop 10150 as an MCM for Lung-ARS could be negatively impacted, which could harm our competitive position and materially and adversely affect our business, financial condition and results of operations.  In general, we believe that future exercise of options under the contract will depend on successful completion of tasks under exercised options and continued demonstration of efficacy.

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

The business and financial condition of pharmaceutical and biotechnology companies are also affected by the efforts of governments, third-party payors and others to contain or reduce the costs of healthcare to consumers. In the United States and various foreign jurisdictions there have been, and we expect that there will continue to be, a number of legislative and regulatory proposals aimed at changing the healthcare system, such as the Affordable Care Act and proposals relating to the reimportation of drugs into the U.S. from other countries (where they are then sold at a lower price) and government control of prescription drug pricing. The roll-out, pendency or approval of such proposals could affect our commercialization efforts and result in a decrease in our share price or limit our ability to raise capital or to obtain strategic collaborations or licenses.

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

As of September 30, 2013, we had four full-time employees. We utilize consultants to assist with our operations and are highly dependent on the services of our executive officers. We do not maintain “key person” life insurance on any of our personnel. We also are dependent on our collaborators for our research and development activities. The loss of key executive officers or collaborators could delay progress in our research and development activities or result in their termination entirely.

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

We may be unable to compete successfully against our current or future competitors. The pharmaceutical, biopharmaceutical, biotechnology and bioterrorism industries are characterized by intense competition and rapid and significant technological advancements. Many companies, research institutions and universities are working in a number of areas similar to our primary fields of interest to develop new products. There also is intense competition among companies seeking to acquire products that already are being marketed. Many of the companies with which we compete have or are likely to have substantially greater research and product development capabilities and financial, technical, scientific, manufacturing, marketing, distribution and other resources than at least some of our present or future strategic partners or licensees.

As a result, these competitors may:

●	succeed in developing competitive products sooner than us or our strategic partners or licensees;

●	obtain FDA and other regulatory approvals (including EUA approvals) for their products before approval of any of our products;

●	obtain patents that block or otherwise inhibit the development and commercialization of our drug candidates;

●	develop products that are safer or more effective than our products;

●	devote greater resources to marketing or selling their products;

●	introduce or adapt more quickly to new technologies or scientific advances;

●	introduce products that render our products obsolete;

●	withstand price competition more successfully than us or our strategic partners or licensees;

●	negotiate third-party strategic alliances or licensing arrangements more effectively; or

●	take advantage of other opportunities more readily.

Currently, as discussed under “Competition” there are three drugs approved as radiation protection agents. However, there are also many companies working to develop pharmaceuticals that act as a radiation protection agent.

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

Risks Related to Our Dependence on U.S. Government Grants and Contracts

Even with the BARDA Contract, we may not be able to fully fund our research and development of 10150 as a MCM for Lung-ARS.

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

The BARDA Contract award does not guarantee that we will be successful in future clinical trials or that 10150 will be approved by the FDA.

The BARDA Contract provides a cost-plus-fixed-fee reimbursement opportunity for certain specified clinical and development activities, but we remain fully responsible for conducting these activities. The award of BARDA Contract does not guarantee that any of these activities will be successful. Our inability to be successful with certain key clinical or development activities could jeopardize our ability to obtain FDA approval for 10150.

Most of our immediately foreseeable future revenues are contingent upon grants and contracts from the U.S. government and we may not achieve sufficient, if any, revenues from these agreements to attain profitability.

For the foreseeable future, we believe our main customer, if any, will be national governments, primarily the U.S. government. However, we may not ultimately be successful in receiving any future revenues or grants from such governments. The process of obtaining government contracts is lengthy and uncertain and we may have to compete with other companies for each contract. We may not be awarded any contracts to supply the U.S. or other governments with our drug candidates or products as such awards may be made, in whole or in part, to our competitors. If the U.S. government makes significant future contract awards for the supply to the U.S. emergency stockpile of a competing product, our business will be harmed and it is unlikely that we will ultimately be able to supply that particular treatment or product to foreign governments or other third parties. Further, changes in government budgets and agendas, or advances by our competitors, may result in a decreased and de-prioritized emphasis on procuring the biodefense products we are developing.

Due to the current uncertainty surrounding the Federal budget, the U.S. government may be forced or choose to reduce or delay spending in the biodefense field, which could decrease the likelihood of future government contract awards or that the government would procure products from us. Because the Federal government has been operating under a Continuing Resolution in lieu of a formal budget, funding for individual agencies has been set based on a baseline from prior budget years.  In the case of BARDA, which was funded under an appropriation that ended on September 30, 2013, funding under a Continuing Resolution requires a request for an “anomaly” from the White House to act as a baseline.  This adds additional complexity to the funding process for BARDA until there is a formal Federal budget.

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

As of September 30, 2013, Xmark Opportunity Partners, LLC (“Xmark”) possessed voting power over 97,931,944 shares, or 72.8%, of our outstanding common stock as of such date, through its management of Goodnow Capital, L.L.C. (“Goodnow”), Xmark Opportunity Fund, L.P., Xmark Opportunity Fund, Ltd. and Xmark JV Investment Partners, LLC (collectively, the “Xmark Funds”), and through a voting trust agreement by and among Biomedical Value Fund, L.P., Biomedical Value Fund, Ltd., Xmark and us (the “Xmark voting Trust”) with respect to 1,000,000 shares. As a result, Xmark is able to determine a significant part of the composition of our board of directors, holds significant voting power with respect to matters requiring stockholder approval and is able to exercise significant influence over our operations. The interests of Xmark may be different than the interests of other stockholders on these and other matters. This concentration of ownership also could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could reduce the price of our common stock.

David Cavalier, an employee and our Chairman of the board of directors and Mitchell D. Kaye, a Director, are affiliated with Xmark, which possessed voting power of 72.8% of our outstanding common stock as of September 30, 2013.  Accordingly, Mr. Cavalier and Mr. Kaye currently have, and will continue to have, a significant influence over the outcome of all corporate actions requiring stockholder approval.

Our executive officers and directors and holders of greater than five percent of our outstanding common stock, together with entities that may be deemed affiliates of, or related to, such persons or entities, beneficially owned greater than 72.8% of our outstanding common stock as of September 30, 2013.  As a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. The interests of our current major stockholders may not always coincide with the interests of other stockholders and they may take actions to advance their respective interests to the detriment of other stockholders.

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

As of September 30, 2013, we had 134,550,068 shares of common stock outstanding. We may grant to our employees, directors and consultants, options to purchase shares of our common stock under our 2004 Stock Incentive Plan. In addition, as of September 30, 2013, options to purchase 11,214,898 shares were outstanding at exercise prices ranging from $0.23 to $5.00 per share, with a weighted average exercise price of $0.52 per share, and 14,180,909 shares were reserved for issuance under the 2004 Stock Incentive Plan. In addition, as of September 30, 2013, warrants to purchase 17,879,627 shares of common stock were outstanding at exercise prices ranging from $0.25 to $2.50 per share, with a weighted exercise price of $0.30 per share.

In connection with prior collaborations and financing transactions, we also issued 526,080 shares of Series B preferred stock and warrants to purchase 896,037 shares of Series B preferred stock at an exercise price os $0.01 per share to affiliates of Elan Corporation, plc (“Elan”). These securities generally are exercisable and convertible at the option of the Elan affiliates.  Each preferred share is convertible into one share of common stock.  The warrant has a term of five years, a cashless exercise provision and customary anti-dilution adjustments in the event of stock splits, stock combination, reorganizations and similar events.  The conversion of all or a portion of these securities would dilute the ownership interests of our stockholders.

Our common stock is not listed on a national securities exchange, is illiquid and is characterized by low and/or erratic trading volume, and the per share price of our common stock has fluctuated from $0.22 to $0.48 during the last two fiscal years.

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

Historically, the public market for our common stock has been characterized by low and/or erratic trading volume, often resulting in price volatility. For the fiscal year ended September 30, 2013, the average daily trading volume for our common stock was approximately 29,000 shares. Although trading in our common stock increased over the course of fiscal year 2013, we continued to have very light trading activity in our common stock, with the fourth fiscal quarter averaging only approximately 45,000 shares per day.  In addition, the price of our common stock has been volatile.  Our common stock had a closing price of $0.37 on October 1, 2012 and ended fiscal year 2013 at a closing price of $0.28.  During the twelve month period ended September 30, 2013, our common stock had a low closing price of $0.22, which occurred on September 11, 2013, and had a high closing price of $0.46, which occurred on April 30, 2013.

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

Provisions in our amended and restated certificate of incorporation and bylaws may delay or prevent an acquisition of us or a change in our management. These provisions include a prohibition on certain actions by written consent of our stockholders and the ability of our board of directors to issue up to 7,150,000 shares of “blank check” preferred stock without stockholder approval. As a result, our board of directors has the power to issue shares without stockholder approval, and such shares can be issued with such rights, preferences, and limitations as may be determined by our board of directors.  The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of any holders of preferred stock that may be issued in the future.  In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the General Corporation Law of the State of Delaware, which prohibits stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us.  These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.

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

Item 1B.Unresolved Staff Comments.

None.

Item 2.Properties.

None.

Item 3.Legal Proceedings.

None.

Item 4.Mine Safety Disclosures.

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

	High	Low
Fiscal Year Ended September 30, 2012
October 1, 2011 through December 31, 2011	$0.55	$0.30
January 1, 2012 through March 31, 2012	$0.41	$0.30
April 1, 2012 through June 30, 2012	$0.41	$0.21
July 1, 2012 through September 30, 2012	$0.44	$0.21

Fiscal Year Ended September 30, 2013
October 1, 2012 through December 31, 2012	$0.39	$0.22
January 1, 2013 through March 31, 2013	$0.42	$0.28
April 1, 2013 through June 30, 2013	$0.46	$0.32
July 1, 2013 through September 30, 2013	$0.34	$0.22

Approximate Number of Equity Security Holders

As of December 11, 2013 the number of record holders of our common stock was 100, and we estimate that the number of beneficial owners was approximately 4,000.

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

Recent Sales of Unregistered Securities

See the descriptions of the warrants issued to Roberts Mitani, LLC, Columbia Capital Securities and Monarch Bay Associates, LLC under the heading “Equity Compensation Plan and Additional Equity Information as of September 30, 2013 - Description of Equity Compensation Plans and Equity Securities Not Approved by Our Stockholders” under Part III, Item 12 below for information regarding our recent sales of unregistered securities. The securities were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder, and thus have not been registered under the Securities Act. The securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act. Each of the agreements executed in connection with the issuance of the securities contain representations to support our reasonable belief that each warrant holder had access to information concerning our operations and financial condition, each warrant holder acquired the securities for its own account and not with a view to the distribution thereof in the absence of an effective registration statement or an applicable exemption from registration, and that each warrant holder is sophisticated within the meaning of Section 4(2) of the Securities Act and an “accredited investor” (as defined by Rule 501 under the Securities Act). In addition, the issuances did not involve any public offering; we made no solicitation in connection with the issuance of the warrants other than communications with the warrant holders; we did not use any form of advertising in connection with the issuance of the warrants; we obtained representations from each warrant holder regarding his or its investment intent, experience and sophistication; and each warrant holder either received or had access to adequate information about us in order to make informed investment decisions. At the time of their issuance, the securities were deemed to be restricted securities for purposes of the Securities Act, and the certificates representing the securities bear legends to that effect.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Performance Graph

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

Item 6. Selected Financial Data.

Read the following selected financial data in conjunction with our consolidated financial statements and the notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. We derived the consolidated statements of operations data for the five fiscal years ended September 30, 2013 and the related consolidated balance sheet data at those dates from our audited consolidated financial statements. Except for the consolidated statements of operations for the fiscal years ended September 30, 2010, 2009 and 2008 and the consolidated balance sheet data at September 30, 2010, 2009 and 2008, each of these consolidated financial statements is included elsewhere in this Annual Report on Form 10-K.

Statement of Operations Data:

	Year Ended September 30,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Revenue:
Grant income and contract revenue	$3,928	$7,293	$4,821	$—	$—
Costs and expenses:
Research and development	3,360	6,468	5,055	1,690	711
General and administrative	3,266	3,196	3,668	1,954	1,292
Total costs and expenses	6,626	9,664	8,723	3,644	2,003
Loss from operations	(2,698)	(2,371)	(3,902)	(3,644)	(2,003)
Other income (expenses), net	(510)	4,069	4,222	(21,347)	144
Interest income (expense), net	—	—	(21)	(878)	(437)
Net income (loss)	(3,208)	1,698	299	(25,869)	(2,296)
Preferred stock dividend and accretion	—	—	—	—	—
Net income (loss) attributable to common stockholders	$(3,208)	$856	$149	$(25,869)	$(2,296)
Basic net income (loss) per share attributable to common stockholders	$(0.03)	$0.01	$0.00	$(0.53)	$(0.07)
Diluted net income (loss) per share attributable to common stockholders	$(0.03)	$(0.03)	$(0.04)	$(0.53)	$(0.07)
Weighted average common shares outstanding:
Basic	106,554	61,593	59,474	49,151	34,789
Diluted	106,554	71,041	85,862	49,151	34,789

Balance Sheet Data:

	September 30,
	2013	2012	2011	2010	2009
	(in thousands)

Cash and cash equivalents and marketable securities	869	281	518	2,355	646
Working capital (deficiency)	674	(1,048)	114	781	5
Total assets	1,966	1,256	2,290	2,433	811
Long-term portion of capital lease obligations and notes payable	—	—	—	—	1,194
Total liabilities	1,261	21,591	25,549	29,169	1,968
Total stockholders’ equity (deficit)	705	(20,335)	(23,259)	(26,736)	(1,157)

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

Overview

We are developing a new class of catalytic antioxidant compounds as medical countermeasures against biological, chemical and radiological weapons as well as for diseases and disorders of the central nervous system, respiratory system, autoimmune system and oncology. Our initial target indications are as a protective agent against the effects of acute radiation syndrome, sulfur mustard gas exposure and chlorine gas exposure. We have reported positive safety results from two Phase I clinical trials of 10150, our lead drug candidate, with no serious adverse events noted.

We had net loss of  $3,208,000 and net income of $1,698,000 for the fiscal years ended September 30, 2013 and 2012, respectively. We had an accumulated deficit of approximately $183,922,000 at September 30, 2013. We have not yet generated any revenue from product sales and we cannot provide assurances that we will receive any product revenue from non-government sales in the foreseeable future, if at all.

We have not had any recurring revenue from product sales. Therefore, we have relied on public or private equity offerings, debt financings, collaboration arrangements and grants to finance our operations.

Corporate Matters

On February 11, 2011, we signed a five-year, cost-plus contract with BARDA for the development of 10150 as a MCM against Lung-ARS (the “BARDA Contract”).  BARDA is the government agency responsible for the advanced development and purchase of medical countermeasures for chemical, biological, radiological and nuclear threats.  The contract fully funds the advanced development of 10150 through approval by the FDA under 21 CFR Part 314 Subpart I and Part 601 Subpart H (the “Animal Rule.”)  The Animal Rule allows for approval of drugs using only animal studies when human clinical trials cannot be conducted ethically.

Pursuant to the BARDA Contract we were awarded approximately $10.4 million for the base period of the contract (from February 2011 to April 2012). On April 16, 2012, we announced that BARDA had exercised two options under the BARDA Contract worth approximately $9.1 million. On September 17, 2013, we announced that BARDA had exercised $6.0 million in additional contract options, bringing the total exercised contract value to date to approximately $25.5 million.  We may receive up to an additional $92.9 million in options exercisable over the remaining years of the contract.  Options are exercised based on the progress of the development program, including the completion of clinical trials or manufacturing tasks under previously exercised options.  The final goal of the contract is to achieve FDA approval for 10150 and the development of commercial manufacturing capability.  In order to achieve these goals, we believe it will be necessary to exercise the majority of the options in the contract. We also believe that BARDA is likely to continue to exercise options as long as 10150 continues to perform in testing for Lung-ARS.  In the event we begin sales to the U.S. government under an EUA, we believe that BARDA is highly likely to exercise the majority of the remaining options under the contract.  One of the requirements of an EUA is that the development program continue towards the goal of FDA approval. If all of the options are exercised by BARDA, the total value of the contract would be approximately $118.4 million.

Research and development activities under the contract to date include animal efficacy studies, animal model development with radiation survival curve studies, dosing studies, bulk drug manufacturing, bulk drug and final drug product manufacturing, validation testing, compliance studies, stability studies and the filing of an orphan drug status application and a fast track designation application with the FDA.

Among the key deliverables accomplished in the program, we hired the necessary personnel required under the contract, completed studies in mice and NHPs, manufactured a GMP batch for use in human safety studies and a non-GMP batch of material for use in animal efficacy studies, developed significant improvements to the process for manufacturing compound which will reduce the cost of producing the drug; made several discoveries related to the mechanism of damage of radiation and mechanism of action of 10150; met with the FDA to discuss our IND filing for Lung-ARS; and designed and initiated quality, reporting, risk management and project management programs required under the BARDA Contract.

In the event BARDA exercises the remaining options under the contract, we expect to conduct, among other things, bulk drug and final drug product manufacturing, stability studies, animal pivotal efficacy studies, human clinical safety studies and Phase I, Phase II and pre-new drug application (“NDA”) meetings and applications with the FDA.

On July 29, 2013, Aeolus presented the results and deliverables that had been produced during the first 28 months of the contract at an "In-Progress Review" meeting with BARDA, and requested the exercise of additional contract options.

On September 17, 2013 we announced that BARDA had exercised $6.0 million in additional options under the contract. The options that BARDA exercised will fund our IND filing for 10150 as a treatment for Lung-ARS, additional animal efficacy studies designed to optimize timing and duration of dosing and the continued development of large-scale GMP manufacturing capability to meet potential future demand.  When combined with our ongoing studies in non-human primates and our completed work in GMP manufacturing development, these options will help Aeolus meet the requirements for a pre-EUA filing for AEOL in 2014.  For additional developments under the BARDA Agreement preceding our 2013 fiscal year, please see Item 1 “Business – BARDA Contract; Background and Recent Developments.”

Under the BARDA Contract, we plan to provide to BARDA the data necessary in order to file an Emergency Use Authorization (“EUA”) with the FDA in 2014. An EUA is a legal means for the FDA to approve new drugs or new indications for previously approved drugs that may be stockpiled and used during a declared emergency.  To date, about half of the procurements for the national stockpile for medical countermeasures against potential terrorist events have been made under EUAs, prior to approval by the FDA for the indication in question.

Results of Operations

Fiscal Year Ended September 30, 2013 Compared to Fiscal Year Ended September 30, 2012

We had net loss of $3,208,000 (including a non-cash adjustment for increases in valuation of warrants of approximately $510,000) for the fiscal year ended September 30, 2013, versus net income of $1,698,000 (including a non-cash gain for decreases in valuation of warrants of $4,069,000) for the fiscal year ended September 30, 2012.

Revenue for the fiscal year ended September 30, 2013 was approximately $3,928,000, compared to $7,293,000 revenue for the fiscal year ended September 30, 2012. The revenue is from the collaboration with BARDA announced on February 11, 2011. Since being awarded the BARDA Contract, we generate contract revenue from a cost-plus fee arrangement. Revenues on reimbursable contracts are recognized as costs are incurred, generally based on allowable costs incurred during the period, plus any recognizable earned fee. We consider fixed fees under cost-plus fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract.  Revenue was lower primarily due to the timing of work related to the BARDA contract.

Research and Development

Research and development expenses decreased by $3,108,000, or 48%, to approximately $3,360,000 for the fiscal year ended September 30, 2013 from approximately $6,468,000 for the fiscal year ended September 30, 2012. R&D expenses were lower during the fiscal year ended September 30, 2013 versus September 30, 2012 due to the timing of work related to the BARDA Contract. For the fiscal year ended September 30, 2013, consultant expenses decreased by $495,000 due to costs associated with the BARDA Contract. Preclinical fees decreased about $1,639,000 in 2013 over the comparable period in 2012 due to decreased animal studies to support our ARS development program. Manufacturing expenses decreased about $941,000. We currently have eight development programs in progress: studies of 10150 as a medical countermeasure against the effects of sulfur mustard gas and chlorine gas on the lungs, against the effects of radiation on the lungs and on the gastro-intestinal tract, and as a treatment for cancer, studies of 11207 and several other compounds as potential treatments for Parkinson’s disease and epilepsy, and a study of Hexyl as protectant against radiation exposure.

R&D expenses for our antioxidant program have totaled approximately $52,083,000 from inception through September 30, 2013. Because of the uncertainty of our research and development and clinical studies, we are unable to predict the total level of spending on the program or the program completion date. Future R&D expenses will be determined primarily by the exercise of options under the BARDA contract and the possible initiation of human clinical studies in oncology.  We anticipate that much of the R & D expense, except for the possible oncology studies, will be reimbursed by the BARDA contract.

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

G&A expenses increased approximately $70,000, or 2%, to approximately $3,266,000 for the fiscal year ended September 30, 2013 from about $3,196,000 for the fiscal year ended September 30, 2012. Consulting stock expense increased by about $287,000 as a result of increased awards for the period. The increase in consulting stock expense was partially offset by a decrease in salaries and benefits of about $172,000.

Other Income or Expense

As previously disclosed, certain of our warrants to purchase common stock were deemed to be a liability upon adoption of a new accounting pronouncement on October 1, 2009. Subsequent changes to the fair market value resulted in an offsetting loss in the statements of operations of approximately $510,000 for the fiscal year ended September 30, 2013, as compared to a gain of approximately $4,069,000 for the fiscal year ended September 30, 2012. The warrant liability and revaluations have not and will not have any impact on our working capital, liquidity or business operations.

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

Research and Development

Research and development expenses increased by $1,413,000, or 28%, to approximately $6,468,000 for the fiscal year ended September 30, 2012 from approximately $5,055,000 for the fiscal year ended September 30, 2011. R&D expenses were higher during the fiscal year ended September 30, 2012 versus September 30, 2011 primarily due to the timing of work related to the BARDA Contract and the fact that we only operated under the contract for 8 months of fiscal 2011 versus a full year in 2012.  For the fiscal year ended September 30, 2012, consultant expenses increased by $626,000 due to costs associated with the BARDA Contract. Preclinical fees increased about $202,000 over the comparable period in 2011 due to increased animal studies to support our ARS development program. The increase also reflected production and development of 10150 for planned upcoming BARDA studies, for which manufacturing expenses increased about $590,000. We currently have eight development programs in progress: studies of 10150 as a medical countermeasure against the effects of sulfur mustard gas and chlorine gas on the lungs, against the effects of radiation on the lungs and on the gastro-intestinal tract, and as a treatment for cancer, studies of AEOL 11207 and several other compounds as potential treatments for Parkinson’s disease and epilepsy, and a study of Hexyl as protectant against radiation exposure.

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

Liquidity and Capital Resources

As of September 30, 2013, we had approximately $869,000 of cash and cash equivalents, an increase of $588,000 from September 30, 2012. In order to fund on-going operating cash requirements, or to accelerate or expand our oncology and other programs, we may need to raise significant additional funds.

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

We had net loss of $3,208,000 (including a non-cash loss for increases in valuation of warrants of $510,000) for the fiscal year ended September 30, 2013, compared to net income of $1,698,000 (including a non-cash gain for decreases in valuation of warrants of $4,069,000) for the fiscal year ended September 30, 2012. For the same periods, we had cash outflows from operations of approximately $2,970,000 and $879,000, respectively, with the outflows increasing in 2013 due to payment of accrued accounts payable following our February and March financing.

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

Under the BARDA Contract, substantially all of the costs of the development of 10150 as a medical countermeasure for pulmonary injuries resulting from an acute exposure to radiation from a radiological/nuclear accident or attack, particularly injuries associated with ARS or DEARE would be paid for by the U.S. government through BARDA funding. We recognized approximately $3,928,000 in revenue during the fiscal year ended September 30, 2013 related to the BARDA Contract.

We do not have any revenues from product sales and, therefore, we rely on investors, grants and collaborations to finance our operations. We generate limited revenue from reimbursable, cost-plus fee R&D contracts and grants. Revenues on reimbursable contracts are recognized as costs are incurred, generally based on allowable costs incurred during the period, plus any recognizable earned fee. We consider fixed fees under cost-plus fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract.

Since the terms of the BARDA Contract include provisions to cover some general corporate overhead as well as a small provision for profit, the result on our liquidity is that our cash burn is related to the level of  non-BARDA contract activities that we pursue. In order to fund on-going operating cash requirements, or to further accelerate or expand our programs, we expect to need to raise significant additional funds in order to pursue non-BARDA contract  programs, including our oncology program.

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

Contractual Obligations

Our contractual obligations (in thousands) as of September 30, 2013 were as follows:

		Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Short and long-term debt	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating leases	1	1	—	—	—
Purchase obligations	—	—	—	—	—
Total	$1	$1	$—	$—	$—

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

We completed our corporate reorganization on November 20, 2003. The reorganization involved the merger of our former parent company into one of our wholly owned subsidiaries. Subsequent to our 2003 reorganization, we completed a number of equity and debt financings, the majority of which included Xmark as investors. As of September 30, 2013, Xmark Opportunity Partners, LLC, through its management of Goodnow and the Xmark Funds, and through the Xmark Voting Trust and options held by David Cavalier, an affiliate of Xmark and the Chairperson of our Board of Directors, had voting power over 72.8% of our outstanding common stock and had beneficial ownership, calculated based on SEC requirements, of approximately 70.2% of our common stock. As a result of this significant ownership, Xmark Opportunity Partners, LLC and its affiliates is able to control future actions voted on by our stockholders.

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

Modifying the exercise price of the warrants to a fixed amount of $0.01 eliminated the requirement for warrant liability accounting treatment and resulted in a charge of $2,084,000, as described under “Warrant Liability” in Note A of the financial statements.

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

Increases or decreases in fair value of the warrants are included as a component of other income (expenses) in the accompanying statement of operations for the respective period. As of September 30, 2013, the liability for warrants decreased to approximately $0, resulting in an additional loss to the statements of operations for the fiscal year ended September 30, 2013 of approximately $510,000. The warrant liability and revaluations did not have any impact on our working capital, liquidity or business operations.

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

Modifying the exercise price of the warrants to a fixed amount of $0.01 eliminated the requirement for warrant liability accounting treatment and resulted in a charge of $2,084,000, as described under “Warrant Liability” in Note B of the financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Our exposure to market risk is presently limited to the interest rate sensitivity of our cash and cash equivalents, which is affected by changes in the general level of U.S. interest rates. However, we believe that we are not subject to any material market risk exposure and do not expect that changes in interest rates would have a material effect upon our financial position. A hypothetical 10% change in interest rates would not have a material effect on our Statement of Operations or Cash Flows for the fiscal year ended September 30, 2013. We do not have any foreign currency or other derivative financial instruments. Our debt bears interest at a fixed rate.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Aeolus Pharmaceuticals Inc.

We have audited the accompanying consolidated balance sheets of Aeolus Pharmaceuticals, Inc.  (the “Company”) as of September 30, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended September 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aeolus Pharmaceuticals, Inc. as of September 30, 2013 and 2012, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company has incurred recurring losses and negative cash flows from operations, and management believes the Company does not currently possess sufficient working capital to fund its operations through fiscal 2014. These conditions, along with other matters as set forth in Note C, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GRANT THORNTON LLP
San Diego, California
December 20, 2013

AEOLUS PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

	September 30,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$869	$281
Accounts receivable	370	781
Deferred subcontractor cost	656	101
Prepaids and other current assets	39	61
Total current assets	1,935	1,224

Investment in CPEC LLC	32	32
Total assets	$1,966	$1,256

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$579	$2,167
Deferred revenue	682	105
Total current liabilities	1,261	2,272

Warrant liability	—	19,319
Total liabilities	1,261	21,591

Commitments and Contingencies (Notes E and I)

Stockholders’ equity (deficit):
Preferred stock, $.01 par value per share, 10,000,000 shares authorized:
Series A nonredeemable convertible preferred stock, 1,250,000 shares authorized as of September 30, 2013 and 2012, respectively; no shares issued and outstanding as of September 30, 2013 and 2012, respectively	—	—
Series B nonredeemable convertible preferred stock, 1,600,000 and 600,000 shares authorized as of September 30, 2013 and 2012, respectively; 526,080 and 526,080 shares issued and outstanding as of September 30, 2013 and 2012, respectively	5	5
Common stock, $.01 par value per share, 200,000,000 shares authorized; 134,550,068 and 62,731,963 shares issued and outstanding at September 30, 2013 and 2012, respectively	1,346	627
Additional paid-in capital	183,276	159,747
Accumulated deficit	(183,922)	(180,714)
Total stockholders’ equity (deficit)	705	(20,335)
Total liabilities and stockholders’ equity (deficit)	$1,966	$1,256

The accompanying notes are an integral part of these consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Fiscal Year Ended September 30,
	2013	2012
Revenue:
Contract revenue	$3,928	$7,293

Costs and expenses:
Research and development	3,360	6,468
General and administrative	3,266	3,196
Total costs and expenses	6,626	9,664

Loss from operations	(2,698)	(2,371)
Warrant liability gain (charges)	(510)	4,069
Net income (loss)	$(3,208)	$1,698

Net income (loss) attributable to common stockholders – basic	$(3,208)	$856
Net income (loss) attributable to common stockholders – diluted	$(3,208)	$(2,161)

Basic net income (loss) per common share	$(0.03)	$0.01
Diluted net income (loss) per common share	$(0.03)	$(0.03)

Weighted average common shares outstanding:
Basic	106,554	61,593
Diluted	106,554	71,041

The accompanying notes are an integral part of these consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Dollars in thousands)

	Series B Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Deficit	Equity (Deficit)

Balance at September 30, 2011	526,080	$5	60,470,718	$605	$158,543	$(182,412)	$(23,259)
Common stock sales, net of issuance costs of $18,000	—	—	2,200,166	22	620	—	642
Exercise of warrants	—	—	61,079	—	16	—	16
Issuance of warrants to consultants	—	—	—	—	199	—	199
Stock-based compensation	—	—	—	—	369	—	369
Net income for the fiscal year ended September 30, 2012	—	—	—	—	—	1,698	1,698
Balance at September 30, 2012	526,080	5	62,731,963	627	159,747	(180,714)	(20,335)
Common stock sales, net of issuance costs of $58,000	—	—	14,462,000	145	3,413	—	3,558
Exercise of warrants	—	—	57,356,105	574	19,255	—	19,829
Issuance of warrants to consultants	—	—	—	—	169	—	169
Stock-based compensation	—	—	—	—	692	—	692
Net loss for the fiscal year end September 30, 2013	—	—	—	—	—	(3,208)	(3,208)
Balance at September 30, 2013	526,080	$5	134,550,068	$1,346	$183,276	$(183,922)	$705

The accompanying notes are an integral part of these consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Fiscal Year Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(3,208)	$1,698
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	6	7
Noncash compensation	861	568
Noncash interest and financing costs	—	17
Change in fair value of warrants	510	(4,086)
Change in assets and liabilities:
Accounts receivable	411	896
Deferred subcontractor cost	(555)	(101)
Prepaid expenses and other assets	16	(6)
Accounts payable and accrued expenses	(1,588)	23
Deferred revenue	577	105
Net cash used in operating activities	(2,970)	(879)

Cash flows from investing activities:
Purchase of equipment	—	—
Net cash used in investing activities	—	—

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	3,616	660
Costs related to the issuance of common stock and warrants	(58)	(18)
Net cash provided by financing activities	3,558	642

Net increase (decrease) in cash and cash equivalents	588	(237)

Cash and cash equivalents at beginning of year	281	518
Cash and cash equivalents at end of year	$869	$281

The accompanying notes are an integral part of these consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 and 2012

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

Business

Aeolus is developing a new class of broad-spectrum, catalytic antioxidant compounds based on technology discovered at Duke University and National Jewish Health.  The Company’s lead compound, 10150, is a metalloporphyrin specifically designed to neutralize reactive oxygen and nitrogen species. The Company is developing 10150 as a medical countermeasure against the pulmonary effects of radiation exposure under a contract (“BARDA Contract”) valued at up to $118.4 million with the Biomedical Advanced Research and Development Authority (“BARDA”), a division of the Department of Health and Human Services (“HHS”).  Additionally, Aeolus receives development support from the National Institutes of Health (“NIH”) for development of the compound as a medical countermeasure against radiation and chemical exposure.

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

Cash and Cash Equivalents

The Company invests available cash in short-term bank deposits. Cash and cash equivalents include investments with maturities of three months or less at the date of purchase. The carrying value of cash and cash equivalents approximate their fair market value at September 30, 2013 and 2012 due to their short-term nature. Also, the Company maintains cash balances with financial institutions in excess of federally insured limits. The Company does not anticipate any losses with such cash balances.

Significant customers and accounts receivable

For the year ended September 30, 2013, the Company’s primary customer was BARDA. For the year ended September 30, 2013, revenues from BARDA comprised 100% of total revenues. As of September 30, 2013, the Company’s receivable balances were comprised 100% from this customer. Unbilled accounts receivable, included in accounts receivable, totaling $165,000 as of September 30, 2013 relate to work that has been performed, though invoicing has not yet occurred. All of the unbilled receivables are expected to be billed and collected within the next 12 months. Accounts receivable are stated at invoice amounts and consist primarily of amounts due from HHS as well as amounts due under reimbursement contracts with other government entities and non-government and philanthropic organizations. If necessary, the Company records a provision for doubtful receivables to allow for any amounts which may be unrecoverable. This provision is based upon an analysis of the Company’s prior collection experience, customer creditworthiness and current economic trends. As of September 30, 2013 and 2012, an allowance for doubtful accounts was not recorded as the collection history from the Company’s customers indicated that collection was probable.

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The warrant liability is measured at fair market value on a recurring basis as of September 30, 2013 and 2012 and is summarized below (in thousands):

Fair value at September 30, 2013			Fair value at September 30, 2012
Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
$—	$—	$—	$—	$—	$19,319

The following table summarizes, as of September 30, 2013, the warrant activity subject to Level 3 inputs which are measured on a recurring basis:
Fair value measurements of warrants using significant unobservable inputs (Level 3)
Balance at September 30, 2012	$19,319
Change in fair value of warrant liability	(1,574)
Warrant repricing modification charge	2,084
Exercised	(19,829)
Balance at September 30, 2013	$-

Research and Development

Research and development costs are expensed in the period incurred.

Leases

The Company leases office space and office equipment under month to month operating lease agreements. For the years ended September 30, 2013 and 2012, total rent expense was approximately $41,000 and $36,000, respectively.

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

Net Income (Loss) Per Common Share

The Company computes basic net income (loss) per weighted average share attributable to common stockholders using the weighted average number of shares of common stock outstanding during the period. The Company computes diluted net income (loss) per weighted average share attributable to common stockholders using the weighted average number of shares of common and dilutive potential common shares outstanding during the period. Potential common shares outstanding consist of stock options, convertible debt, warrants and convertible preferred stock using the treasury stock method and are excluded if their effect is anti-dilutive. Diluted weighted average common shares did not include any incremental shares for the fiscal year ended September 30, 2013 and included incremental shares of approximately 9,448,000 shares for the fiscal year ended September 30, 2012 issuable upon the exercise or conversion of convertible debt, stock options to purchase common stock, convertible preferred stock and warrants to purchase common stock. Diluted weighted average common shares excluded incremental shares of approximately 2,586,000 and 51,364,000, respectively, for the fiscal year 2013 and 2012, due to their anti-dilutive effect.

	Fiscal Year Ended September 30,
	2013	2012
Numerator:
Net income (loss)	$(3,208)	$1,698
Net income attributable to participating securities	—	(842)
Net income (loss) attributable to common stockholders – basic	$(3,208)	$856

Net income (loss)	$(3,208)	$1,698
Less gain (loss) on warrant liability for participating common warrants	—	3,859
Net income (loss) attributable to common stockholders – diluted	$(3,208)	$(2,161)
Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders – basic	106,554	61,593
Effect of potentially dilutive securities:
Common stock warrants	—	9,448
Convertible preferred warrants	—	—
Convertible preferred stock	—	—
Common stock options	—	—
Non-participating common stock warrants	—	—
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders – diluted	106,554	71,041
Basic net income (loss) per common share	$(0.03)	$0.01
Diluted net income (loss) per common share	$(0.03)	$(0.03)

Accounting for Stock-Based Compensation

The Company recognizes stock based compensation expense in the statement of operations based upon the fair value of the equity award amortized over the vesting period.

Segment Reporting

The Company currently operates in one segment.

Warrant Liability

Increases or decreases in fair value of the warrants are included as a component of other income (expense) in the accompanying statement of operations for the respective period. As of September 30, 2013, the liability for warrants decreased to $0 from approximately $19,319,000 as of September 30, 2012, due to the exercise of the related warrants (see note F) resulting in a loss to statement of operations of $510,000. The warrant liability and revaluations have not had any impact on the Company’s working capital, liquidity or business operations. The Company previously had warrants with an embedded feature that met the requirements of derivative accounting per ASC Topic 815, Derivatives and Hedging. The Company recorded these warrants at their fair value in accordance with ASC Topic 820 and was required to revalue its liability for these warrants on a quarterly basis. All the warrants subject to this accounting treatment were exercised in full on February 19, 2013 in connection with the financing. See note F below for additional information.

C. Liquidity

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.

The Company has incurred significant cash outflows from operations of approximately 2,970,000 and $879,000 for the fiscal years ended September 30, 2013 and 2012, respectively. The Company had net income of $3,208,000 (including a non-cash loss for increases in valuation of warrants of approximately $510,000) for the year ended September 30, 2013. In 2012, the Company had net income of $1,698,000 (including a non-cash gain for decreases in valuation of warrants of $4,069,000). The Company expects to incur additional losses and cash outflows from operations for several more years.

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

D. Investments

Investment in CPEC LLC

The Company uses the equity method to account for its 35% ownership interest in CPEC. CPEC had $91,000 of net assets at each of September 30, 2013 and 2012. Aeolus’ 35% share of CPEC’s net assets, which is approximately $32,000, is included in other assets and the Company has no operations or activities unrelated to the out licensing of bucindolol. The other 65% is owned by Endo Pharmaceuticals.

E. Commitments

The Company acquires assets still in development and enters into license and research and development arrangements with third parties that often require milestone and royalty payments to the third party contingent upon the occurrence of certain future events linked to the success of the asset in development. Milestone payments may be required, contingent upon the successful achievement of an important point in the development life-cycle of the pharmaceutical product (e.g., approval of the product for marketing by a regulatory agency). If required by the arrangement, the Company may also be required to make royalty payments based upon a percentage of the net sales of the pharmaceutical product in the event that regulatory approval for marketing is obtained. Because of the contingent nature of these payments, they are not included in the table of contractual obligations. No milestones have been met, nor have any payments been made, as of September 30, 2013.

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

As of September 30, 2013 and 2012, 526,080 shares of Series B Stock were outstanding, respectively. There are no shares of Series A Convertible Preferred Stock issued or outstanding.

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

Net cash proceeds from the February/March 2013 Financing, after deducting for $58,000 of expenses, were approximately $3,558,000. The Company also incurred non-cash expenses in the form of 365,000 warrants issued to consultants, at similar terms as the financing Warrants, for services provided. The Company issued a total of 14,827,000 warrants in connection with the February/March 2013 Financing.

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

The February/March 2013 Financing contains a registration rights agreement with an arrangement for liquidated damages in the event of a failure to maintain the effectiveness with the SEC of a registration statement covering the February/March 2013 Financing Units. The Company must use its commercially reasonable to maintain the registration statement continuously effective until the earlier to occur of (i) the date on which all securities covered by such registration statement have been sold, and (ii) the date on which all securities covered by such registration statement may be sold without volume restrictions pursuant to Rule 144 under the Securities Act of 1933, as amended. In the event the Company fails to meet this obligation, subject to certain exceptions, the Company will be required to make a cash payment of 0.5% of the aggregate amount invested to the Purchasers of the February/March 2013 Financing Units. The 0.5% payment equaling $18,000 would be due for every 30-day period in which the registration statement is not continuously effective. The maximum liability would be $108,000 and no damages would accrue after August 19, 2013, the date that is six months from the closing of the February/March 2013 Financing.  The registration statement was declared effective by the SEC as of June 13, 2013. As of June 30, 2013, no liability was recorded as the Company expects that the registration statement will remain continuously effective through August 19, 2013.

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

Net cash proceeds from the March 2012 Financing, after deducting for $18,000 of expenses, were $642,000. The Company also incurred non-cash expenses in the form of 12,501 warrants issued to consultants, at similar terms as the March 2012 Warrants, for services provided. Pursuant to the warrants, the Company is obligated to issue up to a total of 1,662,627 shares of common stock as of September 30, 2012 in connection with the March 2012 Financing.

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

Warrants

As of September 30, 2013, warrants to purchase an aggregate of 17,879,627 shares of common stock were outstanding. Details of the warrants for common stock outstanding at September 30, 2013 were as follows:

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
17,879,627

As of September 30, 2013, one warrant to purchase an aggregate of 896,037 shares of preferred stock was outstanding. Details of the warrant for preferred stock outstanding at September 30, 2013 were as follows:

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
62,132,626

As of September 30, 2012, one warrant to purchase an aggregate of 896,037 shares of preferred stock was outstanding. Details of the warrant for preferred stock outstanding at September 30, 2012 were as follows:

Number of Shares	Exercise Price	Expiration Date
896,037	$0.01	February 2016
896,037

Below is a summary of warrant activity for the last three fiscal years ended September 30:

		Weighted Average
			Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term (in years)	Value
Outstanding at 9/30/2011	61,936,036	$0.30	5.2 years	$8,258
Granted	1,997,627	$0.38	4.5 years	$35
Exercised	(940,000)	$0.28		$-
Cancelled	-	$-		$-
Forfeited	-	$-		$-
Outstanding at 9/30/2012	62,993,663	$0.30	4.2 years	$5,344
Granted	14,932,000	$0.25	4.4 years	$444,810
Exercised	(59,149,999)	$0.01		$19,519,500
Cancelled	-	$-		$-
Forfeited	-	$-		$-
Outstanding at 9/30/2013	18,775,664	$0.29	4.1 years	$693,340
Exercisable at 9/30/2013	18,775,664	$0.29	4.1 years	$693,340

G. Stock-Based Compensation

As an integral component of a management and employee retention program designed to motivate, retain and provide incentive to the Company’s management, employees and key consultants, the Board of Directors approved the 2004 Stock Incentive Plan (the “2004 Plan”) and reserved 25,000,000 shares of common stock for issuance under the 2004 Plan. As of September 30, 2013, 14,180,909 shares were available to be granted under the 2004 Plan. The exercise price of the incentive stock options (“ISOs”) granted under the 2004 Plan must not be less than the fair market value of the common stock as determined on the date of the grant. The options may have a term up to 10 years. Options typically vest immediately or up to one year following the date of the grant.

Under the Company’s 1994 Stock Option Plan (the “1994 Plan”), incentive stock options or non-qualified stock options to purchase 2,500,000 shares of Aeolus’ common stock may be granted to employees, directors and consultants of the Company. As of September 30, 2013, there were no shares available to be granted under the 1994 Plan. The exercise price of the ISOs granted under the 1994 Plan must not be less than the fair market value of the common stock as determined on the date of the grant. The options may have a term up to 10 years. Options typically vest over one to three years following the date of the grant.

Below is a summary of stock option activity for the last three fiscal years ended September 30:

		Weighted Average
			Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term (in years)	Value
Outstanding at 9/30/2011	8,942,628	$0.82	6.5 years	$259
Granted	691,250	$0.30	9.6 years	$49
Exercised	-	$-		$-
Cancelled	(85,217)	$10.77		$-
Forfeited	(75,000)	$0.41		$3
Outstanding at 9/30/2012	9,473,661	$0.70	5.8 years	$154
Granted	3,070,000	$0.40	9.4 years	$-
Exercised	-	$-		$-
Cancelled	(1,328,763)	$1.46		$-
Forfeited	-	$-		$-
Outstanding at 9/30/2013	11,214,898	$0.52	6.7 years	$4
Exercisable at 9/30/2013	9,732,612	$0.54	6.2 years	$4

Stock options granted to consultants during fiscal year 2013 and 2012 were fully vested when issued or vested over a twelve month period. Stock option expense for stock options granted to consultants was $20,000 and $14,000 for fiscal year 2013 and 2012, respectively. For the fiscal years 2013 and 2012, all stock options were issued at or above fair market value of a share of common stock. The weighted-average grant-date fair value of options granted during fiscal years 2013 and 2012 was $0.40 and $0.30, respectively.

A summary of the status of non-vested shares for the fiscal years ended September 30 was:

		Weighted Average
	Number	Grant-Date
	of Shares	Fair Value
Nonvested at September 30, 2011	592,907	$295,461
Granted	691,250	190,660
Vested	(839,891)	(369,320)
Forfeited	(37,500)	(10,607)
Nonvested at September 30, 2012	406,766	106,194
Granted	3,070,000	1,135,070
Vested	(1,994,480)	(687,327)
Forfeited	-	-
Nonvested at September 30, 2013	1,482,286	$553,937

The total unrecognized compensation expense for outstanding stock options was $477,000 as of September 30, 2013, which will be recognized over a weighted average period of five months. The total fair value of shares vested during fiscal years 2013 and 2012 was $687,000 and $369,000, respectively.

The details of stock options for the fiscal year ended September 30, 2013 are as follows:

	Options Outstanding			Options Exercisable
			Weighted			Weighted
	Number	Weighted	Average	Number	Weighted	Average
Range of	Outstanding at	Average	Remaining	Exercisable at	Average	Remaining
Exercise	September 30,	Exercise	Contractual	September 30,	Exercise	Contractual
Prices	2013	Price	Life (in years)	2013	Price	Life (in years)
$0.23-$0.30	1,612,500	$0.29	6.30	1,609,689	$0.29	6.30
$0.31-$0.40	6,501,500	$0.39	7.82	5,238,692	$0.39	7.44
$0.41-$0.50	502,000	$0.45	8.25	285,333	$0.45	7.21
$0.51-$0.60	963,750	$0.59	5.64	963,750	$0.59	5.64
$0.61-$0.70	66,500	$0.68	2.88	66,500	$0.68	2.88
$0.71-$0.80	382,250	$0.75	3.66	382,250	$0.75	3.66
$0.81-$0.90	697,091	$0.88	3.01	697,091	$0.88	3.01
$0.91-$1.00	44,500	$0.94	1.99	44,500	$0.94	1.99
$1.01-$1.50	81,500	$1.13	1.56	81,500	$1.13	1.56
$1.51-$5.00	363,307	$2.77	0.75	363,307	$2.77	0.75

Stock-based compensation expense recognized in the statement of operations is as follows (in thousands):

	For the fiscal year ended September 30,
	2013	2012
Research and Development Expenses	$20	$14
General and Administrative Expenses	841	554
Total Stock-based Compensation Expense	$861	$568

The fair value of the options associated with the above compensation expense was determined at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the fiscal year ended September 30,
	2013	2012
Dividend yield	0%	0%
Expected volatility	156%	146%
Risk-free interest rate	0.86%	0.90%
Expected option life after shares are vested	5.27 years	5.23 years

H. Income Taxes

As of September 30, 2013 and 2012, the Company had federal net operating loss (“NOL”) carry-forwards of $113,091,000 and $110,986,000, respectively and state operating loss carry-forwards of $35,016,000 and $32,912,000, respectively. The use of these federal and state NOL carry-forwards might be subject to limitation under the rules regarding a change in stock ownership as determined by the Internal Revenue Code (the “Code”). The Company may have had a change of control under Section 382 of the Code during fiscal 2004 and 2006; however, a complete analysis of the limitation of the NOL carry-forwards will not be completed until the time the Company projects it will be able to utilize such NOLs. The federal net operating and the state net operating losses began to expire in 2010. Additionally, the Company had federal research and development carry-forwards as of September 30, 2013 and 2012 of $3,714,000 and $3,587,000, respectively. The Company had state research and development carry-forwards as of September 30, 2013 and 2012 of $1,033,000 and $892,000, respectively.

Significant components of the Company’s deferred tax assets at September 30, 2013 and 2012 consisted of the following (in thousands):

	2013	2012
Accrued payroll related liabilities	$915	$2,802
Depreciation and amortization	823	939
State Taxes	(121)	(1,554)
Total deferred tax assets	1,617	2,187
Deferred tax liabilities	—	—
Valuation allowance for deferred assets	(1,617)	(2,187)
Net deferred tax asset	$—	$—

Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, all of the deferred tax assets have been fully offset by a valuation allowance. The change in the valuation allowance is primarily a result of the net operating loss carry-forwards.

Taxes computed at the statutory federal income tax rate of 34% are reconciled to the provision for income taxes as follows (dollars in thousands):

	2013	2012
Effective income tax rate	0%	0%

United States Federal income tax at statutory rate	$(1,091)	$577
State income taxes (net of federal benefit)	5	99
Warrant expense	173	(1,621)
Prior year deferred true up	(1,684)	(365)
Change in valuation reserves	(1,863)	1,119
FIN 48	4,396	—
Other	66	193
Provision for income taxes	$2	$2

At September 30, 2013, we had unrecognized tax benefits of $4,397,000, all of which would impact the effective tax rate if recognized, however a valuation allowance would be recorded against this amount.  During Fiscal 2013, unrecognized tax benefits increased by $4,397,000 as a result of the tax positions taken in prior years and current year.  No interest and penalties have been provided for with respect to the unrecognized tax benefits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Amount
(in thousands)
Unrecognized tax benefits at October 1, 2012	$-
Additions for tax positions related to current year	212
Additions/reductions for tax positions taken in prior years	4,185
Settlements	-
Lapse of Limitations	-
Unrecognized tax benefits at September 30, 2013	$4,397

The Company’s federal income tax returns for the tax years 2009 to 2011 remain open to examination. The Company’s California income tax returns for the tax years 2008 to 2011 remain open to examination.

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

J. Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(in thousands, except per share amounts)
Fiscal 2013
Total revenue	$1,342	$859	$844	$883	$3,928
Net income (loss)	$4,028	$(5,782)	$(786)	$(668)	$(3,208)
Net income available to stockholders – Basic	$2,049	$(5,782)	$(786)	$(668)	$(3,208)
Net income available to stockholders – Diluted	$(200)	$(5,782)	$(786)	$(668)	$(3,208)
Basic net income (loss) per common share attributable to common stockholders	$0.03	$(0.06)	$(0.01)	$0.00	$(0.03)
Diluted net income (loss) per common share attributable to common stockholders	$0.00	$(0.06)	$(0.01)	$0.00	$(0.03)

Fiscal 2012
Total revenue	$2,215	$2,231	$1,448	$1,399	$7,293
Net income (loss)	$2,977	$2,763	$3,064	$(7,106)	$1,698
Net income available to stockholders – Basic	$1,487	$1,381	$1,558	$(7,106)	$856
Net income available to stockholders – Diluted	$415	$(283)	$(307)	$(7,106)	$(2,161)
Basic net income (loss) per common share attributable to common stockholders	$0.02	$0.02	$0.02	$(0.11)	$0.01
Diluted net income (loss) per common share attributable to common stockholders	$(0.01)	$0.00	$0.00	$(0.11)	$(0.03)

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.Controls and Procedures.

 As of September 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial and Accounting Officer), of the effectiveness of our disclosure controls and procedures required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2013 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

A material weakness is a significant deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the determination that our diluted net income (loss) per share calculations did not include the net income effect of changes in fair value related to dilutive, liability classified warrants for the quarter ended December 31, 2013 management has determined that a material weakness existed as of September 30, 2013.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2013. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in an Internal Control Integrated Framework. Based on the criteria set forth by COSO, management concluded that our internal control over financial reporting was not effective as of September 30, 2013. Management believes the material weakness is due to a deficiency in technical resources over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information.

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

Equity Compensation Plan and Additional Equity Information as of September 30, 2013

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

For a description of compensatory warrants issued before June of 2012 and included in the numbers in the table above, please refer to Item 12 in our Annual Report on Form 10-K for the period ended September 30, 2012.

The information set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” in our Information Statement is incorporated herein by reference.

Item 13.Certain Relationships and Related Transactions, and Director Independence.

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

(2) Exhibits.

		Incorporated by Reference To
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
2.1	Agreement and Plan of Merger and Reorganization dated September 16, 2003 between Incara, Inc. and Incara Pharmaceuticals Corporation	S-4	09/19/03	2.1
3.1	Amended and Restated Certificate of Incorporation	10-K	12/31/12	3.1
4.1	Form of Common Stock Certificate	10-Q	08/11/04	4.1
4.2	Form of Series B Preferred Stock Certificate	S-4	09/19/03	4.8
4.3	Form of Warrant to Purchase Common Stock dated June 5, 2006.	8-K	06/06/06	10.3
4.4	Registration Rights Agreement dated May 22, 2007 by and among the Company and each of the Purchasers whose names appear on the Schedule attached thereto.	8-K	5/23/07	4.1
4.5	Registration Rights Agreement dated October 6, 2009 by and among the Company and the investors whose names appear on the signature pages thereof.	8-K	10/06/09	4.1
4.6	Form of Warrant to Purchase Common Stock dated May 22, 2007.	8-K	5/23/07	10.2
4.7	Form of Warrant to Purchase Common Stock	8-K	10/06/09	10.2
4.8	Registration Rights Agreement dated September 16, 2003 among Incara Pharmaceuticals Corporation, Incara, Inc. and Goodnow Capital, L.L.C.	S-4	09/19/03	10.101
4.9	Registration Rights Agreement dated August 11, 2010 by and among Aeolus Pharmaceuticals, Inc. and the investors listed therein	8-K	8/12/10	4.1
4.10	Registration Rights Agreement dated March 4, 2013 by and among Aeolus Pharmaceuticals, Inc. and the investors listed therein	8-K	03/06/13	10.2
4.11	Form of Warrant to Purchase Common Stock dated March 4, 2013.	8-K	03/06/13	10.3
4.12	Warrant Repricing, Exercise and Lockup Agreement dated February 19, 2013 by and among the Company, Xmark JV Investment Partners, LLC and affiliates	8-K	02/19/13	10.4
10.1*	License Agreement between Duke University and Aeolus Pharmaceuticals, Inc., dated July 21, 1995	S-1	12/08/95	10.4
10.2	Amended and Restated Limited Liability Company Agreement of CPEC LLC dated July 15, 1999, among CPEC LLC, Intercardia, Inc. and Interneuron Pharmaceuticals, Inc.	8-K	07/23/99	10.42

10.3	Assignment, Assumption and License Agreement dated July 15, 1999, between CPEC LLC and Intercardia, Inc.	8-K	07/23/99	10.43
10.4*	License Agreement dated January 19, 2001 between Incara Pharmaceuticals Corporation and Incara Development, Ltd.	10-Q	02/13/01	10.59
10.5*	License Agreement dated January 19, 2001 between Elan Corporation, plc, Elan Pharma International Ltd. and Incara Development, Ltd.	10-Q	02/13/01	10.60
10.6	Registration Rights Agreement dated December 21, 2000 among Incara Pharmaceuticals Corporation, Elan International Services, Ltd. and Elan Pharma International Ltd.	10-Q	02/13/01	10.62
10.7	Agreement and Amendment, effective as of January 22, 2001, by and among Incara Pharmaceuticals Corporation, Elan International Services, Ltd. and Elan Pharma International Limited	10-Q	05/14/01	10.64
10.8	Second Agreement and Amendment, effective as of January 22, 2001, by and among Incara Pharmaceuticals Corporation, Elan International Services, Ltd. and Elan Pharma International Limited	10-Q	05/14/01	10.65
10.9	Third Agreement and Amendment, effective as of January 22, 2001, by and among Incara Pharmaceuticals Corporation, Elan International Services, Ltd. and Elan Pharma International Limited	8-K	06/01/01	10.66
10.10	Agreement and Fourth Amendment, effective February 13, 2002, by and among Incara Pharmaceuticals Corporation, Elan International Services, Ltd., Elan Pharma International Limited and Elan Pharmaceutical Investments III, Ltd.	10-Q	02/14/02	10.75
10.11*	License Agreement dated June 25, 1998 between Duke University and Aeolus Pharmaceuticals, Inc.	10-Q	05/15/02	10.82
10.12*	License Agreement dated May 7, 2002 between Duke University and Aeolus Pharmaceuticals, Inc.	10-Q	05/15/02	10.83
10.13*	License Agreement dated November 17, 2000 between National Jewish Medical and Research Center and Aeolus Pharmaceuticals, Inc.	10-Q	02/13/01	10.56
10.14	Exclusive License Agreement, dated January 15, 2009, by and between the Company and National Jewish Health	10-Q	05/16/11	10.7
10.15*	Securities Purchase Agreement dated as of May 15, 2002, among Incara Pharmaceuticals Corporation, Aeolus Pharmaceuticals, Inc., Elan Pharma International Limited and Elan International Services, Ltd.	8-K/A	07/03/02	10.84
10.16*	Development and Option Agreement dated May 15, 2002, among Elan Pharma International Limited, Incara Pharmaceuticals Corporation and Aeolus Pharmaceuticals, Inc.	8-K/A	07/03/02	10.85

10.17	Amended and Restated Registration Rights Agreement dated as of May 15, 2002, among Incara Pharmaceuticals Corporation, Elan International Services, Ltd. and Elan Pharma International Limited	8-K/A	07/03/02	10.86
10.18	Amendment No. 1 to License Agreement dated May 14, 2002, between Aeolus Pharmaceuticals, Inc. and Duke University (amending License Agreement dated July 21, 1995)	8-K/A	07/03/02	10.87
10.19	Amendment No. 1 to License Agreement dated May 14, 2002, between Aeolus Pharmaceuticals, Inc. and Duke University (amending License Agreement dated June 25, 1998)	8-K/A	07/03/02	10.88
10.20	Amendment No. 1 to License Agreement dated May 14, 2002, between Aeolus Pharmaceuticals, Inc. and National Jewish Medical and Research Center (amending License Agreement dated November 17, 2000)	8-K/A	07/03/02	10.89
10.21*	Subaward Agreement, dated March 16, 2011, by and between the Company and the Office of Research and Development of the University of Maryland, Baltimore	10-Q	05/16/11	10.4
10.22	Letter dated May 17, 2004 from Elan International Services, Limited and Elan Pharma International Limited to Incara Pharmaceuticals Corporation	10-Q	08/11/04	10.106
10.23+	Aeolus Pharmaceuticals, Inc. 1994 Stock Option Plan, as amended	10-Q	08/11/04	10.109
10.24+	Aeolus Pharmaceuticals, Inc. Amended and Restated 2004 Stock Incentive Plan	14-C	11/16/12	D
10.25+	Amended and Restated Employment Agreement dated July 30, 2010 between Aeolus Pharmaceuticals, Inc. and John L. McManus	8-K	08/02/10	10.4
10.26+	Letter Agreement dated July 10, 2006 between Aeolus Pharmaceuticals, Inc. and McManus & Company, Inc.	8-K	07/10/06	10.2
10.27+	Form of Indemnity Agreement	10-K	12/27/11	10.27
10.28	Terms of Outside Director Compensation	10-K	12/17/04	10.114
10.29+	Form of Incentive Stock Option Agreement	10-Q	02/08/05	10.115
10.30+	Form of Nonqualified Stock Option Agreement	10-Q	02/08/05	10.116
10.31	Subscription Agreement dated June 5, 2006 by and between the Company and the investors whose names appear on the signature pages thereof.	8-K	06/06/06	10.1
10.32	Board Observer Letter dated June 5, 2006 by and among the Company and Efficacy Biotech Master Fund Ltd.	8-K	06/06/06	10.6
10.33+	Consulting Agreement, dated December 1, 2010, between Aeolus Pharmaceuticals, Inc. and Brian J. Day	8-K	12/03/10	10.1
10.34*	Sponsored Research Agreement (Non-Clinical), dated April 12, 2011, by and between the Company and Duke University	10-Q	05/16/11	10.5
10.35	Securities Purchase Agreement dated August 11, 2010 by and among Aeolus Pharmaceuticals, Inc. and the investors listed therein	8-K	8/12/10	10.1

10.36	Form of Warrant pursuant to Securities Purchase Agreement dated August 11, 2010 by and among Aeolus Pharmaceuticals, Inc. and the investors listed therein	8-K	8/12/10	10.2
10.37	Convertible Promissory Note dated February 7, 2007 issued by Aeolus Pharmaceuticals, Inc. to Elan Pharma International Ltd.	S-1	06/04/07	10.43
10.38	Amendment No. 1 To Convertible Promissory Note dated February 7, 2009 by and between Aeolus Pharmaceuticals, Inc. and Elan Pharma International Limited	8-K	3/16/09	10.1
10.39+	Form of Restricted Share Award Agreement	S-8 POS	3/31/08	99.2
10.40	Securities Purchase and Exchange Agreement dated October 6, 2009 by and among the Company and the investors whose names appear on the signature pages thereof	8-K	10/06/09	10.1
10.41	Amendment Agreement to the Securities Purchase and Exchange Agreement, dated December 24, 2009, by and among the Company and the investors whose names appear on the signature pages thereof	8-K	12/28/09	10.1
10.42+	Offer Letter, dated September 1, 2010 between the Company and Russell Skibsted	8-K	02/16/11	10.1
10.43*	Contract No. HHSO100201100007C, dated February 11, 2011, by and between the Company and the U.S. Department of Health and Human Services Biomedical Advanced Research and Development Authority	10-Q	05/16/11	10.1
10.44*	Research and Manufacturing Agreement, dated February 18, 2011 (the “JMPS Agreement”), by and between the Company and Johnson Matthey Pharmaceutical Materials, Inc. (d/b/a Johnson Matthey Pharma Services).	10-Q	05/16/11	10.2
10.45*	Appendix 2 to the JMPS Agreement, dated February 18, 2011	10-Q	8/14/12	10.4
10.46*	Appendix 3 to the JMPS Agreement, dated April 30, 2012	10-Q	8/14/12	10.5
10.47*	Appendix 4 to the JMPS Agreement, dated April 30, 2012	10-Q	8/14/12	10.6
10.48*	Appendix 5 to the JMPS Agreement, dated April 30, 2012	10-Q	8/14/12	10.7
10.49*	Appendix 6 to the JMPS Agreement, dated April 30, 2012	10-Q	8/14/12	10.8
10.50*	General Management Consulting Assignment, dated February 23, 2011, by and between the Company and Booz Allen Hamilton Inc.	10-Q	05/16/11	10.3
10.51	Form of Securities Purchase Agreement by and among the Company and the investors whose names appear on the signature pages thereof	8-K	4/5/12	10.1
10.52	Form of Registration Rights Agreement by and among the Company and the investors party thereto	8-K	4/5/12	10.2
10.53	Form of Warrant issued to investors in March and April 2012	8-K	4/5/12	10.3

10.54	Amended and Restated Employment Agreement by and between the Company and John L. McManus	8-K	03/05/13	10.1
21.1	List of Subsidiaries				X
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm				X
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)				X
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a)				X
32.1	Certification by the Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS†	XBRL Instance Document				X
101.SCH†	XBRL Taxonomy Extension Schema Document				X
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document				X

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

Date: December 20, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE(S)	DATE

/s/ John L. McManus John L. McManus	President and Chief Executive Officer (Principal Executive Officer)	December 20, 2013

/s/ David C. Cavalier David C. Cavalier	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	December 20, 2013

/s/ David C. Cavalier David C. Cavalier	Chairman of the Board of Directors	December 20, 2013

/s/John M. Clerici John M. Clerici	Director	December 20, 2013

/s/ John M. Farah, Jr., Ph.D. John M. Farah, Jr., Ph.D.	Director	December 20, 2013

/s/ Mitchell D. Kaye Mitchell D. Kaye	Director	December 20, 2013

/s/ Amit Kumar, Ph.D Amit Kumar, Ph.D.	Director	December 20, 2013

/s/ Chris A. Rallis Chris A. Rallis	Director	December 20, 2013

/s/ Jeffrey Scott Jeffrey Scott	Director	December 20, 2013