Form 10-Q
period 2013-12-31
AEOLUS PHARMACEUTICALS, INC.
filed 2014-02-14
CIK 1261734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑ NO☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Non -accelerated filer ☐ (Do not check if a smaller reporting company)

Accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES☐ NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, par value $.01 per share	Outstanding as of February 1, 2014 134,550,068 shares

AEOLUS PHARMACEUTICALS, INC.
FORM 10-Q
For the Quarter Ended December 31, 2013
Table of Contents
Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
AEOLUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share data)

	December 31, 2013	September 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$534	$869
Accounts receivable	1,111	370
Deferred subcontractor cost	1,043	656
Prepaids and other current assets	38	39
Total current assets	2,726	1,935
Investment in CPEC LLC	32	32
Total assets	$2,758	$1,966

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,395	$579
Deferred revenue	1,085	682
Total current liabilities	2,480	1,261

Total liabilities	2,480	1,261
Commitments and contingencies (Note F)
Stockholders’ equity:
Preferred stock, $.01 par value per share, 10,000,000 shares authorized:
Series A nonredeemable convertible preferred stock, 1,250,000 shares authorized as of December 31, 2013 and September 30, 2013, respectively; no shares issued and outstanding as of December 31, 2013 and September 30, 2013, respectively	—	—
Series B nonredeemable convertible preferred stock, 1,600,000 shares authorized as of December 31, 2013 and September 30, 2013, respectively; 526,080 shares issued and outstanding as of December 31, 2013 and September 30, 2013, respectively	5	5
Common stock, $.01 par value per share, 200,000,000 shares authorized; 134,550,068 shares issued and outstanding as of December 31, 2013 and September 30, 2013, respectively	1,346	1,346
Additional paid-in capital	183,544	183,276
Accumulated deficit	(184,617)	(183,922)
Total stockholders’ equity	278	705
Total liabilities and stockholders’ equity	$2,758	$1,966

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended December 31,
	2013	2012
Revenue:
Contract revenue	$793	$1,342
Costs and expenses:
Research and development	707	1,169
General and administrative	781	655
Total costs and expenses	1,488	1,824
Loss from operations	(695)	(482)
Non-cash financing charges and change in fair value of warrants	—	4,510
Net (loss) income	$(695)	$4,028
Net (loss) income per weighted share attributable to common stockholders:
Basic	$(695)	$2,049
Diluted	$(695)	$(200)

Basic net (loss) income per common share	$(0.01)	$0.03
Diluted net (loss) income per common share	$(0.01)	$0.00
Weighted average common shares outstanding:
Basic	134,550	62,732
Diluted	134,550	65,635

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended December 31,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(695)	$4,028
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock-based compensation	268	72
Change in fair value of warrants	—	(4,510)
Change in assets and liabilities:
Accounts receivable	(741)	(668)
Deferred subcontractor cost	(387)	—
Prepaid and other assets	1	7
Accounts payable and accrued expenses	816	792
Deferred revenue	403	—
Net cash used in operating activities	(335)	(279)
Net decrease in cash and cash equivalents	(335)	(279)
Cash and cash equivalents at beginning of period	869	281
Cash and cash equivalents at end of period	$534	$2

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

Business

Aeolus is a biopharmaceutical company developing a platform of a new class of broad-spectrum, catalytic antioxidant compounds that protect healthy tissue from the damaging effects of oxidative stress. The principal endeavor of the Company is protecting against damaging effects of oxidative stress induced by radiation. Its first compound, AEOL 10150, is being developed as a medical countermeasure against the pulmonary effects of radiation exposure under a contract (“BARDA Contract”) valued at up to $118.4 million with the Biomedical Advanced Research and Development Authority (“BARDA”), a division of the Department of Health and Human Services (“HHS”).  Aeolus is in its third year under the BARDA Contract.  Aeolus also receives development support from the National Institutes of Health (“NIH”) for development of the compound as a medical countermeasure against radiation and exposure to chemical and nerve agents.  Additionally, Aeolus is developing AEOL 10150 for oncology indications, where it is used in combination with radiation and chemotherapy.  Aeolus’ strategy is to leverage the substantial investment in toxicology, manufacturing, and preclinical and clinical studies made by U.S. government agencies in AEOL 10150, including the BARDA Contract, to efficiently develop the compound for use in oncology.

Basis of Presentation

All significant intercompany activity has been eliminated in the preparation of the unaudited condensed consolidated financial  statements. The unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Some information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. The condensed balance sheet at September 30, 2013 was derived from the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013, filed with the Securities and Exchange Commission (the “SEC”) on December 20, 2013.

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

Cash and Cash Equivalents

The Company invests available cash in short-term bank deposits. Cash and cash equivalents include investments with maturities of three months or less at the date of purchase. The carrying value of cash and cash equivalents approximate their fair market value at December 31, 2013 and September 30, 2013 due to their short-term nature.

Significant customers and accounts receivable

For the three months ended December 31, 2013, the Company’s primary customer was BARDA. For the three months ended December 31, 2013, revenues from BARDA comprised 100% of total revenues. As of December 31, 2013, the Company’s receivable balances were comprised 100% from this customer. There was no unbilled accounts receivable, included in accounts receivable, as of December 31, 2013. Unbilled accounts receivable relates to work that has been performed, though invoicing has not yet occurred. All of the unbilled receivables are expected to be billed and collected within the next 12 months. Accounts receivable are stated at invoice amounts and consist primarily of amounts due from HHS as well as amounts due under reimbursement contracts with other government entities and non-government and philanthropic organizations. If necessary, the Company records a provision for doubtful receivables to allow for any amounts which may be unrecoverable. This provision is based upon an analysis of the Company’s prior collection experience, customer creditworthiness and current economic trends. As of December 31, 2013 and September 30, 2013, an allowance for doubtful accounts was not recorded as the collection history from the Company’s customer indicated that collection was probable.

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

Leases

The Company leases office space and office equipment under month to month operating lease agreements. For the three months ended December 31, 2013 and 2012, total rent expense was approximately $10,000 and $8,000, respectively.

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

Segment Reporting

The Company currently operates in one segment.

B.	Liquidity

In its audit opinion issued in connection with the Company’s consolidated financial statements for the fiscal year September 30, 2013 and 2012, the Company’s independent registered public accounting firm expressed substantial doubt about the Company’s ability to continue as a going concern given the Company’s recurring net losses, negative cash flows from operations and working capital deficiency. The Company had cash and cash equivalents of $534,000 on December 31, 2013, and $869,000 on September 30, 2013.  The decrease in cash was primarily due to cash used in operating activities.

The Company has incurred significant losses since its inception. At December 31, 2013, the Company’s accumulated deficit was $184,617,000. This raises substantial doubt about Aeolus’ ability to continue as a going concern, which will be dependent on the Company’s ability to generate sufficient cash flows to meet the Company’s obligations on a timely basis, obtain additional financing and, ultimately, achieve operating profits through product sales or BARDA procurements. The Company intends to explore strategic and financial alternatives, which may include a merger or acquisition with or by another company, the sale of shares of stock and/or convertible debentures, the establishment of new collaborations for current research programs that include initial cash payments and on-going research support and the out-licensing of the Company’s compounds for development by a third party. The Company believes that without additional investment capital it will not have sufficient cash to fund its activities in the near future, and will not be able to continue operating. As such, the Company’s continuation as a going concern is dependent upon its ability to raise additional financing. If the Company is unable to obtain additional financing to fund operations, it will need to eliminate some or all of its activities, merge with another company, sell some or all of its assets to another company, or cease operations entirely. There can be no assurance that the Company will be able to obtain additional financing on acceptable terms or at all, or that the Company will be able to merge with another Company or sell any or all of its assets.

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

As of December 31, 2013, 526,080 shares of Series B Stock were outstanding, all of which were held by Elan. Each share of Series B Stock was convertible into one share of common stock as of December 31, 2013.

There were no shares of Series A Convertible Preferred Stock issued or outstanding as of December 31, 2013.

Common Stock

February/March 2013 Financing

On February 19, 2013 and March 4, 2013, the Company entered into Securities Purchase Agreements (the “Purchase Agreements”) with certain accredited investors (the “Purchasers”). Under the terms of the agreements, the Company received approximately $3,616,000 in gross proceeds in exchange for the issuance of an aggregate of 14,462,000 units (the “Units”), consisting of 14,462,000 shares of common stock and 14,462,000 warrants, at a purchase price of $0.25 per unit. Each Unit consists of (i) one share of common stock (the “Common Shares”) and (ii) a five-year warrant to purchase one share of the Company’s common stock (the “Warrants”). The Warrants have an initial exercise price of $0.25 per share.

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

The February/March 2013 Financing contains a registration rights agreement with an arrangement for liquidated damages in the event of a failure to maintain the effectiveness with the SEC of a registration statement covering the February/March 2013 Financing Units. The Company must use its commercially reasonable efforts to maintain the registration statement continuously effective until the earlier to occur of (i) the date on which all securities covered by such registration statement have been sold, and (ii) the date on which all securities covered by such registration statement may be sold without volume restrictions pursuant to Rule 144 under the Securities Act of 1933, as amended. In the event the Company fails to meet this obligation, subject to certain exceptions, the Company will be required to make a cash payment of 0.5% of the aggregate amount invested to the Purchasers of the February/March 2013 Financing Units. The 0.5% payment equaling $18,000 would be due for every 30-day period in which the registration statement is not continuously effective. The maximum liability would be $108,000 and no damages would accrue after August 19, 2013, the date that is six months from the closing of the February/March 2013 Financing.  The registration statement was declared effective by the SEC as of June 13, 2013. No liability was recorded as the registration statement was continuously effective through December 31, 2013.

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

Modifying the exercise price of the warrants to a fixed amount of $0.01 eliminated the requirement for warrant liability accounting treatment and resulted in a charge of $2,084,000.

March 2012 Financing

On March 30, 2012 and April 4, 2012, the Company entered into Securities Purchase Agreements (the “Purchase Agreements”) with certain accredited investors (the “Purchasers”) and completed a financing (the “March 2012 Financing”). Under the terms of the Purchase Agreements, the Company received $660,000 in gross proceeds in exchange for the issuance of an aggregate of 2,200,166 units (the “March 2012 Units”), consisting of 2,200,166 shares of common stock and 1,650,126 warrants, at a purchase price of $0.30 per Unit. Each Unit consisted of (i) one share of common stock (the “March 2012 Common Shares”) and (ii) a five-year warrant to purchase 0.75 of a share of the Company’s common stock (the “March 2012 Warrants”). The March 2012 Warrants have an initial exercise price of $0.40 per share.

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

Warrants

As of December 31, 2013, warrants to purchase an aggregate of 17,879,627 shares of common stock were outstanding with a weighted average exercise price of $0.30 per share. Details of the warrants for common stock outstanding at December 31, 2013 are as follows:

Number of Shares	Exercise Price	Expiration Date
100,000	$0.50	May 2014
100,000	$1.00	May 2014
100,000	$1.50	May 2014
125,000	$0.51	June 2014
125,000	$1.00	June 2014
20,000	$0.39	September 2014
15,000	$0.50	September 2014
15,000	$0.60	September 2014
50,000	$0.38	April 2015
50,000	$0.50	May 2016
50,000	$0.50	July 2016
50,000	$1.00	July 2016
50,000	$1.50	July 2016
50,000	$2.00	July 2016
50,000	$2.50	July 2016
1,337,627	$0.40	March 2017
325,000	$0.40	April 2017
300,000	$0.258	June 2017
140,000	$0.35	October 2017
13,085,000	$0.25	February 2018
1,742,000	$0.25	March 2018
17,879,627	$0.30

As of December 31, 2013, one warrant to purchase an aggregate of 896,037 shares of preferred stock was outstanding. The warrant has an exercise price of $0.01 per share and expires in February 2016.

Below is a summary of warrant activity (“common and preferred”) for the three months ended December 31, 2013:
Weighted Average
	Number of Shares	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at 9/30/2013	18,775,664	$0.29	4.05	$693,340
Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Expired or Canceled	-	$-	-	$-
Forfeited	-	$-	-	$-
Vested	-	$-	-	$-
Outstanding at 12/31/2013	18,775,664	$0.29	3.80	$197,128

D.	Stock-Based Compensation

Below is a summary of stock option activity for the three months ended December 31, 2013:
		Weighted Average
	Number of Shares	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at 9/30/2013	11,214,898	$0.52	6.67	$3,825
Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Expired or Canceled	(62,856)	$2.93	-	$-
Forfeited	-	$-	-	$-
Vested (RSAs)	-	$-	-	$-
Outstanding at 12/31/2013	11,152,042	$0.51	6.45	$-

For the three months ended December 31, 2013, all stock options were granted with an exercise price at or above the fair market value of the Company’s common stock on the date of grant.

The details of stock options for the three months ended December 31, 2013 were as follows:

	Options Outstanding			Options Exercisable
			Weighted			Weighted
	Number	Weighted	Average	Number	Weighted	Average
Range of	Outstanding	Average	Remaining	Exercisable	Average	Remaining
Exercise	at December 31,	Exercise	Contractual	At December 31,	Exercise	Contractual
Prices	2013	Price	Life (in years)	2013	Price	Life (in years)
$0.23-$0.30	1,612,500	$0.29	6.05	1,612,500	$0.29	6.05
$0.31-$0.40	6,501,500	$0.39	7.57	5,873,378	$0.39	7.40
$0.41-$0.50	502,000	$0.45	7.99	366,583	$0.45	7.49
$0.51-$0.60	963,750	$0.59	5.39	963,750	$0.59	5.39
$0.61-$0.70	66,500	$0.68	2.63	66,500	$0.68	2.63
$0.71-$0.80	382,250	$0.75	3.41	382,250	$0.75	3.41
$0.81-$0.90	697,091	$0.88	2.76	697,091	$0.88	2.76
$0.91-$1.00	44,500	$0.94	1.74	44,500	$0.94	1.74
$1.01-$1.50	81,500	$1.13	1.31	81,500	$1.13	1.31
$1.51-$5.00	300,451	$2.73	0.65	300,451	$2.73	0.65

Stock-based compensation expense recognized in the statement of operations is as follows (in thousands):

	For the three months ended
	December 31,
	2013	2012
Research and Development Expenses	$6	$4
General and Administrative Expenses	262	68
	$268	$72

The total deferred compensation expense for outstanding and unvested stock options for the three months ended December 31, 2013 was $209,000. The weighted average remaining recognition period for the total deferred compensation expense is approximately three months. The fair value of the options associated with the above compensation expense was determined at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the three months ended December 31,
	2013	2012
Dividend yield	0%	0%
Expected volatility	156.27%	143.05%
Risk-free interest rate	0.86%	0.72%
Expected term	5.27 years	5.14 years

E.	Net Income (Loss) Per Common Share

The Company computes basic net income (loss) per weighted average share attributable to common stockholders using the weighted average number of shares of common stock outstanding during the period. The Company computes diluted net income (loss) per weighted average share attributable to common stockholders using the weighted average number of shares of common and dilutive potential common shares outstanding during the period. Potential common shares outstanding consist of stock options, convertible debt, warrants and convertible preferred stock using the treasury stock method and are excluded if their effect is anti-dilutive. Diluted weighted average common shares did not include any incremental shares for the three months ended December 31, 2013 and included incremental shares of approximately 2,903,000 shares for the three months ended December 31, 2012 issuable upon the exercise or conversion of convertible debt, stock options to purchase common stock, convertible preferred stock and warrants to purchase common stock. Diluted weighted average common shares excluded incremental shares of approximately 2,292,000 and 58,565,000, respectively, for the fiscal year 2013 and 2012, due to their anti-dilutive effect.

	For three months ended December 31,
	2013	2012
Numerator:
Net income	$(695)	$4,028
Net income attributable to participating securities	—	(1,979)
Net income attributable to common stockholders – basic	$(695)	$2,049

Net income	$(695)	$4,028
Less gain on warrant liability for participating common warrants	—	4,228
Net loss attributable to common stockholders – diluted	$(695)	$(200)
Denominator:
Weighted-average shares used in computing net income per share attributable to common stockholders – basic	134,550	62,732
Effect of potentially dilutive securities:
Common stock warrants	—	2,903
Convertible preferred warrants	—	—
Convertible preferred stock	—	—
Common stock options	—	—
Non-participating common stock warrants	—	—
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders – diluted	134,550	65,635
Basic net income per common share	$(0.01)	$0.03
Diluted net income (loss) per common share	$(0.01)	$0.00

F.	Commitments

The Company acquires assets still in development and enters into research and development arrangements with third parties that often require milestone and royalty payments to the third party contingent upon the occurrence of certain future events linked to the success of the asset in development. Milestone payments may be required, contingent upon the successful achievement of an important point in the development life-cycle of the pharmaceutical product (e.g., approval of the product for marketing by a regulatory agency). If required by the arrangement, the Company may have to make royalty payments based upon a percentage of the sales of the pharmaceutical product in the event that regulatory approval for marketing is obtained. Because of the contingent nature of these payments, they are not included in the table of contractual obligations. No milestones have been met, nor have any payments been paid, as of December 31, 2013.

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

This report contains, in addition to historical information, statements by us with respect to expectations about our business and future results which are “forward-looking” statements under the Private Securities Litigation Reform Act of 1995. These statements and other statements made elsewhere by us or by our representatives, which are identified or qualified by words such as “likely,” “will,” “suggests,” “expects,” “might,” “believe,” “could,” “should,” “may,” “estimates,” “potential,” “predict,” “continue,” “would,” “anticipates,” “plans,” or similar expressions, are based on a number of assumptions that are subject to risks and uncertainties. Such statements include, but are not limited to, those relating to our product candidates and funding options, as well as our proprietary technologies and uncertainties and other factors that may cause our actual results to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Important factors that could cause results to differ include risks associated with uncertainties of progress and timing of clinical trials, scientific testing, obtaining regulatory approval, the need to obtain (and obtaining) funding for pre-clinical and clinical trials and operations, the scope and validity of intellectual property protection for our product candidates, proprietary technologies and their uses, new accounting and Securities and Exchange Commission (“SEC”) requirements and competition from other biopharmaceutical companies. Certain of these factors and others are more fully described in our filings with the SEC, including, but not limited to, our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, filed with the SEC on December 20, 2013. All forward-looking statements are based on information available as of the date hereof, and we do not assume any obligation to update such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Operations Summary

Business

We are a biopharmaceutical company developing a new class of broad-spectrum, catalytic antioxidant compounds based on technology discovered and researched at Duke University, the University of Colorado and National Jewish Health, developed by Drs. Irwin Fridovich, Brian Day and others. Dr. Day is our Chief Scientific Officer.

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

Pursuant to the BARDA Contract we were awarded approximately $10.4 million for the base period of the contract (from February 2011 to April 2012). On April 16, 2012, we announced that BARDA had exercised two options under the BARDA Contract worth approximately $9.1 million. On September 17, 2013, we announced that BARDA had exercised $6.0 million in additional contract options, bringing the total exercised contract value to date to approximately $25.5 million.  We may receive up to an additional $92.9 million in options exercisable over the remaining years of the BARDA Contract.  Options are exercised based on the progress of the development program, including the completion of clinical trials or manufacturing tasks under previously exercised options.  The final goal of the contract is to achieve FDA approval for 10150 and the development of commercial manufacturing capability.  In order to achieve these goals, we believe it will be necessary to exercise the majority of the options in the contract. We also believe that BARDA is likely to continue to exercise options as long as 10150 continues to demonstrate efficacy and safety in animal testing for Lung-ARS.  In the event we begin sales to the U.S. government under an Emergency Use Authorization (“EUA”), we believe that BARDA is highly likely to exercise the majority of the remaining options under the contract.  One of the requirements of an EUA is that the development program continue towards the goal of FDA approval. If all of the options are exercised by BARDA, the total value of the contract would be approximately $118.4 million.

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

We are also developing 10150 as a treatment for GI-ARS with grant funding from NIH-NIAID.  Unlike contract funding, grant funding is paid directly to research facilities and does not flow through our financial statements.  The NIH-NIAID funding for GI-ARS is provided in the context of a larger grant program for ARS MCM development and is not currently tied to a defined development program like the BARDA Contract for Lung-ARS contract.  Generally, we believe that the continuation of grant funding for this indication will be dependent on continuing evidence of efficacy in animal trials.  There are no existing treatments for GI-ARS and current standard of care is limited to supportive measures, although there are other drugs being developed by other companies for this indication with BARDA funding. If we are able to successfully develop 10150 for use in GI-ARS, we would have an additional argument for its procurement by BARDA for the SNS.

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

We are also funded by grant money from the NIH CounterACT program and the National Institute of Neurological Disorders and Stroke (“NINDS”) for the development of 10150 as a MCM for the effects of nerve gas (e.g., sarin and soman) exposure. NIH-CounterACT awarded a contract on September 24, 2011 worth approximately $735,000, to the University of Colorado to develop 10150 as a MCM against nerve agents. Work performed with this initial funding has demonstrated that 10150 significantly improves survival when administered with current treatment in a pilocarpine model for nerve gas exposure. In September 2013, we announced that Dr. Manisha Patel at the University of Colorado had been awarded a $4.3 million grant from NINDS to develop as a MCM for exposure to sarin gas and other nerve agents.

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

Upon the successful completion of an additional Phase I study in healthy normal volunteers funded under the BARDA contract and approval of a protocol by the FDA and the appropriate Institutional Review Boards (“IRBs”), we expect to begin a Phase II study in cancer radiation therapy patients.  The Company is considering several potential indications, including prostate cancer, esophageal cancer, head and neck cancer and non-small cell lung cancer.

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

Two other compounds Ethyl and Hexyl are the subject of a $20 million research grant from NIH-NIAID, for development as a potential MCM for ARS. In general, this research is at an earlier stage of development than 10150.  Neither Ethyl nor Hexyl have been tested in humans and no IND is on file for either drug.  A significant amount of pre-clinical work would be required to bring either compound into clinical testing.  Because this is grant funding, it is paid directly to the research institutions and does not flow through our financial statements.

BARDA Contract

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

Pursuant to the Statement of Work in the BARDA Contract, we expect to provide the data necessary for filing an application for an EUA in the second half of 2014.  An EUA would make it possible for BARDA to begin procuring 10150 for the strategic national stockpile. Procurements from BARDA may result in a significant increase in revenues, and potential profitability, for Aeolus.

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

As of December 31, 2013, the total contract value exercised by BARDA under the BARDA Contract is $25.5 million. From inception of the BARDA Contract, we have billed BARDA approximately $17.9 million.

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

February/March 2013 Financing

On February 19, 2013 and March 4, 2013, we entered into Securities Purchase Agreements (the “Purchase Agreements”) with certain accredited investors (the “Purchasers”). Under the terms of the agreements, we received $3,616,000 in gross proceeds in exchange for the issuance of an aggregate of approximately 14,462,000 units (the “Units”), consisting of 14,462,000 shares of common stock and 14,462,000 warrants, at a purchase price of $0.25 per unit. Each Unit consists of (i) one share of common stock (the “Common Shares”) and (ii) a five-year warrant to purchase one share of our common stock (the “Warrants”). The Warrants have an initial exercise price of $0.25 per share.

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

Results of Operations

Three months ended December 31, 2013 versus three months ended December 31, 2012

We had net loss of $695,000 and net income of $4,028,000 (including a non-cash adjustment for decreases in valuation of warrants of $4,510,000), and cash outflows from operations of $335,000 and $279,000 for the three months ended December 31, 2013 and December 31, 2012, respectively.

Revenue for the three months ended December 31, 2013 was $792,000, which compares to $1,342,000 for the three months ended December 31, 2012. The revenue is from the collaboration with BARDA announced on February 11, 2011.  Since being awarded the BARDA Contract, we generate contract revenue from a cost-plus fee arrangement. Revenues on reimbursable contracts are recognized as costs are incurred, generally based on allowable costs incurred during the period, plus any recognizable earned fee. We consider fixed fees under cost-plus fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract.

Research and Development (“R&D”) expenses decreased $462,000, or 40%, to $707,000 for the three months ended December 31, 2013 from $1,169,000 for the three months ended December 31, 2012. The decrease is primarily attributable to work related to the BARDA Contract.

General and administrative (“G&A”) expenses increased $126,000, or 19%, to $781,000 for the three months ended December 31, 2013 from $655,000 for the three months ended December 31, 2012. Stock based compensation increased by $193,000 as a result of increased grant activity.

Liquidity and Capital Resources

We had cash and cash equivalents of $534,000 on December 31, 2013, and $869,000 on September 30, 2013. The decrease in cash was primarily due to cash provided by operating activities.

We had net loss of $695,000 for the three months ended December 31, 2013. We had cash outflows from operations of $335,000. We expect to incur additional losses and negative cash flow from operations during the remainder of fiscal year 2014 and for several more years.

On February 11, 2011, we were awarded the BARDA Contract to fund the development of AEOL 10150 as a medical countermeasure for Lung-ARS from its current status to FDA approval in response to Special Instructions Amendment 4 to a Broad Agency Announcement (BAA-BARDA-09-34) for advanced research and development of medical countermeasures for chemical, biological, radiological and nuclear threats.  The contract value could be up to $118.4 million depending on options exercised by BARDA and the requirements for approval by the FDA.  Under the BARDA Contract, substantially all of the costs of the development of AEOL 10150 as a medical countermeasure for pulmonary injuries resulting from an acute exposure to radiation from a radiological/nuclear accident or attack, particularly injuries associated with ARS or Delayed Effects of Acute Radiation Exposure would be paid for by the U.S. government through BARDA funding.  We recognized $793,000 in revenue during the quarter ended December 31, 2013 related to the BARDA Contract. The BARDA Contract includes provisions to cover some, but not all, general corporate overhead as well as a small provision for profit. The net impact of the BARDA Contract on our liquidity is that our projected cash burn has been reduced. Certain costs, typically those of being a public company, like legal costs associated with being a public company, Investor Relations/Public Relations costs and patent-related costs, are not included in overhead reimbursement in the BARDA Contract.  In order to fund on-going operating cash requirements or to accelerate or expand our oncology and other programs we may need to raise significant additional funds.

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

A material weakness is a significant deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the determination that our diluted net income (loss) per share calculations did not include the net income effect of changes in fair value related to dilutive, liability classified warrants for the fiscal years ended September 30, 2012 and 2011, and the quarterly periods included therein, management has determined that a material weakness existed as of December 31, 2013.

Management believes the material weakness is due to a deficiency in technical resources over financial reporting. As a result of the material weakness, management is evaluating mitigating controls to minimize the potential for incorrect calculations of earnings per share in our future financial statements.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1A. Risk Factors

As of December 31, 2013, there have not been any material changes from the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, which was filed with the SEC on December 20, 2013.

Item 6. Exhibits

Exhibit #		Description
2.1	(1)	Agreement and Plan of Merger and Reorganization dated September 16, 2003 between Incara, Inc. and Incara Pharmaceuticals Corporation
3.1	(2)	Amended and Restated Certificate of Incorporation
3.2	(3)	Bylaws
4.1	(4)	Form of Common Stock Certificate
4.2	(1)	Form of Series B Preferred Stock Certificate
4.3	(5)	Form of Warrant to Purchase Common Stock dated June 5, 2006.

4.4	(6)	Registration Rights Agreement dated May 22, 2007 by and among the Company and each of the Purchasers whose names appear on the Schedule attached thereto.
4.5	(7)	Registration Rights Agreement dated October 6, 2009 by and among the Company and the investors whose names appear on the signature pages thereof.
4.6	(6)	Form of Warrant to Purchase Common Stock dated May 22, 2007.
4.7	(7)	Form of Warrant to Purchase Common Stock
4.8	(1)	Registration Rights Agreement dated September 16, 2003 among Incara Pharmaceuticals Corporation, Incara, Inc. and Goodnow Capital, L.L.C.
4.9	(8)	Registration Rights Agreement dated August 11, 2010 by and among Aeolus Pharmaceuticals, Inc. and the investors listed therein
4.10	(9)	Registration Rights Agreement dated March 4, 2013 by and among Aeolus Pharmaceuticals, Inc. and the investors listed therein
4.11	(9)	Form of Warrant to Purchase Common Stock dated March 4, 2013
4.12	(10)	Warrant Repricing, Exercise and Lockup Agreement dated February 19, 2013 by and among the Company, Xmark JV Investment Partners, LLC and affiliates
31.1		Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).
31.2		Certification of the Interim Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).
32.1		Certification by the Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	+	XBRL Instance Document
101.SCH	+	XBRL Taxonomy Extension Schema Document
101.CAL	+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	+	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated herein by reference to the Registrant’s Registration Statement on Form  S -4 filed with the  SEC on 09/19/03.

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

(9) Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on 3/6/13.

(10) Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on 2/19/13.

+ Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 14, 2014
AEOLUS PHARMACEUTICALS, INC.

By   /s/ John L. McManus______________________
John L. McManus
President and Chief Executive Officer
(Principal Executive Officer)

By   /s/ David Cavalier_________________________
David Cavalier
Chairman, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)