Form 10-K/A
period 2013-09-30
AEOLUS PHARMACEUTICALS, INC.
filed 2014-03-27
CIK 1261734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________

FORM 10-K/A
(Amendment No. 1)

____________
(MARK ONE)
☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐      Non-accelerated filer ☐ Smaller reporting company☒
                (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant based upon the average of the bid and asked price on the OTC Bulletin Board as of March 24, 2014 was approximately $9,703,802. Shares of common stock held by each executive officer and director and by each other stockholder who owned 10% or more of the outstanding common stock as of such date have been excluded in that such stockholder might be deemed to be an affiliate of the registrant. This determination of affiliate status might not be conclusive for other purposes.

As of March 24, 2014, the registrant had 134,550,068 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Aeolus Pharmaceuticals, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013, as filed with the Securities and Exchange Commission (the “SEC”) on December 20, 2013 (the “Original Form 10-K”). The purpose of this Form 10-K/A is to replace Part III, Item 10 through Item 14, previously intended to be incorporated by reference to the Company’s definitive information statement filed pursuant to Regulation 14C. In connection with the filing of this Form 10-K/A and pursuant to the rules of the SEC, the Company is including with this Form 10-K/A certain new certifications by its principal executive officer and principal financial officer. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications. Except as set forth above, the Company has not modified or updated disclosures presented in the Original Form 10-K to reflect events or developments that have occurred after the date of the Original Form 10-K. This Form 10-K/A does change the previously reported financial statements or any of the other disclosures contained in Part I or Part II of the Original Form 10-K.

AEOLUS PHARMACEUTICALS, INC.
ANNUAL REPORT ON FORM 10-K
Table of Contents

i

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information Regarding Directors

The following sets forth the names and ages (as of December 31, 2013) of our directors, and certain other information about them.

Name of Director	Age as of December 31, 2013	Director Since
David C. Cavalier	44	April 2004

John M. Farah, Jr., Ph.D.	61	October 2005

Amit Kumar, Ph.D.	49	June 2004

Chris A. Rallis	60	June 2004

John M. Clerici	43	May 2013

Mitchell D. Kaye, J.D.	45	May 2013

Jeffrey A. Scott, M.D.	55	May 2013

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

John M. Clerici is a founding Principal of Tiber Creek Partners, LLC, a company focused on providing scientific and business counseling to biotechnology companies seeking to use non-dilutive capital from the U.S. and foreign governments and from non-governmental organizations. Mr. Clerici is also a Partner in the government contracts practice at McKenna Long & Aldridge LLP. For over 14 years, Mr. Clerici has been at the forefront of the creation of the public health preparedness sector, including helping large pharmaceutical and emerging biotechnology companies develop creative approaches to access non-dilutive capital to fund the development of biotechnology for emerging disease and engineered threats. Since 1999, Mr. Clerici has assisted over three dozen companies in obtaining nearly $4 billion in funding for research, development and procurement of public health countermeasures from the Federal government, which includes the majority of the awards made under Project Bioshield, the U.S. Government’s initiative for preparing the United States against a bioterrorist attack. Prior to joining McKenna Long & Aldridge LLP, Mr. Clerici was a judge advocate with the U.S. Air Force where, among other assignments, he advised the Air Force Research Laboratory on the procurement of technology from research institutions throughout the United States, Europe and Asia. Mr. Clerici earned his Juris Doctor from the University of North Carolina at Chapel Hill in 1995. He did his undergraduate work at the Catholic University of America, graduating summa cum laude. We believe that Mr. Clerici should serve as a director of our Company in light of his over 14 years of experience in working with the US Government in public health preparedness. We believe he will contribute significantly to our medical countermeasure development programs.

Mitchell D. Kaye, J.D. is the Founder of MedClaims Liaison, LLC and has served as its Chief Executive Officer since 2009. MedClaims is a consumer advocacy business which works on behalf of families in managing reimbursement disputes with medical providers and insurance companies. From 2008-2010, Mr. Kaye was a Managing Director with Navigant Capital Advisors, a financial and strategic advisory services firm, and Head of Navigant's Financial Institutions Restructuring Solutions Team (FIRST). While at Navigant, Mr. Kaye led numerous high profile engagements on behalf of investment funds and investors. Previously, as a successful entrepreneur in the asset management industry, Mr. Kaye launched two highly profitable asset management companies. Mr. Kaye was the founding member of Xmark Opportunity Partners, LLC, an investment fund exclusively focused on investments in publicly traded life sciences companies, and has served as a member of the management committee since 2001. Mr. Kaye established a venerable reputation as an activist investor, taking influential stakes in numerous companies, forcing changes at the boards of directors and management team levels, and guiding the sale of several of his portfolio companies to the benefit of shareholders. In 1996, Mr. Kaye began his career as a founding member of Brown Simpson Asset Management, LLC (Brown Simpson), an investment fund that was at the foreground of private placement investing in the public markets. Brown Simpson’s life sciences investment unit produced a value weighted cash-on-cash return in excess of 100% during the life of the fund. During his career, Mr. Kaye has consummated over 100 transactions as a lead investor, structured over a billion dollars in debt and equity-linked transactions, and taken an active role in the management of numerous portfolio companies. Mr. Kaye has served on the boards of several private and public companies, and also served on the board of the New York Alzheimer’s Association. From September 2007 until the company’s unwinding in June 2009, Mr. Kaye served on the board of directors of Genaera Corporation, a biopharmaceutical company that was listed on the Nasdaq Capital Market. Mr. Kaye received his BA from Wesleyan University, and his Juris Doctorate from Northwestern University School of Law. We believe that Mr. Kaye should serve as a director of our Company in light of his experience in business development and financing biotech companies, which we believe will be invaluable as we begin to generate efficacy data from our animal efficacy and cancer studies.

Jeffrey A. Scott, M.D., whose specialty is oncology, currently is General Manager/Senior Vice President for P4 Healthcare, a division of Cardinal Health Specialty Solutions, which is a division of Cardinal Health. He is also a member of Cardinal Health’s Operating Committee. Prior to the 2010 sale of P4 Healthcare to Cardinal Health, Dr. Scott was the Founder, President and Chief Executive Officer of P4 Healthcare, since its inception in 2006. P4 Healthcare was a multimedia Healthcare Marketing and Education Company with a focus in Oncology. From 1998 to 2002, Dr. Scott served as the National Medical Director and President of the International Oncology Network (ION), a network of more than 4,000 U.S. private practice oncologists headquartered in Baltimore, Maryland. In 2002, ION became a subsidiary of Amerisource Bergen Corporation upon its sale. Dr. Scott continued to serve as President and General Manager for ION until 2005. Dr. Scott was a practicing physician, Founding Partner and Chief Financial Officer of Georgia Cancer Specialists located in Atlanta, Georgia from 1990 to 2000. During Dr. Scott’s tenure as Chief Financial Officer of Georgia Cancer Specialists, the physician practice had over $100 million in revenue and Dr. Scott was responsible for development of financial programs of practice after the merger and corporate buyout by Phymatrix. Also at the Georgia Cancer Specialists, Dr. Scott took responsibility for the development of an extensive clinical research program. From 1998 to 2000, he also served as Medical Chief of Staff at Emory Northlake Regional Medical Center in Atlanta, Georgia. Dr. Scott’s biotechnology experience includes his role as a Consultant to NexStar Pharmaceuticals, Inc. (“NexStar”) of Boulder, Colorado. Prior to NexStar’s 1999 merger with Gilead Sciences, Inc., it was engaged in the discovery, development, manufacture and commercialization of products to treat serious and life-threatening illnesses. As a consultant to NexStar, Dr. Scott was responsible for assisting and educating the sales force in dealing with physician networks and consulting with investment advisors regarding potential investments in other biotechnology companies. Dr. Scott’s educational background includes a B.S. degree in Microbiology from the University of Michigan, Ann Arbor, Michigan, a medical education at Wayne State University, Detroit, Michigan, and a fellowship in Oncology at University of Texas Health Sciences, San Antonio, Texas. Dr. Scott has Board Certifications from the American Board of Internal Medicine, Internal Medicine, September 1987, and the American Board of Internal Medicine, Medical Oncology, November 1989. Dr. Scott has served on the board of directors of Biovest International, Inc. (OTCQB: BVTI) since March 2004. We believe that Dr. Scott should serve as a director of our Company in light of his experience as an oncologist, drug developer and senior executive in one of the leading pharmaceutical distribution companies, which we believe will be invaluable as we begin to move forward with our AEOL 10150 oncology development program and begin to formulate our strategies for making our compound available in the most efficient and effective way for biodefense purposes.

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, there were no reports required under Section 16(a) of the Exchange Act that were not timely filed during the fiscal year ended September 30, 2013.

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

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. We have posted the text of Code of Ethics on our Internet website at www.aeoluspharma.com. A copy of the Code of Ethics can also be obtained free of charge by writing to David Cavalier, Aeolus Pharmaceuticals, Inc., 26361 Crown Valley Parkway, Suite 150 Mission Viejo, CA 92691.

Audit Committee

The Board of Directors has established an Audit Committee in accordance with section 3(a)(58)(A) of the Exchange Act.

11. Executive Compensation.

COMPENSATION OF DIRECTORS

The following table sets forth information for the fiscal year ended September 30, 2013 regarding the compensation of our directors.

Director Compensation

Name	Fees Earned or Paid in Cash	Option Awards(1)	All Other Compensation	Total

David C. Cavalier	—	$—	—	$—
John M. Farah, Jr., Ph.D.	—	25,663	—	25,663
Joseph J. Krivulka	—	18,739	—	18,739
Amit Kumar, Ph.D.	—	25,663	—	25,663
Michael E. Lewis, Ph.D.	—	17,126	—	17,126
Chris A. Rallis	—	25,663	—	25,663
Peter D. Suzdak, Ph.D.	—	18,739	—	18,739
John M. Clerici	—	10,380	—	10,380
Mitchell D. Kaye	—	10,380	—	10,380
Jeffrey Scott	—	10,380	—	10,380

(1)
The amounts in the “Option Awards” column reflect the aggregate grant date fair value of awards for grants of options to each listed director in fiscal 2013, computed in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718. These amounts do not represent the actual amounts paid to or realized by the directors during fiscal 2013. The fair value of the options was determined at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (i) dividend yield: 0%; (ii) expected volatility: 157.94%; (iii) risk-free interest rate: 0.9%; and (v) expected option life after shares are vested: 5.27 years. We use a straight line method of amortization of stock-based compensation.

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

Outstanding Equity Awards for Directors as of September 30, 2013

The following table sets forth information regarding unexercised stock options for each Director outstanding as of September 30, 2013. We have not awarded stock grants or other equity incentive awards and as such have not made any disclosures regarding such awards.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options Option Awards
David C. Cavalier	172,750	—	—

John M. Farah, Jr., Ph.D.	374,091	—	—

Amit Kumar, Ph.D.	446,250	—	—

Chris A. Rallis	446,250	—	—

John M. Clerici	56,250	—	—

Mitchell D. Kaye	56,250	—	—

Jeffrey A. Scott, M.D.	56,250	—	—

EXECUTIVE COMPENSATION

The following table sets forth all compensation earned for services rendered to Aeolus in all capacities for the fiscal year ended September 30, 2013 and 2012, by its principal executive officer and principal financial officers, collectively referred to as the “Named Executive Officers”.

Summary Compensation Table

		Annual Compensation			All Other
Name and Principal	Fiscal			Option	Compensation
Position(s)	Year	Salary ($)	Bonus ($)	Awards ($) (1)	($)	Total ($)
John L. McManus	2013	$421,270	—	$740,600	$—	$1,161,870
President and	2012	$409,000	—	$89,325	—	$498,325
Chief Executive Officer

Russell Skibsted	2013	$174,885	—	$52,905	$—	$227,790
Senior Vice President, Chief Financial Officer	2012	$255,625	—	$107,025	$—	$362,650
and Secretary (2)

David C. Cavalier	2013	$342,282	—	$—	$—	$342,282
Chairman of the Board and Chief Financial	2012	$332,313	—	$—	$—	$332,313
Officer

(1)
The amounts in the “Option Awards” column reflect the aggregate grant date fair value of awards for grants of options to each listed Named Executive Officer, computed in accordance with FASB ASC Topic 718. These amounts do not represent the actual amounts paid to or realized by any of the Named Executive Officers during fiscal 2013 or fiscal 2012. The fair value of the options was determined at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (i) dividend yield: 0%; (ii) expected volatility: 154.71%; (iii) risk-free interest rate: 0.84%; and (v) expected option life after shares are vested: 5.27 years. We use a straight line method of amortization of stock-based compensation.

(2)	Mr. Skibsted ceased employment with us on May 31, 2013.

Grants of Plan Based Awards During the Fiscal Year Ended September 30, 2013

The following table summarizes all option grants during the fiscal year ended September 30, 2013 to the Named Executive Officers. Each of these options was granted pursuant to our 2004 Stock Incentive Plan, as amended (the “2004 Plan”).

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)(1)	Exercise or Base Price of Option Awards	Grant Date Fair Value of Option Awards (2)
John L. McManus	3/4/2013	2,000,000	$0.40	$740,600
President and Chief Executive Officer

Russell Skibsted
Senior Vice President, Chief Financial Officer and Secretary	3/8/2013	150,000	$0.38	$52,905

 (1)      The option grant vests on a monthly basis for twelve months with a ten-year term, subject to earlier termination upon certain events.

 (2)      The amounts in the “Grant Date Fair Value of Option Awards” column reflect the aggregate grant date fair value of awards for grants of options to each listed Named Executive Officer in fiscal 2013, computed in accordance with FASB ASC Topic 718. These amounts do not represent the actual amounts paid to or realized by the Named Executive Officers during fiscal 2013.

Outstanding Equity Awards as of September 30, 2013

The following table sets forth information regarding outstanding unexercised stock options for each of the Named Executive Officers as of September 30, 2013. We have not awarded stock grants or other equity incentive awards and as such have not made any disclosures regarding such awards.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Awards Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options		Option Exercise Price	Option Expiration Date

John L. McManus	10,000	—		—	$0.97	7/29/2015
	10,000	—		—	$0.91	8/31/2015
	10,000	—		—	$1.12	9/30/2015
	10,000	—		—	$1.15	10/31/2015
	10,000	—		—	$1.03	11/30/2015
	10,000	—		—	$0.95	12/30/2015
	10,000	—		—	$0.89	1/31/2016
	10,000	—		—	$0.90	2/28/2016
	10,000	—		—	$0.80	3/31/2016
	10,000	—		—	$0.75	4/28/2016
	10,000	—		—	$0.60	5/31/2016
	10,000	—		—	$0.81	6/30/2016
	250,000	—		—	$0.75	7/14/2016
	250,000	—		—	$0.90	7/13/2017
	250,000	—		—	$0.32	7/14/2018
	1,000,000	—		—	$0.30	5/6/2019
	250,000	—		—	$0.39	7/30/2019
	250,000	—		—	$0.40	7/14/2020
	1,500,000	—		—	$0.40	7/29/2020
	250,000	—		—	$0.40	7/14/2021
	250,000	—		—	$0.28	7/14/2022
	2,000,000	1,000,000	(1)	—	$0.40	3/4/2023

David Cavalier	20,000	—	—	$1.85	9/22/2014
	20,000	—	—	$0.90	9/7/2015
	30,000	—	—	$0.85	9/12/2016
	30,000	—	—	$0.55	7/27/2017
	27,750	—	—	$0.40	12/11/2013
	3,750	—	—	$0.29	2/5/2019

 (1) Options vest at a rate of approximately 166,667 per month from the grant date for twelve months, provided that John McManus is an employee or consultant of the Company on the applicable vesting date. In the event of a sale of the Company, through a merger or otherwise, all of the options shall be fully vested and immediately exercisable.

Option Exercises and Stock Vested During the Fiscal Year Ended September 30, 2013

No stock options were exercised by any Named Executive Officer during the fiscal year ended September 30, 2013.

We had no stock awards outstanding as of or for the year ended September 30, 2013.

Employment Agreement with John McManus

On March 4, 2013, we and John McManus entered into an amended and restated employment agreement (the “Restated Agreement”). Under the Amended Employment Agreement, Mr. McManus continues to serve as President, Chief Executive Officer and Chief Operating Officer of the Company. Pursuant to the agreement, Mr. McManus is paid $ 35,363 per month.

Under the Amended Employment Agreement, Mr. McManus will be entitled to receive an option to purchase at least 250,000 shares of the Company’s common stock with an exercise price equal to the closing price of the Company’s common stock on the date of grant. In addition, the Amended Employment Agreement provides that, on the date of the agreement, Mr. McManus shall be granted an option to purchase 2,000,000 shares of the Company’s common stock with an exercise price equal to the closing price of the Company’s common stock on the date of grant. In each case, the options shall vest at a monthly rate of 8.33% following the date of grant, subject to Mr. McManus remaining employed with the Company. The Amended Employment Agreement also provides that, upon a Change in Control of the Company (as defined in the Amended Employment Agreement), all of the stock options granted to Mr. McManus will fully vest and become immediately exercisable. In addition, if the Company signs a Corporate Partnership, as defined in the Amended Employment Agreement, of if there is a Change in Control, Mr. McManus is entitled to receive a bonus of not less than $250,000 upon the execution and delivery of a definitive and enforceable agreement.

The current term of the Amended Employment Agreement is through March 4, 2015 unless terminated earlier. Pursuant to the Amended Employment Agreement, if (A) the Company terminates Mr. McManus’ employment without “Cause” (as defined in the Amended Employment Agreement), and the Company has not provided Mr. McManus with a Non-Renewal Notice, or (B) Mr. McManus terminates his employment for “Good Reason” (as defined in the Amended Employment Agreement), in either case subject to Mr. McManus’ agreement to release any claims against the Company, Mr. McManus will be entitled to receive a cash severance, payable over 12 months, equal to: (i) Mr. McManus’ effective base salary at the time of termination, plus (ii) the average of the annual bonus(es) paid to Mr. McManus, if any, during the two full years immediately preceding the year in which the termination occurs. If the Company provides Mr. McManus with a Non-Renewal Notice, other than as a result of Mr. McManus’ death, disability or termination for “Cause”, subject to Mr. McManus’ agreement to release any claims against the Company, Mr. McManus will be entitled to receive a cash severance equal to: (x) Mr. McManus’ effective base salary at the time of termination, plus (y) the average of the annual bonus(es) paid to Mr. McManus, if any, during the two full years immediately preceding the year in which the termination occurs, less (z) the salary payable to Mr. McManus under the Amended Employment Agreement for the remainder of his employment term, which amount will be payable in equal monthly installments following the end of the employment term until the one-year anniversary of the date of the Non-Renewal Notice.

Separation Agreements

We did not enter into any separation agreements during fiscal 2013.

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

The following tables set forth information regarding potential payments and benefits that each Named Executive Officer who was serving as an executive officer on September 30, 2013 would receive upon termination of employment or consulting arrangement or a change of control of Aeolus under specified circumstances, assuming that the triggering event occurred on September 30, 2013.

Summary of Potential Payments Upon Termination or Change of Control

	Termination without Cause				Voluntary Resignation
Value of Options
	Cash	Value of	with Accelerated		Cash
Name	Payments(1)	Benefits(2)	Vesting		Payments

John L. McManus	$421,270	$18,117	$—	(3)	—

 (1)      This amount reflects a lump sum payment equal to the remaining term of the Named Executive Officer’s employment agreement with the Company, from March 4, 2013 through March 4, 2014, assuming notice of termination was given on September 30, 2013.

 (2)      The amounts in this column reflect the estimated value of health, dental, life and disability insurance that would be provided to the Named Executive Officer pursuant to his employment agreement with the Company for the period from March 4, 2013 through March 4, 2014.

 (3)      Pursuant to the Named Executive Officer’s employment agreement with the Company, in the event the Named Executive Officer was terminated without cause on September 30, 2013, options to purchase 1,000,000 shares would have vested. The amounts in this column are calculated based on the difference between $0.28, the closing market price per share of the Common Stock on September 30, 2013, and the exercise price per share of $0.40 for the options subject to accelerated vesting.

	Immediately upon a Change of Control			Termination without Cause in Connection with a Change of Control
Name	Cash Payments(4)	Value of Options with Accelerated Vesting		Cash Payments(6)	Value of Benefits(7)	Value of Options with Accelerated Vesting

John L. McManus	$100,000	$4,167	(5)	$400,000	$19,468	$4,167	(5)

 (4)      The amounts in this column reflect the lump sum payment payable upon a change of control pursuant to the Named Executive Officer’s employment agreement with the Company in effect on September 30, 2013 assuming a change of control of the Company occurred on September 30, 2013.

 (5)      Pursuant to the 2004 Plan, all outstanding options shall vest in connection with a change of control of the Company. The amounts in this column are calculated based on the difference between $0.28, the closing market price per share of the Common Stock on September 30, 2013, and the $0.40 exercise price per share of the 1,000,000 options subject to accelerated vesting.

 (6)      The amounts in this column reflect the lump sum payment payable pursuant to a termination upon a change of control pursuant to the Named Executive Officer’s employment agreement with the Company in effect on September 30, 2013 assuming a change of control of the Company occurred on September 30, 2013.

 (7)      The amounts in this column reflect the estimated value of health, dental, life and disability insurance that would be provided to the Named Executive Officer pursuant to his employment agreement with the Company for the period from March 4, 2013 through March 4, 2014.

Summary of Actual Payments Upon Termination of Employment

No payments were made to any Named Executive Officer in connection with a termination of employment during fiscal 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan and Additional Equity Information as of September 30, 2013

Plan category	(a)Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b)Weighted-average exercise price of outstanding options, warrants and rights	(c)Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by our stockholders:
2004 Stock Option Plan	10,819,091	$ 0.45	14,180,909
1994 Stock Option Plan	395,807	$ 2.63	0

Equity compensation plans and securities not approved by our stockholders:
Warrants to purchase Common Stock Issued to National Securities	50,000	$ 0.38	Not applicable
Warrants to Purchase Common Stock Issued to Dan Delmonico	50,000	$ 0.49	Not applicable
Warrants to Purchase Common Stock Issued to Michael Kruger	50,000	$ 0.50	Not applicable
Warrants to Purchase Common Stock Issued to Noble International Investments, Inc.	300,000	$ 1.00	Not applicable
Warrants to Purchase Common Stock Issued to CEOcast, Inc.	250,000	$ 0.83	Not applicable
Warrants to Purchase Common Stock Issued to Market Pathways	250,000	$ 1.50	Not applicable
Total – Common Stock	12,164,898		14,180,909

Warrants to purchase Series B Preferred Stock	896,037	$ 0.01	Not applicable
Total – Series B Preferred Stock	896,037		177,883

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

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth certain information regarding the ownership of shares of Aeolus’ Common Stock and Series B Preferred as of the close of business on December 31, 2013 by:

•	each person known by Aeolus to beneficially own more than 5% of the outstanding shares of each class of our stock;

•	each of our directors;

•	each of our Named Executive Officers (as defined under “Executive Compensation” below); and

•	all of our directors and executive officers as a group.

	Preferred Stock			Common Stock
Identity of Owner or Group (1)(2)	Beneficially Owned	Percentage Owned		Beneficially Owned(4)		Percentage Owned(5)

Directors:
David C. Cavalier	-	-		98,104,694	(6)	73.0%
John M. Farah, Jr., Ph.D. (7)	-	-		374,091		*
Mitchell D. Kaye, J.D. (8)	-	-		97,988,194		72.8%
Amit Kumar, Ph.D. (7)	-	-		446,250		*
John M. Clerici (7)	-	-		56,250		*
Chris A. Rallis (7)	-	-		446,250		*
Jeffrey A. Scott, M.D. (7)	-	-		56,250		*

Named Executive Officers:
John L. McManus (9)	-	-		6,283,633		4.5%
David C. Cavalier (6)	-	-		97,104,694		*
All directors and executive officers as a group (8 persons)	-	-		104,803,358	(10)	77.5%

Greater than 5% Stockholders:
Elan Corporation, plc	526,080	100.0	%(3)	526,080	(11)	*
Lincoln House
Lincoln Place
Dublin 2, Ireland

BVF Partners, L.P. and its affiliates				17,147,178	(12)	9.98%	(13)
900 N. Michigan Avenue, Suite 1100 Chicago, IL 60611

Xmark Opportunity Partners, LLC and its affiliates	-	-		97,160,944	(14)	72.2%
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

(3)        Percent of shares beneficially owned by any person is calculated by dividing the number of shares of preferred stock beneficially owned by that person by 526,080, the number of shares of preferred stock outstanding as of the close of business on the Record Date, and the number of shares of preferred stock as to which that person has the right to acquire voting or investment power within 60 days of the Record Date.

(4)        The number of shares of common stock beneficially owned includes any shares issuable pursuant to stock options or warrants that are currently exercisable or may be exercised within 60 days after December 31, 2013 as well as shares of preferred stock convertible into common stock. Shares issuable pursuant to such options or warrants and shares issuable upon conversion of such preferred stock are deemed outstanding for computing the ownership percentage of the person holding such options but are not deemed to be outstanding for computing the ownership percentage of any other person.

(5)        Applicable percentages are based on 134,550,068 shares outstanding on  December 31, 2013, plus the number of shares such stockholder can acquire within 60 days after  December 31, 2013.  All percentages are rounded.

(6)        Consists of 172,750 shares of Common Stock issuable upon exercise of options held by David C. Cavalier; 29,095,831 shares of Common Stock beneficially owned by Xmark Opportunity Fund, L.P., a Delaware limited partnership (“Opportunity LP”) (including 957,326 shares held by Goodnow Capital L.L.C. (L.P.)); 63,680,083 shares of Common Stock owned by Xmark Opportunity Fund, Ltd., a Cayman Islands exempted company (“Opportunity Ltd”) (including 2,475,490 shares held by Goodnow Capital L.L.C. (Ltd.)); 1,508,567 shares of Common Stock owned by Xmark JV Investment Partners, LLC, a Delaware limited liability company (“JV Partners”); and another 2,647,463 shares of Common Stock owned by Goodnow Capital, L.L.C. (“Goodnow”), a Delaware limited liability company that are not reflected above. Mr. Cavalier shares voting and dispositive power over the shares listed above (other than shares subject to options) with Mr. Kaye.  Also includes 1,000,000 shares held by GPP Voting Trust, for which Messrs. Cavalier and Kaye share voting power.

(7)        Consists solely of shares of Common Stock issuable upon exercise of options.

(8)        Consists of 56,250 shares of Common Stock issuable upon exercise of options held by Mitchell D. Kaye.  Also consists of shares beneficially owned as referenced in footnote 6 above, including:  29,095,831 shares of Common Stock beneficially owned by Opportunity LP; 63,680,083 shares of Common Stock beneficially owned by Opportunity Ltd; 1,508,567 shares of Common Stock beneficially owned by JV Partners; and 2,647,463 shares of Common Stock owned by Goodnow.  Mr. Kaye shares voting and dispositive power over these shares with Mr. Cavalier.  Also includes 1,000,000 shares held by GPP Voting Trust, for which Messrs. Cavalier and Kaye share voting power.

(9)        Consists of 70,300 shares owned directly, 10,000 shares owned directly by Mr. McManus’ spouse and 6,203,333 shares issuable upon exercise of options.

(10)      Consists of shares of Common Stock beneficially owned by our directors and the following executive officers: Mr. McManus and Mr. Cavalier. See footnotes (5), (6), (7), and (9) above, the shares held by Opportunity LP, Opportunity Ltd, JV Partners and Goodnow, which are deemed to be beneficially owned by Mssrs. Cavalier and Kaye have been counted only once for purposes of this calculation.  Consists of 7,698,664 shares subject to options.

(11)      Consists of 526,080 shares of Common Stock which were issuable upon conversion of an aggregate of 526,080 shares of Series B Preferred Stock as of the close of business on the Record Date.

(12)      Consists of (i) 8,912,219 shares of Common Stock, including 4,241,308 shares of Common Stock issuable upon the exercise of certain warrants held by Biotechnology Value Fund, L.P. (“BVF”), (ii) 5,036,834 shares of Common Stock, including 2,371,924 shares of Common Stock issuable upon the exercise of certain warrants held by Biotechnology Value Fund II, L.P. (“BVF2”), (iii) 352,980 shares of Common Stock held by BVF Investments, L.L.C. (“BVLLC”), and (iv) 2,845,145 shares of Common Stock, including 1,386,768 shares of Common Stock issuable upon the exercise of certain warrants held by Investment 10, L.L.C. (“ILL10”).

BVF Partners L.P.  (“Partners”), as the general partner of BVF and BVF2, the manager of BVLLC and the investment adviser of ILL10, may be deemed to beneficially own 17,440,552 shares of Common Stock, including 8,000,000 shares of Common Stock currently issuable upon the exercise of certain warrants, beneficially owned in the aggregate by BVF, BVF2, BVLLC and ILL10.  BVF Inc., as the general partner of Partners, may be deemed to beneficially own the 17,440,552 shares of Common Stock, including 8,000,000 shares of Common Stock currently issuable upon the exercise of certain warrants, beneficially owned by Partners.  Mark N. Lampert, as a director and officer of BVF Inc., may be deemed to beneficially own the 17,147,178 shares of Common Stock, including 8,000,000 shares of Common Stock currently issuable upon the exercise of certain warrants, beneficially owned by BVF Inc.

The foregoing should not be construed in and of itself as an admission by any of Partners, BVF Inc. or Mark N. Lampert as to beneficial ownership of any shares of Common Stock owned by BVF, BVF2, BVLLC and ILL10.  Each of Partners, BVF Inc. and Mr. Lampert disclaims beneficial ownership of the shares of Common Stock beneficially owned by BVF, BVF2, BVLLC and ILL10 and this filing shall not be construed as an admission that any such person or entity is the beneficial owner of any such securities.

(13)      The terms of the warrants held by BVF, BVF2 and ILL10 each contain an issuance limitation prohibiting the holder from exercising such warrants to the extent that, after giving effect to such exercise of the warrants, the holder would beneficially own more than 9.98% of the Common Stock of the Company then issued and outstanding, which prohibition cannot be modified by the holder before the sixty-first day after such holder’s notice to the Company of its election to modify such prohibition.

(14)      Consists of 172,750 shares of Common Stock issuable upon exercise of options held by David C. Cavalier; 56,250 shares of Common Stock issuable upon exercise of options held by Mitchell D. Kaye; 29,095,831 shares of Common Stock owned by Xmark Opportunity Fund, L.P., a Delaware limited partnership (“Opportunity LP”); 63,680,083 shares of Common Stock owned by Xmark Opportunity Fund, Ltd., a Cayman Islands exempted company (“Opportunity Ltd”); 1,508,567 shares of Common Stock owned by Xmark JV Investment Partners, LLC, a Delaware limited liability company (“JV Partners”); and 2,647,463 shares of Common Stock owned by Goodnow Capital, L.L.C. (“Goodnow”), a Delaware limited liability company. Mr. Cavalier shares voting and dispositive power over these shares with Mr. Kaye.

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

March and April 2012 Financing

On March 30, 2012 and April 4, 2012, we entered into a Securities Purchase Agreement with certain accredited investors (the “2012 Purchasers”) to sell and issue to the 2012 Purchasers an aggregate of approximately 2,200,166 units (the “2012 Units”) at a purchase price of $0.30 per unit, resulting in aggregate gross proceeds to us of approximately $660,049.90 (the “2012 Private Placement”).  Each 2012 Unit consisted of (i) one share of Common Stock and (ii) a five year warrant to purchase 0.75 shares of Common Stock.  The warrants have an initial exercise price of $0.40 per share. One of the purchasers in the April 4, 2012 closing was Joseph Krivulka, who served as a member of our Board from 2004 to  December 31, 2013, who purchased 333,333 2012 Units, resulting in aggregate proceeds to us of $99,999.90.  In connection with the 2012 Private Placement, we also entered into a Registration Rights Agreement with the 2012 Purchasers, pursuant to which we agreed, among other things, to file a registration statement with the SEC to register the resale of: (1) the shares of Common Stock issued pursuant to the 2012 Private Placement, and (2) the shares of Common Stock issuable upon exercise of the warrants that comprised the 2012 Units.

2013 Private Placement

One of the investors who participated in the February 19, 2013 closing of the 2013 private placement was JAK Investments, LLC whose manager is Joseph Krivulka, who served as a member of our Board from 2004 to  December 31, 2013.  JAK Investments, LLC purchased 400,000 of the 2013 Units, resulting in aggregate proceeds of $100,000 to us.  In connection with the 2013 Private Placement, we also entered into a Registration Rights Agreement with the purchasers in the 2013 private placement, pursuant to which we agreed, among other things, to file a registration statement with the SEC to register the resale of: (1) the shares of Common Stock issued pursuant to the 2013 private placement, and (2) the shares of common stock issuable upon exercise of the warrants issued pursuant to the 2013 private placement.

2013 Warrant Repricing, Exercise and Lockup Agreement

Effective February 15, 2013, Aeolus and each of Xmark JV Investment Partners (“JV Partners”), Xmark Opportunity Fund, Ltd. (“Opportunity Ltd.”) and Xmark Opportunity Fund, L.P. (“Opportunity LP” and, together with JV Partners and Opportunity Ltd., the “Xmark Entities”) entered into a Warrant Repricing, Exercise and Lockup Agreement (the “Xmark Warrant Agreement”) pursuant to which the Company agreed to reduce the exercise price of outstanding warrants to purchase an aggregate of up to 59,149,000 shares of our common stock held by the Xmark Entities (the “Xmark Warrants”) to $0.01 per share. Prior to the entry into the Xmark Warrant Agreement, the exercise price of the Xmark Warrants covering an aggregate of 55.4 million shares of Aeolus’ common stock was $0.28 per share, and the exercise price covering an aggregate of 3.8 million shares of Aeolus’ common stock was $0.50 per share. In consideration for the reduction of the exercise price of the Xmark Warrants, each of the Xmark Entities agreed to immediately exercise all of the Xmark Warrants by cashless exercise. The Xmark Warrant Agreement also provides that the Xmark Entities will not transfer the shares issued upon exercise of the Xmark Warrants (the “Xmark Warrant Shares”) until the Company either (i) declares a cash dividend on its common stock or otherwise makes a cash distribution or (ii) effects a Change of Control, subject in each case to the terms of the Xmark Warrant Agreement. Xmark Opportunity Partners, LLC (“Opportunity Partners”) is the investment manager of JV Partners and the sole member of the investment manager of each of Opportunity Ltd. and Opportunity LP, and, as such, possesses the sole power to vote and the sole power to direct the disposition of all securities of the Company held by each of the Xmark Entities. Mitchell Kaye and David C. Cavalier, the Co-Managing Members of Xmark Capital Partners, LLC, a Delaware limited liability company and the Managing Member of Opportunity Partners, share voting and dispositive power with respect to all securities of the Company beneficially owned by Opportunity Partners.  The foregoing description of the Xmark Warrant Agreement (and the transactions effected thereunder) does not purport to be complete and is qualified in its entirety by reference to the Xmark Warrant Agreement, a copy of which was attached as Exhibit 10.4 to Form 8-K filed with the SEC on February 19, 2013.

Director Independence
After review of all relevant transactions or relationships between each director, or any of his family members, and the Company, our senior management and its independent registered public accounting firm, the Board of Directors has affirmatively determined that all of our directors are independent directors within the meaning of the applicable Nasdaq Stock Market, LLC (“Nasdaq”) listing standards, as currently in effect, excluding Mr. Cavalier, excluding Mr. Cavalier, who serves as an executive officer of Aeolus.

Item 14.  Principal Accounting Fees and Services.

The following table shows the aggregate fees accrued by us for audit and other services for the fiscal year ended September 30, 2013 and September 30, 2012 provided by Grant Thornton LLP.

Total
Fiscal Year 2013
Audit Fees (1)	$153,995
Audit-Related Fees	—
Tax Fees	—
All Other Fees	13,921
Total Fees Fiscal Year 2013	$167,916

Total
Fiscal Year 2012
Audit Fees (1)	$132,502
Audit-Related Fees	—
Tax Fees	—
All Other Fees	15,900
Total Fees Fiscal Year 2012	$148,402

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

Date: March 24, 2014