Form 10-Q
period 2014-03-31
AEOLUS PHARMACEUTICALS, INC.
filed 2014-05-15
CIK 1261734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014.

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

Large accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, par value $.01 per share	Outstanding as of May 15, 2013 134,550,068 shares

AEOLUS PHARMACEUTICALS, INC.
FORM 10-Q
For the Quarter Ended March 31, 2014
Table of Contents

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
AEOLUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	March 31, 2014	September 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$520	$869
Accounts receivable	1,839	370
Deferred subcontractor cost	1,402	656
Prepaids and other current assets	96	39
Total current assets	3,857	1,935
Investment in CPEC LLC	32	32
Total assets	$3,889	$1,966

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,394	$579
Deferred revenue	1,458	682
Total current liabilities	3,852	1,261

Total liabilities	3,852	1,261
Commitments and Contingencies (Note F)
Stockholders’ equity:
Preferred stock, $.01 par value per share, 10,000,000 shares authorized:
Series A nonredeemable convertible preferred stock, 1,250,000 shares authorized as of March 31, 2014 and September 30, 2013, respectively; no shares issued and outstanding as of March 31, 2014 and September 30, 2013, respectively	—	—
Series B nonredeemable convertible preferred stock, 1,600,000 and 1,600,000 shares authorized as of March 31, 2014 and September 30, 2013, respectively; 526,080 and 526,080 shares issued and outstanding as of March 31, 2014 and September 30, 2013, respectively	5	5
Common stock, $.01 par value per share, 200,000,000 shares authorized; 134,550,068 shares issued and outstanding as of March 31, 2014 and September 30, 2013, respectively	1,346	1,346
Additional paid-in capital	183,739	183,276
Accumulated deficit	(185,053)	(183,922)
Total stockholders’ equity	37	705
Total liabilities and stockholders’ equity	$3,889	$1,966

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Revenue:
Contract Revenue	$1,438	$859	$2,231	$2,201
Costs and expenses:
Research and development	1,173	618	1,880	1,787
General and administrative	702	1,003	1,483	1,659
Total costs and expenses	1,875	1,621	3,363	3,446
Loss from operations	(437)	(762)	(1,132)	(1,245)
Non-cash financing charges and change in fair value of warrants (Note B)	—	(5,020)	—	(510)
Net loss	$(437)	$(5,782)	$(1,132)	$(1,755)
Net loss per weighted share attributable to common stockholders:
Basic (Note D)	$0.00	$(0.06)	$(0.01)	$(0.03)
Diluted (Note D)	$0.00	$(0.06)	$(0.01)	$(0.03)
Weighted average common shares outstanding:
Basic	134,550	94,425	134,550	69,664
Diluted	134,550	94,425	134,550	69,664

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,132)	$(1,755)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	463	309
Change in fair value of warrants	—	510
Change in assets and liabilities:
Accounts receivable	(1,468)	(738)
Deferred subcontractor cost	(746)	(1,005)
Prepaid and other assets	(57)	(31)
Accounts payable and accrued expenses	1,815	(249)
Deferred revenue	776	1,046
Net cash used in operating activities	(349)	(1,913)
Cash flows provided by financing activities:
Proceeds from issuance of common stock and warrants	—	3,616
Costs related to the issuance of common stock and warrants	—	(58)
Net cash provided by financing activities	—	3,558
Net decrease in cash and cash equivalents	(349)	1,645
Cash and cash equivalents at beginning of period	869	281
Cash and cash equivalents at end of period	$520	$1,926

Supplemental disclosure of cash flow information: State income taxes	$—	$—

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

Business

Aeolus is a biopharmaceutical company developing a platform of a new class of broad-spectrum, catalytic antioxidant compounds that protect healthy tissue from the damaging effects of oxidative stress. The principal endeavor of the Company is protecting against damaging effects of oxidative stress induced by radiation. Its first compound, AEOL 10150 (or “10150”), is being developed as a medical countermeasure against the pulmonary effects of radiation exposure under a contract (“BARDA Contract”) with the Biomedical Advanced Research and Development Authority (“BARDA”), a division of the Department of Health and Human Services (“HHS”). If all of the options are exercised by BARDA, the total value of the contract would be approximately $118.4 million. Aeolus is in its fourth year under the BARDA Contract.  Aeolus also receives development support from the National Institutes of Health (“NIH”) for development of the compound as a medical countermeasure against radiation and exposure to chemical and nerve agents.  Additionally, Aeolus is developing AEOL 10150 for oncology indications, where it is used in combination with radiation and chemotherapy.  Aeolus’ strategy is to leverage the substantial investment in toxicology, manufacturing, and preclinical and clinical studies made by U.S. government agencies in AEOL 10150, including the BARDA Contract, to develop the compound efficiently for use in oncology.

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

Cash and Cash Equivalents

The Company invests available cash in short-term bank deposits. Cash and cash equivalents include investments with maturities of six months or less at the date of purchase. The carrying value of cash and cash equivalents approximate their fair market value at March 31, 2014 and September 30, 2013 due to their short-term nature.

Significant customers and accounts receivable

For the six months ended March 31, 2014, the Company’s primary customer was BARDA. For the six months ended March 31, 2014, revenues from BARDA comprised 100% of total revenues. As of March 31, 2014, the Company’s receivable balances were comprised 100% from this customer. There was $195,000 of unbilled accounts receivable, included in accounts receivable, as of March 31, 2014. Unbilled accounts receivable relates to work that has been performed, though invoicing has not yet occurred. All of the unbilled receivables are expected to be billed and collected within the next 12 months. Accounts receivable are stated at invoice amounts and consist primarily of amounts due from BARDA as well as amounts due under reimbursement contracts with other government entities and non-government and philanthropic organizations. If necessary, the Company records a provision for doubtful receivables to allow for any amounts which may be unrecoverable. This provision is based upon an analysis of the Company’s prior collection experience, customer creditworthiness and current economic trends. As of March 31, 2014 and September 30, 2013, an allowance for doubtful accounts was not recorded as the collection history from the Company’s customer indicated that collection was probable.

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

Leases

The Company leases office space and office equipment under month to month operating lease agreements. For the six months ended March 31, 2014 and 2013, total rent expense was approximately $21,000 and $20,000, respectively.

Income Taxes

 The Company recognizes liabilities or assets for the deferred tax consequences of temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. A valuation allowance is established when management determines that is more likely than not that all or a portion of a deferred tax asset will not be realized. Management evaluates the Company’s ability to realize its net deferred tax assets on a quarterly basis and valuation allowances are provided, as necessary. During this evaluation, management reviews its forecasts of income in conjunction with other positive and negative evidence surrounding the Company’s ability to realize its deferred tax assets to determine if a valuation allowance is required. Adjustments to the valuation allowance will increase or decrease the Company’s income tax provision or benefit. Management also applies the relevant guidance to determine the amount of income tax expense or benefit to be allocated among continuing operations, discontinued operations, and items charged or credited directly to stockholders’ equity.

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

As of March 31, 2014, 526,080 shares of Series B Stock were outstanding, all of which were held by Elan. Each share of Series B Stock was convertible into one share of common stock as of March 31, 2014.

There were no shares of Series A Convertible Preferred Stock issued or outstanding as of March 31, 2014.

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

The February/March 2013 Financing contains a registration rights agreement with an arrangement for liquidated damages in the event of a failure to maintain the effectiveness with the SEC of a registration statement covering the February/March 2013 Financing Units. The Company must use its commercially reasonable efforts to maintain the registration statement continuously effective until the earlier to occur of (i) the date on which all securities covered by such registration statement have been sold, and (ii) the date on which all securities covered by such registration statement may be sold without volume restrictions pursuant to Rule 144 under the Securities Act of 1933, as amended. In the event the Company fails to meet this obligation, subject to certain exceptions, the Company will be required to make a cash payment of 0.5% of the aggregate amount invested to the Purchasers of the February/March 2013 Financing Units. The 0.5% payment equaling $18,000 would be due for every 30-day period in which the registration statement is not continuously effective. The maximum liability would be $108,000 and no damages would accrue after August 19, 2013, the date that is six months from the closing of the February/March 2013 Financing.  The registration statement was declared effective by the SEC as of June 13, 2013. No liability was recorded as the registration statement was continuously effective through March 31, 2014.

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

Warrants

As of March 31, 2014, warrants to purchase an aggregate of 17,879,627 shares of common stock were outstanding with a weighted average exercise price of $0.30 per share. Details of the warrants for common stock outstanding at March 31, 2014 are as follows:

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
17,879,627

As of March 31, 2014, one warrant to purchase an aggregate of 896,037 shares of preferred stock was outstanding. The warrant has an exercise price of $0.01 per share and expires in February 2016.

Below is a summary of warrant activity (“common and preferred”) for the six months ended March 31, 2014:

Weighted Average
	Number of Shares	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at 9/30/2013	18,775,664	$0.29	4.05	$693,340
Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Expired or Canceled	-	$-	-	$-
Forfeited	-	$-	-	$-
Vested	-	$-	-	$-
Outstanding at 3/31/2014	18,775,664	$0.29	3.55	$215,048

Below is a summary of warrant activity (“common and preferred”) for the six months ended March 31, 2013:
		Weighted Average
	Number of Shares	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at 9/30/2012	62,993,663	$0.30	4.2	$5,344,623
Granted	14,932,000	$0.25	4.89	$1,039,373
Exercised	(59,149,999)	$0.01	3.75	$19,519,500
Expired or Canceled	-	$-	-	$-
Forfeited	-	$-	-	$-
Vested	-	$-	-	$-
Outstanding at 3/31/2013	18,775,664	$0.29	4.55	$1,335,864

C.	Stock-Based Compensation

Below is a summary of stock option activity for the six months ended March 31, 2014:
		Weighted Average
	Number of Shares	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at 9/30/2013	11,214,898	$0.52	6.67	$3,825
Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Expired or Canceled	(62,890)	$2.93	-	$-
Forfeited	-	$-	-	$-
Vested (RSAs)	-	$-	-	$-
Outstanding at 3/31/2014	11,152,008	$0.51	6.21	$1,463

For the six months ended March 31, 2014, all stock options were granted with an exercise price at or above the fair market value of the Company’s common stock on the date of grant.

Below is a summary of stock option activity for the six months ended March 31, 2013:

		Weighted Average
	Number of Shares	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at 9/30/2012	9,473,661	$0.70	5.81	$153,850
Granted	2,745,000	$0.39	9.92	$901
Exercised	-	$-	-	$-
Expired or Canceled	(72,744)	$0.85	-	$-
Forfeited	-	$-	-	$-
Vested (RSAs)	-	$-	-	$-
Outstanding at 3/31/2013	12,145,917	$0.63	6.38	$45,084

The details of stock options for the six months ended March 31, 2014 were as follows:

	Options Outstanding			Options Exercisable
			Weighted			Weighted
	Number	Weighted	Average	Number	Weighted	Average
Range of	Outstanding	Average	Remaining	Exercisable	Average	Remaining
Exercise	at March 31,	Exercise	Contractual	At March 31,	Exercise	Contractual
Prices	2014	Price	Life (in years)	2014	Price	Life (in years)
$0.23-$0.30	1,612,500	$0.29	5.81	1,612,500	$0.29	5.81
$0.31-$0.40	6,501,500	$0.39	7.32	6,501,500	$0.39	7.32
$0.41-$0.50	502,000	$0.45	7.75	447,833	$0.45	7.58
$0.51-$0.60	963,750	$0.59	5.14	963,750	$0.59	5.14
$0.61-$0.70	66,500	$0.68	2.38	66,500	$0.68	2.38
$0.71-$0.80	382,250	$0.75	3.17	382,250	$0.75	3.17
$0.81-$0.90	697,091	$0.88	2.51	697,091	$0.88	2.51
$0.91-$1.00	44,500	$0.94	1.49	44,500	$0.94	1.49
$1.01-$1.50	81,500	$1.13	1.06	81,500	$1.13	1.06
$1.51-$5.00	300,417	$2.73	0.40	300,417	$2.73	0.40

Stock-based compensation expense recognized in the statement of operations is as follows (in thousands):

	For the three months ended March 31,		For the six months ended March 31,
	2014	2013	2014	2013
Research and Development Expenses	$5	$5	$11	$9
General and Administrative Expenses	190	232	452	300
	$195	$237	$463	$309

The total unrecognized compensation expense for outstanding and unvested stock options for the six months ended March 31, 2014 was $15,000. The weighted average remaining recognition period for the total deferred compensation expense is approximately one month. The fair value of  options was determined at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the three months ended March 31,			For the six months ended March 31,
	2014		2013	2014		2013
Dividend yield	—	*	0%	—	*	0%
Expected volatility	—	*	154.91%	—	*	154.61%
Risk-free interest rate	—	*	0.86%	—	*	0.86%
Expected term	—	*	5.27 years	—	*	5.27 years
* No stock options were granted for the three and six months ended March 31, 2014

D.	Net Income (Loss) Per Common Share

The Company computes basic net income (loss) per weighted average share attributable to common stockholders using the weighted average number of shares of common stock outstanding during the period. The Company computes diluted net income (loss) per weighted average share attributable to common stockholders using the weighted average number of shares of common and dilutive potential common shares outstanding during the period. Potential common shares outstanding consist of stock options, convertible debt, warrants and convertible preferred stock using the treasury stock method and are excluded if their effect is anti-dilutive. Diluted weighted average common shares did not include any incremental shares for the six months ended March 31, 2014 and 2013 issuable upon the exercise or conversion of convertible debt, stock options to purchase common stock, convertible preferred stock and warrants to purchase common stock. Diluted weighted average common shares excluded incremental shares of approximately 2,294,000  and 5,069,000 respectively, for the six months ended 2014 and 2013, due to their anti-dilutive effect.

	For the three months		For the six months
	ended March 31,		ended March 31,
	2014	2013	2014	2013
	(in thousands, except per share data)
Numerator:
Net income (loss)	$(437)	$(5,782)	$(1,132)	$(1,755)
Less net income (loss) attributable to participating securities	-	-	-	-
Net income (loss) attributable to common stockholders – basic	$(437)	$(5,782)	$(1,132)	$(1,755)

Net income (loss)	$(437)	$(5,782)	$(1,132)	$(1,755)
Less gain (loss) on warrant liability for participating
common warrants	-	-	-	-
Net loss attributable to common stockholders – diluted	$(437)	$(5,782)	$(1,132)	$(1,755)

Denominator:
Weighted-average shares used in computing net income per
share attributable to common stockholders – basic	134,550	94,425	134,550	69,664
Effect of potentially dilutive securities:
Common stock warrants	-	-	-	-
Convertible preferred warrants	-	-	-	-
Convertible preferred stock	-	-	-	-
Common stock options	-	-	-	-
Non-participating common stock warrants	-	-	-	-
Weighted-average shares used in computing net income
(loss) per share attributable to common stockholders - diluted	134,550	94,425	134,550	69,664
Basic net income per common share	$0.00	$(0.06)	$(0.01)	$(0.03)
Diluted net income (loss) per common share	$0.00	$(0.06)	$(0.01)	$(0.03)

E.	Subsequent Event

On May 5, 2014, the Company executed a Modification of Contract (the "Modification") with BARDA. The purpose of the Modification is to (1) make available $1,778,000 to reimburse the Company for actual costs incurred under the first three years of the BARDA Contract, (2) establish an increased provisional indirect billing rate for fiscal year 2014 and the rest of the BARDA Contract period of performance, and (3) establish a cap on the indirect billing rate for the remaining contract period of performance.

The effect of the Modification will be (a) to increase the cash balance of the Company and (b) to increase the billing rate for indirect costs under the contract, in each case subsequent to the period ended March 31, 2014.

F.	Commitments and Contingencies

The Company acquires assets still in development and enters into research and development arrangements with third parties that often require milestone and royalty payments to the third party contingent upon the occurrence of certain future events linked to the success of the asset in development. Milestone payments may be required, contingent upon the successful achievement of an important point in the development life-cycle of the pharmaceutical product (e.g., approval of the product for marketing by a regulatory agency). If required by the arrangement, the Company may have to make royalty payments based upon a percentage of the sales of the pharmaceutical product in the event that regulatory approval for marketing is obtained. Because of the contingent nature of these payments, they are not included in the table of contractual obligations. No milestones have been met, nor have any payments been paid, as of March 31, 2014.

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

The BARDA Contract is designed to complete the work necessary for 10150 to be purchased for the US Strategic National Stockpile (the “SNS”).  BARDA currently acquires drugs for the SNS through a Special Reserve Fund (the “SRF”) created under Project BioShield and reauthorized under the Pandemic All-Hazards Preparedness Reauthorization Act of 2013 at $2.8 billion over five years.  Although the final goal of the contract is full FDA approval under the Animal Rule, BARDA, based on historical purchases from other suppliers, may purchase product prior to FDA approval under an EUA.

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

We also benefit from research funded by grants from the NIH CounterACT program for the development of 10150 as a MCM for the effects of nerve gas (e.g., sarin and soman) and chemical vesicant gasses (e.g., mustard gas, phosgene gas and chlorine gas) exposure. Like the funding for GI-ARS, funding for this indication is provided directly to the research facility and does not flow through our financial statements.  Continued funding is generally dependent on continuing evidence of efficacy in animal trials. There are no existing treatments for exposure to chemical vesicants. In October 2011, we announced that National Jewish Health was awarded a $12.5 million grant from NIH CounterACT to continue the development of 10150 as a MCM against chlorine gas exposure. Also included in the grant is support for research in looking at tissue plasminogen activator (TPA) and Silabilin as MCMs against sulfur mustard gas exposure. The ultimate objective of the sulfur mustard and chlorine gas work at National Jewish Health will be to complete all work necessary to initiate pivotal efficacy studies in animals for both indications.  This would include: running efficacy studies in the rat model for higher doses of sulfur mustard and chlorine gas; establishing endpoints, optimal dosing and duration of treatment for pivotal efficacy studies; and characterizing the natural history from sulfur mustard and chlorine gas damage.  We plan to meet with the FDA in mid-2014 to discuss filing with the FDA an investigational new drug application (an “IND”) for the sulfur mustard indication under the Animal Rule and to present the design of a pivotal study in a rat model developed under the NIH CounterACT program.

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

Following the events at the Fukushima nuclear plant in Japan in 2011, we ran murine studies at the request of Japanese researchers to demonstrate that 10150 does not interfere with the use of leukocyte growth factors (“LGF”) to treat the hematopoietic or bone marrow syndrome of ARS (“H-ARS”).  Data showed that 10150 does not interfere with the efficacy of LGF (in this case Amgen’s Neupogen®).  Additionally, the study demonstrated that administration of Neupogen®, the current standard of care for H-ARS, increased damage to the lungs.  When 10150 was administered with Neupogen® this damage was significantly reduced.  We believe that this finding may have important implications for the potential procurement of 10150 for the SNS.  In September 2013, BARDA announced that it had entered into a procurement and inventory management agreement with Amgen to provide Neupogen® for the SNS as a MCM for H-ARS.

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

On March 16, 2011, we and the Office of Research and Development of the University of Maryland, Baltimore (“UMB”) entered into a Sub-award Agreement, pursuant to which we engaged UMB to, among other things, develop a whole thorax lung irradiation model for use in non-human primate studies supporting the licensure of 10150. The Sub-award Agreement is a fixed fee agreement inclusive of all direct and indirect costs. As a result of the contract modification and no-cost extension with BARDA mentioned below, the term of the Sub-award Agreement will continue through at least June 30, 2014.

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

As of March 31, 2014, the total contract value exercised by BARDA under the BARDA Contract is $25.5 million. From inception of the BARDA Contract, we have billed BARDA approximately $19.7 million.

On May 5, 2014, the Company executed a Modification of Contract (the "Modification") with BARDA. The purpose of the Modification is to (1) make available $1,778,000 to reimburse the Company for actual costs incurred under the first three years of the BARDA Contract, (2) establish an increased provisional indirect billing rate for fiscal year 2014 and the rest of the BARDA Contract period of performance, and (3) establish a cap on the indirect billing rate for the remaining contract period of performance. The effect of the Modification will be (a) to increase the cash balance of the Company and (b) to increase the billing rate for indirect costs under the contract, in each case subsequent to the period ended March 31, 2014.

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

Results of Operations

Three months ended March 31, 2014 versus three months ended March 31, 2013

We had net loss of $437,000 and net loss of $5,782,000 (including a non-cash adjustment for increases in valuation of warrants of $5,020,000), and cash outflows from operations of $14,000 and $1,634,000 for the three months ended March 31, 2014 and March 31, 2013, respectively.

Revenue for the three months ended March 31, 2014 was $1,438,000, which compares to $859,000 for the three months ended March 31, 2013. The revenue is from the collaboration with BARDA announced on February 11, 2011.  Since being awarded the BARDA Contract, we generate contract revenue from a cost-plus fee arrangement. Revenues on reimbursable contracts are recognized as costs are incurred, generally based on allowable costs incurred during the period, plus any recognizable earned fee. We consider fixed fees under cost-plus fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract.

Research and Development (“R&D”) expenses increased $555,000, or 90%, to $1,173,000 for the three months ended March 31, 2014 from $618,000 for the three months ended March 31, 2013. The increase is primarily attributable to work related to the BARDA Contract.

General and administrative (“G&A”) expenses decreased $301,000, or 30%, to $702,000 for the three months ended March 31, 2014 from $1,003,000 for the three months ended March 31, 2013. Investor relations expenses decreased by $95,000 due to no fundraising expenses in the current period. Current year legal and accounting expenses also decreased a combined $98,000 due to the prior year’s restatement.

Six months ended March 31, 2014 versus six months ended March 31, 2013

We had net loss of $1,132,000 and net loss of $1,755,000 (including a non-cash adjustment for increases in valuation of warrants of $510,000), and cash outflows from operations of $349,000 and $1,913,000 for the six months ended March 31, 2014 and March 31, 2013, respectively.

Revenue for the six months ended March 31, 2014 was $2,231,000, which compares to $2,201,000 for the six months ended March 31, 2013. The revenue is from the collaboration with BARDA announced on February 11, 2011.  Since being awarded the BARDA Contract, we generate contract revenue from a cost-plus fee arrangement. Revenues on reimbursable contracts are recognized as costs are incurred, generally based on allowable costs incurred during the period, plus any recognizable earned fee. We consider fixed fees under cost-plus fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract.

Research and Development (“R&D”) expenses increased $93,000, or 5%, to $1,880,00 for the six months ended March 31, 2014 from $1,787,000 for the six months ended March 31, 2013. The increase is primarily attributable to work related to the BARDA Contract.

General and administrative (“G&A”) expenses decreased $176,000, or 11%, to $1,483,000 for the six months ended March 31, 2014 from $1,659,000 for the six months ended March 31, 2013. Legal fees decreased by $116,000 due to the prior year’s restatement. Investor relations expenses decreased by $87,000 due to no fundraising expenses in the current period.

Liquidity and Capital Resources

We had cash and cash equivalents of $520,000 on March 31, 2014, and $869,000 on September 30, 2013. The decrease in cash was primarily due to cash provided by operating activities.

We had net loss of $1,132,000 for the six months ended March 31, 2014. We had cash outflows from operations of $349,000. We expect to incur additional losses and negative cash flow from operations during the remainder of fiscal year 2014 and for several more years.

On February 11, 2011, we were awarded the BARDA Contract to fund the development of AEOL 10150 as a medical countermeasure for Lung-ARS from its current status to FDA approval in response to Special Instructions Amendment 4 to a Broad Agency Announcement (BAA-BARDA-09-34) for advanced research and development of medical countermeasures for chemical, biological, radiological and nuclear threats.  The contract value could be up to $118.4 million depending on options exercised by BARDA and the requirements for approval by the FDA.  Under the BARDA Contract, substantially all of the costs of the development of AEOL 10150 as a medical countermeasure for pulmonary injuries resulting from an acute exposure to radiation from a radiological/nuclear accident or attack, particularly injuries associated with ARS or Delayed Effects of Acute Radiation Exposure would be paid for by the U.S. government through BARDA funding.  We recognized $2,231,000 in revenue during the six months ended March 31, 2014 related to the BARDA Contract. The BARDA Contract includes provisions to cover some, but not all, general corporate overhead as well as a small provision for profit. The net impact of the BARDA Contract on our liquidity is that our projected cash burn has been reduced. Certain costs, typically those of being a public company, like legal costs associated with being a public company, Investor Relations/Public Relations costs and patent-related costs, are not included in overhead reimbursement in the BARDA Contract.  In order to fund on-going operating cash requirements or to accelerate or expand our oncology and other programs we may need to raise significant additional funds.

On May 5, 2014, the Company executed a Modification of Contract (the "Modification") with BARDA. The purpose of the Modification is to (1) make available $1,778,000 to reimburse the Company for actual costs incurred under the first three years of the BARDA Contract, (2) establish an increased provisional indirect billing rate for fiscal year 2014 and the rest of the BARDA Contract period of performance, and (3) establish a cap on the indirect billing rate for the remaining contract period of performance. The effect of the Modification will be (a) to increase the cash balance of the Company and (b) to increase the billing rate for indirect costs under the contract, in each case subsequent to the period ended March 31, 2014.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is presently limited to the interest rate sensitivity of our cash and cash equivalents, which is affected by changes in the general level of U.S. interest rates. However, we believe that we are not subject to any material market risk exposure and do not expect that changes in interest rates would have a material effect upon our financial position. A hypothetical 10% change in interest rates would not have a material effect on our Statements of Operations or Cash Flows for the six months ended March 31, 2014. We do not have any foreign currency or other derivative financial instruments.

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

A material weakness is a significant deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the determination that our diluted net income (loss) per share calculations did not include the net income effect of changes in fair value related to dilutive, liability classified warrants for the fiscal years ended September 30, 2012 and 2011, and the quarterly periods included therein, management has determined that a material weakness existed as of March 31, 2014.

Management believes the material weakness is due to a deficiency in technical resources over financial reporting. As a result of the material weakness, management is evaluating mitigating controls to minimize the potential for incorrect calculations of earnings per share in our future financial statements.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

As of March 31, 2014, there have not been any material changes from the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, which was filed with the SEC on December 20, 2013.

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

Date: May 15, 2014
AEOLUS PHARMACEUTICALS, INC.

By   /s/ John L. McManus
John L. McManus
President and Chief Executive Officer
(Principal Executive Officer)

By   /s/ David Cavalier
David Cavalier
Chairman, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)