Form 10-Q
period 2014-06-30
AEOLUS PHARMACEUTICALS, INC.
filed 2014-08-14
CIK 1261734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014.

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

Large accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)

Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, par value $.01 per share	Outstanding as of August 11, 2014 134,550,068 shares

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

AEOLUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	June 30, 2014	September 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,272	$869
Accounts receivable	2,719	370
Deferred subcontractor cost	794	656
Prepaid and other current assets	70	39
Total current assets	4,855	1,935
Investment in CPEC LLC	32	32
Total assets	$4,887	$1,966

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,426	$579
Deferred revenue	825	682
Total current liabilities	3,251	1,261

Total liabilities	3,251	1,261
Commitments and Contingencies (Note F)
Stockholders’ equity :
Preferred stock, $.01 par value per share, 10,000,000 shares authorized:
Series B nonredeemable convertible preferred stock, 1,600,000 and 1,600,000 shares authorized as of June 30, 2014 and September 30, 2013, respectively; 526,080 and 526,080 shares issued and outstanding as of June 30, 2014 and September 30, 2013, respectively	5	5
Common stock, $.01 par value per share, 200,000,000 shares authorized; 134,550,068 and 134,550,068 shares issued and outstanding as of June 30, 2014 and September 30, 2013, respectively	1,346	1,346
Additional paid-in capital	183,762	183,276
Accumulated deficit	(183,477)	(183,922)
Total stockholders’ equity	1,636	705
Total liabilities and stockholders’ equity	$4,887	$1,966

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Contract revenue	$4,983	$844	$7,214	$3,045
Costs and expenses:
Research and development	2,829	727	4,709	2,514
General and administrative	577	903	2,059	2,562
Total costs and expenses	3,406	1,630	6,769	5,076
Income (Loss) from operations	1,576	(786)	445	(2,031)
Non-cash financing charges and change in fair value of warrants (Note B)	—	—	—	(510)
Net income (loss)	$1,576	$(786)	$445	$(2,541)
Net income (loss) per weighted share attributable to common stockholders:
Basic (Note D)	$0.01	$(0.01)	$0.00	$(0.03)
Diluted (Note D)	$0.01	$(0.01)	$0.00	$(0.03)
Weighted average common shares outstanding:
Basic	134,550	134,550	134,550	97,120
Diluted	136,861	134,550	136,829	97,120

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended June 30,
	2014	2013
Cash flows used in operating activities:
Net income (loss)	$445	$(2,541)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	485	584
Change in fair value of warrants	—	510
Change in assets and liabilities:
Accounts receivable	(2,349)	539
Deferred subcontractor cost	(138)	(935)
Prepaid and other assets	(31)	10
Accounts payable and accrued expenses	1,846	(246)
Deferred revenue	143	972
Net cash provided by (used in) operating activities	403	(1,107)
Cash flows provided by financing activities:
Proceeds from issuance of common stock and warrants	—	3,616
Costs related to the issuance of common stock and warrants	—	(58)
Net cash provided by financing activities	—	3,558
Net increase (decrease) in cash and cash equivalents	403	2,451
Cash and cash equivalents at beginning of period	869	281
Cash and cash equivalents at end of period	$1,272	$2,732

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

Business

Aeolus is a biopharmaceutical company developing a platform of a new class of broad-spectrum, catalytic antioxidant compounds that protect healthy tissue from the damaging effects of oxidative stress. Its first compound, AEOL 10150 (or “10150”), is being developed as a medical countermeasure (“MCM”) against the pulmonary effects of Acute Radiation Syndrome (“Lung-ARS”) and the delayed effects of acute radiation exposure (“DEARE”) under a contract (the “BARDA Contract”) with the Biomedical Advanced Research and Development Authority (“BARDA”), a division of the Department of Health and Human Services (“HHS”). If all of the options are exercised by BARDA, the total value of the contract would be approximately $118.4 million. Aeolus is in its fourth year under the BARDA Contract.  Aeolus also receives development support from the National Institutes of Health (“NIH”) for development of the compound as a medical countermeasure against radiation and exposure to chemical and nerve agents.  Additionally, Aeolus is developing AEOL 10150 for oncology indications, where it is used in combination with radiation and chemotherapy.  Aeolus’ strategy is to leverage the substantial investment in toxicology, manufacturing, and preclinical and clinical studies made by U.S. government agencies in AEOL 10150, including the BARDA Contract, to develop the compound efficiently for use in oncology.

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

Cash and Cash Equivalents

The Company invests available cash in short-term bank deposits. Cash and cash equivalents include investments with maturities of three months or less at the date of purchase. The carrying value of cash and cash equivalents approximate their fair market value at June 30, 2014 and September 30, 2013 due to their short-term nature.

Significant customer and accounts receivable

For the nine months ended June 30, 2014 and 2013, the Company’s primary customer was BARDA. For the nine months ended June 30, 2014 and 2013, revenues from BARDA comprised 100% of total revenues. As of June 30, 2014 and 2013, the Company’s receivable balances were comprised 100% from this customer. Unbilled accounts receivable, included in accounts receivable, totaling $802,000 and $165,000 as of June 30, 2014 and September 30, 2013, respectively, relate to work that has been performed, though invoicing has not yet occurred. All of the unbilled receivables are expected to be billed and collected within the next 12 months. Accounts receivable are stated at invoice amounts and consist primarily of amounts due from BARDA. If necessary, the Company records a provision for doubtful receivables to allow for any amounts which may be unrecoverable. This provision is based upon an analysis of the Company’s prior collection experience, customer creditworthiness and current economic trends. As of June 30, 2014 and September 30, 2013, an allowance for doubtful accounts was not recorded as the collection history from the Company’s customers indicated that collection was probable.

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

Leases

The Company leases office space and office equipment under month to month operating lease agreements. For the nine months ended June 30, 2014 and 2013, total rent expense was approximately $31,000 and $31,000, respectively.

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

Net Income (Loss) Per Common Share

The Company computes net income attributable to common stockholders using the two-class method required for participating securities. Under the two-class method, securities that participate in dividends, such as the Company’s outstanding preferred shares and preferred warrants are considered “participating securities.” The Company’s preferred shares and preferred warrants are considered “participating securities” because they include non-forfeitable rights to dividends.

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

As of June 30, 2014 and September 30, 2013, 526,080 shares of Series B Stock were outstanding, all of which were held by affiliates of Elan Corporation, plc. Each share of Series B Stock was convertible into one share of common stock as of June 30, 2014.

There were no shares of Series A Convertible Preferred Stock issued or outstanding as of June 30, 2014.

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

The February/March 2013 Financing contains a registration rights agreement with an arrangement for liquidated damages in the event of a failure to maintain the effectiveness with the SEC of a registration statement covering the February/March 2013 Financing Units. The Company must use its commercially reasonable efforts to maintain the registration statement continuously effective until the earlier to occur of (i) the date on which all securities covered by such registration statement have been sold, and (ii) the date on which all securities covered by such registration statement may be sold without volume restrictions pursuant to Rule 144 under the Securities Act of 1933, as amended. In the event the Company fails to meet this obligation, subject to certain exceptions, the Company will be required to make a cash payment of 0.5% of the aggregate amount invested to the Purchasers of the February/March 2013 Financing Units. The 0.5% payment equaling $18,000 would be due for every 30-day period in which the registration statement is not continuously effective. The maximum liability would be $108,000 and no damages would accrue after August 19, 2013, the date that is six months from the closing of the February/March 2013 Financing.  The registration statement was declared effective by the SEC as of June 13, 2013 and remained effective through August 19, 2013. As a result, no liability was recorded.

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

Warrants

As of June 30, 2014, warrants to purchase an aggregate of 17,379,627 shares of common stock were outstanding with a weighted average exercise price of $0.29 per share. Details of the warrants for common stock outstanding at June 30, 2014 are as follows:

Number of Shares	Exercise Price	Expiration Date
20,000	$0.39	September 2014
15,000	$0.50	September 2014
15,000	$0.60	September 2014
50,000	$0.38	April 2015
50,000	$0.50	May 2016
50,000	$0.50	July 2016
50,000	$1.00	July 2016
50,000	$1.50	July 2016
50,000	$2.00	July 2016
50,000	$2.50	July 2016
1,337,627	$0.40	March 2017
325,000	$0.40	April 2017
300,000	$0.258	June 2017
50,000	$0.26	June 2017
140,000	$0.35	October 2017
13,085,000	$0.25	February 2018
1,742,000	$0.25	March 2018
17,379,627

As of June 30, 2014, one warrant to purchase an aggregate of 896,037 shares of preferred stock was outstanding. The warrant has an exercise price of $0.01 per share and expires in February 2016.

Below is a summary of warrant activity (“common and preferred”) for the nine months ended June 30, 2014:

		Weighted Average
	Number of Shares	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at 9/30/2013	18,775,664	$0.29	4.05	$693,340
Granted	50,000	$0.26		$-
Exercised	-	$-	-	$-
Expired or Canceled	(550,000)	$0.89	-	$-
Forfeited	-	$-	-	$-
Vested	-	$-	-	$-
Outstanding at 6/30/2014	18,275,664	$0.27	3.41	$1,981,583

Below is a summary of warrant activity (“common and preferred”) for the nine months ended June 30, 2013:

		Weighted Average
	Number of Shares	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at 9/30/2012	62,993,663	$0.30	4.21	$5,344,623
Granted	14,932,000	$0.25	4.64	$1,039,373
Exercised	(59,149,999)	$0.01	3.50	$19,519,500
Expired or Canceled	-	$-	-	$-
Forfeited	-	$-	-	$-
Vested	-	$-	-	$-
Outstanding at 6/30/2013	18,775,664	$0.29	4.30	$1,334,261

C.	Stock-Based Compensation

Below is a summary of stock option activity for the nine months ended June 30, 2014:

		Weighted Average
	Number of Shares	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at 9/30/2013	11,214,898	$0.52	6.67	$3,825
Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Expired or Canceled	(62,856)	$2.93	-	$-
Forfeited	(89,201)	$4.85	-	$-
Vested (RSAs)	-	$-	-	$-
Outstanding at 6/30/2014	11,062,841	$0.48	6.00	$133,000

Below is a summary of stock option activity for the nine months ended June 30, 2013:

		Weighted Average
	Number of Shares	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at 9/30/2012	9,473,661	$0.70	5.81	$153,850
Granted	3,070,000	$0.40	9.69	$900
Exercised	-	$-	-	$-
Expired or Canceled	(72,744)	$0.85	-	$-
Forfeited	-	$-	-	$-
Vested (RSAs)	-	$-	-	$-
Outstanding at 6/30/2013	12,470,917	$0.62	6.23	$44,875

For the nine months ended June 30, 2013, all stock options were granted with an exercise price at or above the fair market value of the Company’s common stock on the date of grant.

The details of stock options for the nine months ended June 30, 2014 were as follows:

	Options Outstanding			Options Exercisable
			Weighted			Weighted
	Number	Weighted	Average	Number	Weighted	Average
Range of	Outstanding	Average	Remaining	Exercisable	Average	Remaining
Exercise	at June 30,	Exercise	Contractual	At June 30,	Exercise	Contractual
Prices	2014	Price	Life (in years)	2014	Price	Life (in years)
$0.23-$0.30	1,612,500	$0.29	5.56	1,612,500	$0.29	5.56
$0.31-$0.40	6,351,500	$0.39	7.04	6,351,500	$0.39	7.04
$0.41-$0.50	502,000	$0.45	7.50	502,000	$0.45	7.50
$0.51-$0.60	963,750	$0.59	4.89	963,750	$0.59	4.89
$0.61-$0.70	66,500	$0.68	2.13	66,500	$0.68	2.13
$0.71-$0.80	382,250	$0.75	2.92	382,250	$0.75	2.92
$0.81-$0.90	697,091	$0.88	2.26	697,091	$0.88	2.26
$0.91-$1.00	44,500	$0.94	1.24	44,500	$0.94	1.24
$1.01-$1.50	81,500	$1.13	0.82	81,500	$1.13	0.82
$1.51-$1.85	211,250	$1.84	0.23	211,250	$1.84	0.23

Stock-based compensation expense recognized in the statement of operations is as follows (in thousands):

	For the three months ended June 30,		For the nine months ended June 30,
	2014	2013	2014	2013
Research and Development Expenses	$—	$5	$11	$14
General and Administrative Expenses	23	270	474	570
	$23	$275	$485	$584

There was no unrecognized compensation expense for outstanding and unvested stock options for the nine months ended June 30, 2014. The weighted average remaining recognition period for the total deferred compensation expense is approximately eight months. The fair value of the options associated with the above compensation expense was determined at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the three months ended June 30,			For the nine months ended June 30,
	2014		2013	2014		2013
Dividend yield	—	*	0%	—	*	0%
Expected volatility	—	*	167.39%	—	*	156%
Risk-free interest rate	—	*	0.84%	—	*	0.86%
Expected term	—	*	5.27 years	—	*	5.27 years

* No stock options were granted for the three and nine months ended June 30, 2014

D.	Net Income (Loss) Per Common Share

	For the three months		For the nine months
	ended June 30,		ended June 30,
	2014	2013	2014	2013
	(in thousands, except per share data)
Numerator:
Net income (loss)	$1,576	$(786)	$445	$(2,541)
Less net income attributable to participating securities	16	-	5	-
Net income (loss) attributable to common stockholders – basic	$1,560	$(786)	$440	$(2,541)

Net income (loss)	$1,576	$(786)	$445	$(2,541)
Less gain (loss) on warrant liability for participating
common warrants	-	-	-	-
Net income (loss) attributable to common stockholders – diluted	$1,576	$(786)	$445	$(2,541)

Denominator:
Weighted-average shares used in computing net income per
share attributable to common stockholders – basic	134,550	134,550	134,550	97,120
Effect of potentially dilutive securities:
Common stock warrants	-	-	-	-
Convertible preferred warrants	862	-	862	-
Convertible preferred stock	526	-	526	-
Common stock options	10	-	10	-
Non-participating common stock warrants	913	-	881	-
Weighted-average shares used in computing net income
(loss) per share attributable to common stockholders - diluted	136,861	134,550	136,829	97,120
Basic net income per common share	$0.01	$(0.01)	$0.00	$(0.03)
Diluted net income (loss) per common share	$0.01	$(0.01)	$0.00	$(0.03)

Diluted weighted average common shares excluded incremental shares of approximately 2,295,000 and 2,295,000, respectively, for the three and nine months ended June 30, 2014, due to their anti-dilutive effect. Diluted weighted average common shares excluded incremental shares of approximately 7,400,000 and 6,105,000, respectively, for the three and nine months ended June 30, 2013, due to their anti-dilutive effect.

E.	Income Taxes

Income tax expense of $12,000 was recognized for the nine months ended June 30, 2014, resulting in an effective tax rate of 5.4% in the Third Quarter, as compared to 0% for the fiscal year ended September 30, 2013.  The effective income tax rate for the Third Quarter differs from the statutory income tax rate primarily due to the effect of nondeductible shared-based compensation, change in the valuation allowance, and tax credits.

As of June 30, 2014 and September 30, 2013, respectively, the total amount of unrecognized tax benefits was approximately $4,674,000 and $4,397,000, all of which would impact the effective tax rate if recognized.  No interest and penalties have been provided for with respect to the unrecognized tax benefits.

The Company’s federal income tax returns for the tax years 2010 to 2012 remain open for examination. The Company’s California income tax returns for the tax years 2009 to 2012 remain open for examination.

F.	Commitments and Contingencies

The Company acquires assets still in development and enters into research and development arrangements with third parties that often require milestone and royalty payments to the third party contingent upon the occurrence of certain future events linked to the success of the asset in development. Milestone payments may be required, contingent upon the successful achievement of an important point in the development life-cycle of the pharmaceutical product (e.g., approval of the product for marketing by a regulatory agency). If required by the arrangement, the Company may have to make royalty payments based upon a percentage of the sales of the pharmaceutical product in the event that regulatory approval for marketing is obtained. Because of the contingent nature of these payments, they are not included in the table of contractual obligations. No milestones have been met, nor have any payments been paid, as of June 30, 2014.

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

This report contains, in addition to historical information, statements by us with respect to expectations about our business and future results which are “forward-looking” statements under the Private Securities Litigation Reform Act of 1995. These statements and other statements made elsewhere by us or by our representatives, which are identified or qualified by words such as “likely,” “will,” “suggests,” “expects,” “might,” “believe,” “could,” “should,” “may,” “estimates,” “potential,” “predict,” “continue,” “would,” “anticipates,” “plans,” or similar expressions, are based on a number of assumptions that are subject to risks and uncertainties. Such statements include, but are not limited to, those relating to our product candidates and funding options, the timing and amounts of payments made to us under the BARDA Contract (as modified in May of 2014), as well as our proprietary technologies and uncertainties and other factors that may cause our actual results to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Important factors that could cause results to differ include risks associated with uncertainties of progress and timing of clinical trials, scientific testing, obtaining regulatory approval, the need to obtain (and obtaining) funding for pre-clinical and clinical trials and operations, the scope and validity of intellectual property protection for our product candidates, proprietary technologies and their uses, new accounting and Securities and Exchange Commission (“SEC”) requirements and competition from other biopharmaceutical companies. Certain of these factors and others are more fully described in our filings with the SEC, including, but not limited to, our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, filed with the SEC on December 20, 2013. All forward-looking statements are based on information available as of the date hereof, and we do not assume any obligation to update such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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

Our lead compound, 10150, is a metalloporphyrin specifically designed to neutralize reactive oxygen and nitrogen species. The neutralization of these species reduces oxidative stress, inflammation, and subsequent tissue damage-signaling cascades resulting from radiation or chemical exposure. We are developing 10150 as a medical counter measure (“MCM”) for national defense and for use in oncology.

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

Pursuant to the BARDA Contract we were awarded approximately $10.4 million for the base period of the contract (from February 2011 to April 2012). On April 16, 2012, we announced that BARDA had exercised two options under the BARDA Contract worth approximately $9.1 million. On September 17, 2013, we announced that BARDA had exercised $6.0 million in additional contract options, and on May 7, 2014, we announced that BARDA exercised a contract modification worth approximately $1.8 million, bringing the total exercised contract value to date to approximately $27.3 million.  We may receive up to an additional $91.1 million in options exercisable over the remaining years of the BARDA Contract.  Options are exercised based on the progress of the development program, including the completion of clinical trials or manufacturing tasks under previously exercised options.  The final goal of the contract is to achieve FDA approval for 10150 and the development of commercial manufacturing capability.  In order to achieve these goals, we believe it will be necessary to exercise the majority of the options in the contract. We also believe that BARDA is likely to continue to exercise options as long as 10150 continues to demonstrate efficacy and safety in animal testing for Lung-ARS.  In the event we begin sales to the U.S. government under an Emergency Use Authorization (“EUA,” see below), we believe that BARDA is highly likely to exercise the majority of the remaining options under the contract.  One of the requirements of an EUA is that the development program continue towards the goal of FDA approval. If all of the options are exercised by BARDA, the total value of the contract would be approximately $118.4 million.

There are no existing treatments for Lung-ARS or DEARE and we are not aware of any compounds in development that have shown efficacy when administered after exposure to radiation.  10150 has demonstrated efficacy in two animal models (mouse and non-human primate) when administered at least 24 hours after exposure to radiation.  The U.S. government’s planning scenario for a radiation incident is a 10 kiloton detonation of a nuclear device in a major American city.  It is estimated that several hundred thousand civilians would be exposed to high doses of radiation in this scenario.

The BARDA Contract is designed to complete the work necessary for 10150 to be purchased for the US Strategic National Stockpile (the “SNS”).  BARDA currently acquires drugs for the SNS through a Special Reserve Fund (the “SRF”) created under Project BioShield and reauthorized under the Pandemic All-Hazards Preparedness Reauthorization Act of 2013 at $2.8 billion over five years.   Although the final goal of the contract is full FDA approval under the Animal Rule, BARDA, based on historical purchases from other suppliers, may purchase product under an EUA prior to FDA approval.

Pursuant to the Statement of Work in the BARDA Contract, we expect to provide the data necessary for filing an application for an EUA in early 2015.  The EUA is a FDA regulation that allows the use of unapproved drugs when an emergency has been declared.  In order to qualify for an EUA, a drug must meet four basic criteria: (i) the condition to be treated must be life-threatening; (ii) there must be no adequate treatment alternative; (iii) the benefits of the unapproved therapy must outweigh the risks in using it, and; (iv) there must be some evidence of efficacy in the treatment of the condition.  An EUA would make it possible for BARDA to begin procuring 10150 for the strategic national stockpile. If approved under an EUA, procurements from BARDA could result in a significant increase in revenues for Aeolus and potential profitability.

We also benefit from research funded by grants from the NIH CounterACT program for the development of 10150 as a MCM for the effects of nerve gas (e.g., sarin gas and soman gas) and chemical vesicant gasses (e.g., mustard gas, phosgene gas and chlorine gas) exposure. Like the funding for gastrointestinal acute radiation syndrome (“GI-ARS”) described below, funding for this indication is provided directly to the research facility and does not flow through our financial statements.  Continued funding is generally dependent on continuing evidence of efficacy in animal trials. There are no existing treatments for exposure to chemical vesicants.

In October 2011, we announced that National Jewish Health was awarded a $12.5 million grant from NIH CounterACT to continue the development of 10150 as a MCM against chlorine gas exposure. Also included in the grant is support for research in looking at tissue plasminogen activator (TPA) and Silabilin as MCMs against sulfur mustard gas exposure. The ultimate objective of the sulfur mustard and chlorine gas work at National Jewish Health will be to complete all work necessary to initiate pivotal efficacy studies in animals for both indications.  This would include: running efficacy studies in the rat model for higher doses of sulfur mustard and chlorine gas; establishing endpoints, optimal dosing and duration of treatment for pivotal efficacy studies; and characterizing the natural history from sulfur mustard and chlorine gas damage.  We plan to meet with the FDA in 2015 to discuss filing with the FDA an investigational new drug application (an “IND”) for the sulfur mustard indication under the Animal Rule and to present the design of a pivotal study in a rat model developed under the NIH CounterACT program.

We are also funded by grant money from the NIH CounterACT program and the National Institute of Neurological Disorders and Stroke (“NINDS”) for the development of 10150 as a MCM for the effects of nerve gas (e.g., sarin and soman) exposure. NIH-CounterACT awarded a contract on September 24, 2011 worth approximately $735,000, to the University of Colorado to develop 10150 as a MCM against nerve agents. Work performed with this initial funding has demonstrated that 10150 significantly improves survival when administered with current treatment in a pilocarpine model for nerve gas exposure. In September 2013, we announced that Dr. Manisha Patel at the University of Colorado had been awarded a $4.3 million grant from NINDS to develop 10150 as a MCM for exposure to sarin gas and other nerve agents.

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

We have two programs underway for the development of several other drug candidates, AEOL 11207, AEOL1114B and AEOL11203, for the treatment of epilepsy and Parkinson’s disease. These programs are being funded, in part, by private foundations, including the Michael J. Fox Foundation, Citizens United for Research in Epilepsy (“CURE”) and government grants.  In February 2012, data was published in the journal Neurobiology of Disease from the CURE study indicating AEOL 11207 significantly reduced both the frequency and duration of spontaneous seizures in a pre-clinical epilepsy model.  Additionally, the study showed an increase in average life span, protection against neuronal death and no difference in seizure severity.

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

We were awarded approximately $10.4 million in the base period of the contract. On April 16, 2012, we announced that BARDA had exercised two options under the BARDA Contract worth approximately $9.1 million. On September 17, 2013, we announced that BARDA had exercised $6.0 million in additional contract options, and on May 7, 2014, we announced that BARDA exercised a contract modification worth approximately $1.8 million, bringing the total exercised contract value to date to approximately $27.3 million. We may receive up to an additional $92.9 million in options exercisable over the remaining years of the contract. If all of the options are exercised by BARDA, the total value of the contract would be approximately $118.4 million.

Pursuant to the Statement of Work in the BARDA Contract, we expect to provide the data necessary for filing an application for an EUA in early 2015.  An EUA would make it possible for BARDA to begin procuring 10150 for the strategic national stockpile. Procurements from BARDA may result in a significant increase in revenues, and potential profitability, for Aeolus.

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

On March 16, 2011, we and the Office of Research and Development of the University of Maryland, Baltimore (“UMB”) entered into a Sub-award Agreement, pursuant to which we engaged UMB to, among other things, develop a whole thorax lung irradiation model for use in non-human primate studies supporting the licensure of 10150. The Sub-award Agreement is a fixed fee agreement inclusive of all direct and indirect costs. As a result of the contract modification and no-cost extension with BARDA mentioned below, the term of the Sub-award Agreement will continue through at least September 30, 2014.

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

On May 5, 2014, the Company executed a Modification of Contract (the "Modification") with BARDA. The purpose of the Modification is to (1) make available $1,778,000 to reimburse the Company for actual costs incurred under the first three years of the BARDA Contract (the “BARDA Modification Reimbursement”), (2) establish an increased provisional indirect billing rate for fiscal year 2014 and the rest of the BARDA Contract period of performance, and (3) establish a cap on any future adustments the indirect billing rate for the remaining contract period of performance. The effect of the Modification was (a) to increase the cash balance of the Company and (b) to increase the billing rate for indirect costs under the contract, in each case subsequent to the period ended March 31, 2014.  On May 15, 2014, the Company received payment of the $1,778,000 in respect of the BARDA Modification Reimbursement which is recognized as revenue for the quarter ended June 30, 2014.

As of June 30, 2014, the total contract value exercised by BARDA under the BARDA Contract is $27.3 million. From inception of the BARDA Contract, we have billed BARDA approximately $23.4 million.  The Company expects to present an update of deliverables that have been produced during the first 40 months of the contract at an “In-Progress Review” meeting with BARDA in September 2014, and the Company will request the exercise of additional contract options at that time.

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

Results of Operations

Three months ended June 30, 2014 versus three months ended June 30, 2013

We had net income of $1,576,000 for the three months ended June 30, 2014 compared to a net loss of $786,000 for the three months ended June 30, 2013.  This change was brought about primarily due to $1,778,000 associated with the BARDA Modification Reimbursement during the quarter ended June 30, 2014, and to a lesser extent was due to the recognition of certain expenses (primarily legal and employee compensation and benefits) during the the quarter ended June 30, 2013 that were not incurred in the quarter ended June 30, 2014.   We expect that the Modification could have the effect of reducing our net loss in future periods compared to net losses incurred in certain prior historical periods, but this development will not necessarily produce net income in future periods. The net income earned in the three months ended June 30, 2014 is primarily the result of the BARDA Modification Reimbursement, which was paid in respect of actual costs we incurred under the first three years of the BARDA Contract.   We also had cash inflows from operations of $752,000 and cash inflows of $806,000 for the three months ended June 30, 2014 and June 30, 2013, respectively.

Revenue for the three months ended June 30, 2014 was $4,983,000, which compares to $844,000 in revenue for the three months ended June 30, 2013.  The increase is primarily attributable to the BARDA Modification Reimbursement, which was recognized as revenue for the quarter ended June 30, 2014, as well as increased cost of development work in progress under the BARDA Contract as of June 30, 2014 compared to June 30, 2013.

Research and Development (“R&D”) expenses increased $2,102,000, or 289%, to $2,829,000 for the three months ended June 30, 2014 from $727,000 for the three months ended June 30, 2013. The increase is primarily attributable to work related to the BARDA Contract.

General and administrative (“G&A”) expenses decreased $326,000, or 36%, to $577,000 for the three months ended June 30, 2014 from $903,000 for the three months ended June 30, 2013 primarily due to the 2013 period specific costs referred to above that were not incurred in the 2014 quarter. Consulting stock expense decreased by $246,000 due to fewer options issued to employees during the three months ended June 30, 2014.

Nine months ended June 30, 2014 versus nine months ended June 30, 2013

We had net income of $445,000 and net loss of $2,541,000, and this difference is primarily attributable to the BARDA Modification Reimbursement paid during the nine months ended June 30, 2014, as well as a non-cash adjustment for increases in valuation of liability classified warrants of $510,000, which was incurred during  the  ended June 30, 2014. We also had cash inflows from operations of $403,000 and cash outflows from operations of $1,107,000 for the nine months ended June 30, 2014 and June 30, 2013, respectively, and this difference is primarily attributable to the BARDA Modification Reimbursement paid during the nine months ended June 30, 2014.

Revenue for the nine months ended June 30, 2014 was $7,214,000, which compares to $3,045,000 revenue for the nine months ended June 30, 2013.  The increase is primarily attributable to the BARDA Modification Reimbursement as well as the increased cost of development work in progress under the BARDA Contract as of June 30, 2014 compared to June 30, 2013.

R&D expenses increased $2,195,000, or 87%, to $4,709,000 for the nine months ended June 30, 2014 from $2,514,000 for the nine months ended June 30, 2013. The increase is primarily attributable to increased cost of development work in progress under the BARDA Contract as of June 30, 2014 to June 30, 2013.

 G&A expenses decreased $503,000, or 20%, to $2,059,000 for the nine months ended June 30, 2014 from $2,562,000 for the nine months ended June 30, 2013. The decrease is primarily attributable to lower compensation costs, lower consulting stock expense and lower legal fees.

Liquidity and Capital Resources

We had cash and cash equivalents of $1,272,000 on June 30, 2014, and $869,000 on September 30, 2013. The increase in cash was primarily due to the receipt of $1,778,000 reimbursement from BARDA under the Contract Modification executed on May 5, 2014. We had accounts receivable of $2,719,000 on June 30, 2014, and $370,000 on September 30, 2013. We had accounts payable of $2,426,000 on June 30, 2014, and $579,000 on September 30, 2013. The increase was primarily due to increased activity under the BARDA Contract.

We had net income of $445,000 for the nine months ended June 30, 2014. We had cash inflows from operations of $403,000. We expect to incur additional losses and negative cash flow from operations during the remainder of fiscal year 2014 and potentially for several more years for the reasons noted above and below.

On February 11, 2011, we were awarded the BARDA Contract to fund the development of AEOL 10150 as a medical countermeasure for Lung-ARS from its current status to FDA approval in response to Special Instructions Amendment 4 to a Broad Agency Announcement (BAA-BARDA-09-34) for advanced research and development of medical countermeasures for chemical, biological, radiological and nuclear threats.  The contract value could be up to $118.4 million depending on options exercised by BARDA and the requirements for approval by the FDA.  Under the BARDA Contract, substantially all of the costs of the development of AEOL 10150 as a medical countermeasure for pulmonary injuries resulting from an acute exposure to radiation from a radiological/nuclear accident or attack, particularly injuries associated with ARS or Delayed Effects of Acute Radiation Exposure would be paid for by the U.S. government through BARDA funding.  We recognized $7,214,000 in revenue during the nine months ended June 30, 2014 related to the BARDA Contract.  The BARDA Contract includes provisions to cover some, but not all, general corporate overhead as well as a small provision for profit. Certain costs, typically those of being a public company, like legal costs associated with being a public company, Investor Relations/Public Relations costs and patent-related costs, are not included in overhead reimbursement in the BARDA Contract. Since the terms of the BARDA Contract include provisions to cover some general corporate overhead as well as a small provision for profit, the result on our liquidity is that our projected cash burn has been reduced.  In order to fund on-going operating cash requirements or to accelerate or expand our oncology and other programs, we may need to raise significant additional funds.

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

Our exposure to market risk is presently limited to the interest rate sensitivity of our cash and cash equivalents, which is affected by changes in the general level of U.S. interest rates. However, we believe that we are not subject to any material market risk exposure and do not expect that changes in interest rates would have a material effect upon our financial position. A hypothetical 10% change in interest rates would not have a material effect on our Statements of Operations or Cash Flows for the nine months ended June 30, 2014. We do not have any foreign currency or other derivative financial instruments.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors

As of June 30, 2014, there have not been any material changes from the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, which was filed with the SEC on December 31, 2013.

Item 6.	Exhibits

Exhibit #		Description

2.1	(1)	Agreement and Plan of Merger and Reorganization dated September 16, 2003 between Incara, Inc. and Incara Pharmaceuticals Corporation

3.1	(2)	Amended and Restated Certificate of Incorporation

3.2	(3)	Bylaws

4.1	(4)	Form of Common Stock Certificate

4.2	(1)	Form of Series B Preferred Stock Certificate

4.3	(5)	Form of Warrant to Purchase Common Stock dated June 5, 2006.

4.4	(6)	Registration Rights Agreement dated May 22, 2007 by and among the Company and each of the Purchasers whose names appear on the Schedule attached thereto.

4.5	(7)	Registration Rights Agreement dated October 6, 2009 by and among the Company and the investors whose names appear on the signature pages thereof.

4.6	(6)	Form of Warrant to Purchase Common Stock dated May 22, 2007.

4.7	(7)	Form of Warrant to Purchase Common Stock

4.8	(1)	Registration Rights Agreement dated September 16, 2003 among Incara Pharmaceuticals Corporation, Incara, Inc. and Goodnow Capital, L.L.C.

4.9	(8)	Registration Rights Agreement dated September 16, 2003 among Incara Pharmaceuticals Corporation, Incara, Inc. and Goodnow Capital, L.L.C.

4.10	(9)	Registration Rights Agreement dated March 4, 2013 by and among Aeolus Pharmaceuticals, Inc. and the investors listed therein

4.11	(9)	Form of Warrant to Purchase Common Stock dated March 4, 2013

4.12	(10)	Warrant Repricing, Exercise and Lockup Agreement dated February 19, 2013 by and among the Company, Xmark JV Investment Partners, LLC and affiliates

31.1		Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2		Certification of the Interim Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1		Certification by the Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	+	XBRL Instance Document

101.SCH	+	XBRL Taxonomy Extension Schema Document

101.CAL	+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	+	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: August 14, 2014
AEOLUS PHARMACEUTICALS, INC.

By    /s/ John L. McManus
John L. McManus
President and Chief Executive Officer
(Principal Executive Officer)

By    /s/ David Cavalier
David Cavalier
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)