Form 10-K
period 2014-09-30
AEOLUS PHARMACEUTICALS, INC.
filed 2014-12-22
CIK 1261734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

____________

FORM 10-K

____________

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant based upon the average of the bid and asked price on the OTC Bulletin Board as of March 31, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $33,637,517. Shares of common stock held by each executive officer and director and by each other stockholder who owned 10% or more of the outstanding common stock as of such date have been excluded in that such stockholder might be deemed to be an affiliate of the registrant. This determination of affiliate status might not be conclusive for other purposes.

As of December 22, 2014, the registrant had 135,850,068 outstanding shares of common stock.

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
Table of Contents

PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that relate to future events or our future financial performance. You can identify forward-looking statements by terminology such as “may,” “might,” “will,” “could,” “should,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. Our actual results might differ materially from any forward-looking statement due to various risks, uncertainties and contingencies, including but not limited to those identified in Item 1A entitled “Risk Factors” beginning on page 43 of this report, as well as those discussed in our other filings with the Securities and Exchange Commission (the “SEC”) and the following:

●	our need for, and our ability to obtain, additional funds;
●	our ability to obtain grants to develop our drug candidates;
●	uncertainties relating to non-clinical studies, clinical trials and regulatory reviews and approvals;
●	uncertainties relating to our pre-clinical trials and regulatory reviews and approvals;
●	uncertainties regarding our ability to successfully advance our Phase I study for Lung-ARS, in light of the clinical hold placed on such study by the FDA on September 22, 2014;
●	uncertainties regarding whether our compounds could inhibit formation of fibrosis in the lungs.
●	uncertainties concerning whether we can position our compounds for a pre-EUA application or we can obtain procurements from BARDA following any such application;
●	our dependence on a limited number of therapeutic compounds;
●	the early stage of the drug candidates we are developing;
●	the acceptance of any future products by physicians and patients;
●	competition with and dependence on collaborative partners;
●	loss of key consultants, management or scientific personnel;
●	our ability to obtain adequate intellectual property protection and to enforce these rights; and
●	our ability to avoid infringement of the intellectual property rights of others.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1.     Business.

General

Overview

Aeolus Pharmaceuticals, Inc. (“we,” “us” or “Aeolus”) is a Southern California-based biopharmaceutical company leveraging significant U.S. Government funding to develop a platform of novel compounds in biodefense, oncology and pulmonary disorders.  The platform consists of over 200 compounds licensed from the University of Colorado (“UC”) Duke University (“Duke”) and National Jewish Health (“NJH”).

Our lead compound, AEOL 10150 (“10150”), is being developed under contract with the Biomedical Advanced Research and Development Authority (“BARDA” and the “BARDA Contract”), a division of the U.S. Department of Health and Human Services (“HHS”), as a medical countermeasure (“MCM”) against the pulmonary sub-syndrome of acute radiation syndrome (“Pulmonary Acute Radiation Syndrome” or “Lung-ARS”) and the delayed effects of acute radiation exposure (“DEARE”). Lung-ARS is caused by acute exposure to high levels of radiation due to a nuclear detonation or radiological event.

We are also developing 10150 as a MCM for exposure to chemical vesicants (e.g., chlorine gas, sulfur mustard gas and phosgene gas) and nerve agents (e.g., sarin gas and soman gas) with grant money from the National Institutes of Healh (“NIH”) Countermeasures Against Chemical Threats (“NIH-CounterACT”) program. 10150 previously demonstrated safety and efficacy in animal studies in Lung-ARS, chemical gas exposure and nerve gas exposure and has previously been tested in two Phase I human clinical trials with no drug-related serious adverse events reported.

We are also developing 10150 for use in combination with radiation therapy for cancer as a treatment to reduce side effects caused by radiation toxicity and improve local tumor control.  A significant portion of the development work funded by the BARDA contract is applicable to the development program for radiation oncology, including safety, toxicology, pharmacokinetics and Chemistry, Manufacturing and Controls (“CMC”).   Once we complete our initial Phase I safety study in cancer patients receiving radiotherapy, we plan to initiate studies to demonstrate efficacy in toxic side effects related to radiation therapy.  Consistent with our strategy outlined below, we will seek to use non-dilutive capital sources whenever possible to fund this work.

Similarly, we are also developing 10150 for the treatment of lung fibrosis, including idiopathic pulmonary fibrosis (”IPF”) and other fibrotic diseases.  This new development program was created based upon the data generated from animal studies in Lung-ARS and chemical gas exposure under the BARDA Contract and NIH grants.  After we have completed safety studies, we plan to initiate efficacy studies in patients with fibrosis.

Finally, we have a pipeline of approximately 180 additional compounds.  Four of these compounds have demonstrated efficacy as treatments for epilepsy and Parkinson’s Disease.  These studies have been funded by Citizens United for Research in Epilepsy (“CURE”) and the Michael J. Fox Foundation (“MJFF”), after initial research funded by Aeolus showed promise in these indications.  Consistent with our strategy outlined below, the development of additional compounds in our portfolio is dependent on our finding non-dilutive capital sources to fund the work.

We were incorporated in the State of Delaware in 1994. Our common stock trades on the OTCQB under the symbol “AOLS.” Our principal executive offices are located at 26361 Crown Valley Parkway, Suite 150 Mission Viejo, California 92691, and our phone number at that address is (949) 481-9825. Our website address is www.aolsrx.com. However, the information on, or that can be accessed through our website is not part of this report. We also make available, free of charge through our website, our most recent annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

Strategy

Our strategy is to use non-dilutive capital wherever possible to develop our promising platform of broad-spectrum, catalytic antioxidant compounds in important unmet medical indications of clinical and national strategic importance.

To date, we, and/or our research collaborators, have been awarded more than $150 million in non-dilutive U.S. government funding. This includes grants and contracts from federal agencies, such as BARDA, NIH-NIAID and NIH-CounterACT.  Additionally, research is currently being conducted on several other compounds with funding from private foundations, such as the MJFF and CURE.

The expected benefit of this strategy is threefold.  First, a significant portion of the research to be completed under the government funding mechanisms, particularly the contract with BARDA, is applicable to our 10150 development programs for radiation therapy in cancer patients and lung fibrosis.  Specifically, safety, toxicology, pharmacokinetic and CMC data generated from the BARDA Lung-ARS program can be used to support a New Drug Application (“NDA”) for cancer radiation therapy or lung fibrosis.

Second, cost-plus development contracts, like our contract with BARDA, include funds for overhead and profit.  These overhead and profit streams have significantly reduced our cash burn rate, which reduces our need to raise capital and incur dilution.

Third, the purpose of the BARDA contract is to fund development of 10150 so it can be procured for the Strategic National Stockpile (“SNS” or the “Stockpile”).  Procurements may be made if either the drug meets the requirements for approval by the U.S. Food and Drug Administration (the “FDA”) under the “Animal Rule” or prior to Animal Rule approval following the filing of a pre-Emergency Use Authorization (“EUA”) application.  Most of BARDA’s procurements to date have been following the filing of a pre-EUA application.

Procurements could generate significant cash and profit that could be re-invested to further develop 10150 for radiation oncology indications (and other compounds for additional indications).   The amount of any potential procurement is undisclosed by BARDA at this time and is unknown to us. Based on publicly available information, as well as other procurements made by the agency after pre-EUA applications, we believe the agency may purchase sufficient courses of therapy to treat a minimum of one hundred thousand people, with options to purchase an additional two hundred thousand courses of treatment.  If purchases of such volumes occurred, the revenue to the Company could provide funding to advance numerous clinical studies, including potentially large Phase III programs in radiation oncology.  This funding could allow us to fund studies with less dependence on collaborative partnering arrangements and future equity offerings, which is consistent with our strategy to deploy non-dilutive capital wherever possible to develop our compounds for unmet medical indications and thereby generate value for our stockholders.  In addition, purchases of such volumes of drug could make the Company profitable.

Business Overview

We are developing a new class of broad-spectrum, catalytic antioxidant compounds based on technology discovered and researched at Duke University, the University of Colorado and National Jewish Health, developed by Drs. Irwin Fridovich, Brian Day and others. Dr. Day is our Chief Scientific Officer.

These compounds, known as metalloporphyrins, scavenge reactive oxygen species (“ROS”) at the cellular level, mimicking the effect of the body’s own natural antioxidant enzyme, Superoxide Dismutase (“SOD”). While the benefits of antioxidants in reducing oxidative stress are well-known, research with our compounds indicates that metalloporphyrins can be used to affect signaling via ROS at the cellular level. In addition, there is evidence that high-levels of ROS can affect gene expression and this may be modulated through the use of metalloporphyrins. We believe this could have a profound beneficial impact on people who have been exposed, or are about to be exposed, to high-doses of radiation, whether from cancer therapy or a nuclear event. In addition, data generated in animal studies under the BARDA contract indicate that our compounds could inhibit the formation of fibrosis in the lungs, suggesting that treatment with our compounds may be effective in treating fibrotic diseases of the lung.

Our lead compound, 10150, is a metalloporphyrin specifically designed to neutralize reactive oxygen and nitrogen species. The neutralization of these species reduces oxidative stress, inflammation, and subsequent tissue damage-signaling cascades resulting from radiation or chemical exposure. We are developing 10150 as a MCM for national defense and for use in oncology and lung fibrosis.

Our primary development program is the advanced development of 10150 for Lung-ARS and DEARE.  On February 11, 2011, we signed a five-year, cost-plus contract with BARDA for the development of 10150 as a MCM against Lung-ARS.  BARDA is the government agency responsible for the advanced development and purchase of medical countermeasures for chemical, biological, radiological and nuclear threats.  The contract fully funds the advanced development of 10150 through approval by the FDA under 21 CFR Part 314 Subpart I and Part 601 Subpart H (the “Animal Rule.”)  The Animal Rule allows for approval of drugs using only animal studies when human clinical trials cannot be conducted ethically.  The goal of the BARDA Contract is to obtain FDA approval for 10150 as a MCM for Lung-ARS.  In addition, the BARDA Contract is designed to prepare 10150 for potential procurement to the SNS.

Pursuant to the BARDA Contract we were awarded approximately $10.4 million for the base period of the contract (from February 2011 to April 2012). On April 16, 2012, we announced that BARDA had exercised two options under the BARDA Contract worth approximately $9.1 million. On September 17, 2013, we announced that BARDA had exercised $6.0 million in additional contract options. On May 07, 2014, we announced that BARDA had exercised a Contract Modification worth approximately $1.8 million.  The Contract Modification allowed Aeolus to reconcile actual costs incurred with billings under the original provisional indirect billing rate. It established a new provisional indirect billing rate and placed a cap on the current and future provisional indirect billing rates.   The Contract Modification brings the total contract value exercised as of September 30, 2014 to approximately $27.3 million.  We may receive up to an additional $91.1 million in options exercisable over the remaining years of the BARDA Contract.  Options are exercised based on the progress of the development program, including the completion of clinical trials or manufacturing tasks under previously exercised options.  The final goal of the contract is to achieve FDA approval for 10150 and the development of commercial manufacturing capability.  In order to achieve these goals, we believe it will be necessary to exercise the majority of the options in the contract. We also believe that BARDA is likely to continue to exercise options as long as 10150 continues to demonstrate efficacy and safety in animal testing for Lung-ARS.  In the event we begin sales to the U.S. government following the filing of a pre-EUA application, we believe that BARDA is likely to exercise the majority of the remaining options under the contract.  One of the requirements of an EUA is that the development program continue towards the goal of FDA approval. If all of the options are exercised by BARDA, the total value of the contract would be approximately $118.4 million.

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

The BARDA contract is designed to complete the work necessary for 10150 to be purchased for the US Strategic National Stockpile (the “SNS”).  BARDA currently acquires drugs for the SNS through a Special Reserve Fund (the “SRF”) created under Project BioShield and reauthorized under the Pandemic All-Hazards Preparedness Reauthorization Act of 2013.   Although the final goal of the contract is full FDA approval under the Animal Rule, BARDA, based on historical purchases from other suppliers, may purchase product prior to FDA approval following the filing of a pre-EUA application.  Procurements from BARDA following a pre-EUA application could result in a significant increase in revenues for Aeolus and potential profitability.

Pursuant to the Statement of Work in the BARDA Contract, we planned to provide the data necessary for filing a pre-EUA application in the second half of 2014.  In August 2014, we filed an Investigational New Drug (“IND”) application with the Division of Medical Imaging Products of the U.S. Food & Drug Administration (“FDA”) for 10150 as a treatment for Lung-ARS.  On September 4, 2014, the Company announced positive results from a study in non-human primates exposed to lethal radiation and treated with 10150. The study demonstrated that administration of 10150 24 hours after exposure to lethal radiation impacted survival at six months post-exposure as follows: survival in the 60 day treatment group was 50%, compared to 25% survival in the radiation only untreated control group. The data from this study, combined with development work completed in manufacturing and human safety data, will form the basis for a pre-EUA application. On September 22, 2014, we received a letter from the FDA placing our proposed Phase I study in healthy normal volunteers for 10150 as a treatment for Lung-ARS on clinical hold.  (See - “Future Development Plans” and “Risk Factors - Our commercialization efforts may be adversely impacted by an FDA clinical hold on our Phase I clinical trial in Lung-ARS.”) The FDA provided the Company with specific concerns that need to be addressed in order to allow for the initiation of studies in healthy normal volunteers.  In consultation with BARDA, the Company has submitted a mitigation strategy to the FDA for their review and feedback.  Although the Phase I safety study is part of the development plan with BARDA, the clinical hold does not prevent progress on the other elements of the Contract related to animal efficacy studies, manufacturing or other areas. Furthermore, the Company plans to file a separate IND for non-small cell lung cancer and for lung fibrosis during the first half of 2015, and then initiate Phase I studies upon clearance from the FDA for these indications.  Data from these Phase I studies could provide further support for allowance of the Phase I study in healthy normal volunteers and could also be used to support the human safety requirement for the pre-EUA filing and filing for approval under the Animal Rule.

We also benefit from research funded by grants from the NIH CounterACT program for the development of 10150 as a MCM for the effects of nerve gas (e.g., sarin and soman) and chemical vesicant gasses (e.g., mustard gas, phosgene gas and chlorine gas) exposure. Funding for this indication is provided directly to the research facility and does not flow through our financial statements.  Continued funding is generally dependent on continuing evidence of efficacy in animal trials. There are no existing treatments for exposure to chemical vesicants. In October 2011, we announced that National Jewish Health was awarded a $12.5 million grant from NIH CounterACT to continue the development of 10150 as a MCM against chlorine gas exposure. Also included in the grant is support for research in looking at tissue plasminogen activator (“TPA”) and Silabilin, which are not Aeolus assets, as MCMs against sulfur mustard gas exposure. The ultimate objective of the sulfur mustard and chlorine gas work at National Jewish Health will be to complete all work necessary to initiate pivotal efficacy studies in animals for both indications.  This would include: running efficacy studies in the rat model for higher doses of sulfur mustard and chlorine gas; establishing endpoints, optimal dosing and duration of treatment for pivotal efficacy studies; and characterizing the natural history from sulfur mustard and chlorine gas damage.  We plan to meet with the Division of Pulmonary, Allergy and Rheumatology Products of the FDA in 2015 to discuss filing an investigational new drug application (an “IND”) for the sulfur mustard indication under the Animal Rule and to present the design of a pivotal study in a rat model developed under the NIH CounterACT program.  This is the same division that will review our plans for development in lung fibrosis.

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

Until February 2011, the Lung-ARS program was principally funded by the Company and the work was performed at Duke University and the University of Maryland. Since February 11, 2011, substantially all of the costs for the Lung-ARS program have been funded by the BARDA Contract. To date, the chlorine, phosgene, mustard gas and nerve agent programs have been funded by NIH-CounterACT and NINDS through programs at National Jewish Health, the University of Colorado, and the United States Army Medical Research Institute for Chemical Defense (“USAMRICD”).

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

We plan to file an additional IND for 10150 with the oncology division of the FDA in the first quarter of 2015, then initiate a Phase I study in non-small cell lung cancer patients receiving radiation and chemotherapy upon approval of the IND.   Upon the successful completion of the Phase I study, we expect to begin Phase II studies in cancer radiation therapy patients.  The Company is considering several potential indications, including prostate cancer, esophagial cancer, head and neck cancer and non-small cell lung cancer.

10150 has been tested in two human Phase I safety studies where it was well-tolerated and no adverse events were observed.  Efficacy has been demonstrated in validated animal models for Lung-ARS, chlorine gas exposure, phosgene gas exposure, sulfur mustard gas exposure (lungs and skin) and nerve gas exposure. In both mouse and non-human primate (“NHP”) studies for Lung-ARS, 10150 treated groups showed significantly reduced weight loss, inflammation, oxidative stress, lung damage, and most importantly, mortality. Therapeutic efficacy has been demonstrated when 10150 is administered 24 hours after exposure to radiation, a requirement for consideration as a radiation MCM for the SNS.

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

We have already completed two Phase I safety studies in 50 humans (39 receiving drug and 13 control) demonstrating that 10150 is safe and well tolerated. CMC work has been completed, pilot lots have been prepared and production is being scaled up under the BARDA Contract.

We have two programs underway for the development of several other drug candidates, AEOL 11207, AEOL 1114B and AEOL 11203, for the treatment of epilepsy and Parkinson’s Disease. These programs are being funded, in part, by private foundations, including the Michael J. Fox Foundation, CURE and government grants. In February 2012, data was published in the Journal Neurobiology of Disease from the CURE study indicating AEOL 11207 significantly reduced both the frequency and duration of spontaneous seizures in a pre-clinical epilepsy model. Additionally, the study showed an increase in average life span, protection against neuronal death and no difference in seizure severity.

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

Figure 1

AEOL 10150 Overview
Product Type	√ Catalytic antioxidants (manganoporphyrin)
Administration Route	√ Subcutaneous administration; self-injection possible
√ Oncology
√ Pulmonary Fibrosis
Indications in Development	√ Pulmonary ARS/DEARE
√ Sulfur Mustard; Chlorine Gas; Nerve Gas
Technical Readiness Level (TRL)	√ TRL 7/8 for Pulmonary Effects of ARS/DEARE
Regulatory Status	√ Active IND (IND-67741) Phase I (3 studies, 50 patients total 39 treated, 13 placebo)
√ IND on Clinical Hold (IND-

AEOL 10150 has shown efficacy in a variety of animal models as a protectant against radiation injury, sulfur mustard gas exposure, nerve gas exposure, ALS, stroke, pulmonary diseases, and diabetes. We filed an IND for AEOL 10150 in April 2004, under which human safety trials in ALS patients were conducted as more fully described below under the heading “10150 Clinical Program to Date.” For a more detailed description of antioxidants see the section below under the heading “Background on Antioxidants.”

AEOL 10150 Medical Countermeasure Development Program

We and our research partners have been awarded in excess of $143 million for the development of 10150 as a dual-use, broad spectrum medical countermeasure.  The table below details the indications currently under development and the sources of funding from the US Government.

Indication	Funding Source	Amount of Grant/Contract	Research Partners
Lung-ARS	BARDA	Up to $118.4 million	University of Maryland
Chlorine Gas	NIH CounterACT	$20.3 million	National Jewish Health
Mustard Gas	NIH CounterACT	Part of the NIH- CounterACT grant above	National Jewish Health University of Colorado
Nerve Agents	NIH CounterACT	$5 million	University of Colorado

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

Immediately after exposure, the first syndromes of ARS typically experienced by those exposed are the acute hematopoietic (bone marrow) syndrome (“H-ARS”) and early-onset GI-ARS, both of which can be lethal. However, depending on the level and location of radiation exposure, the lethal effects of both H-ARS and early-onset GI-ARS may be reduced with proper treatment, including supportive care (fluids and antibiotics) and LGFs like Amgen’s Neupogen®.

In September 2013, BARDA announced that it had entered into a vendor-managed supply agreement with Amgen to supply its LGF, Neupogen®, to the SNS as a treatment for H-ARS.  Although Neupogen® is an FDA-approved drug for neutropenia, it is not approved for H-ARS and would be used under a pre-EUA application.  The procurement of Neupogen® for the SNS is significant for 10150 and its potential role in the treatment of ARS.  A 2011 murine study conducted at Indiana University at the request of Japanese researchers confirmed that 10150 does not interfere with the positive effects of Neupogen® in H-ARS and the two products in combination were safe and well-tolerated.  More importantly, this study also demonstrated that treatment of H-ARS with Neupogen® exacerbates radiation damage to the lung, even at sub-lethal doses of radiation. Treatment with Neupogen® in combination with 10150 significantly reduced the lung damage.  We believe that the use of Neupogen® in treating H-ARS makes the use of 10150 crucial in managing the lung effects of acute radiation exposure.

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

Pre-clinical studies

In a 2013 study run under the BARDA contract at the University of Maryland at Baltimore, a total of 120, CBA/J mice were exposed to 14.6 Gray of whole thorax irradiation (“WTLI”).  Four cohorts of animals were treated with daily doses of 5mg, 10 mg, 25 mg or 40 mg/kg of 10150 beginning 24 hours after exposure for a total for 28 days.  The results are shown in the table below.  Survival at six months post-exposure in the optimal treatment group of 25mg/kg of 10150 improved to 40 percent, compared to 10 percent survival in the radiation only group.  In addition, animals receiving 10150 showed significant protection of the lungs as measured by differences in wet lung weights and breathing frequency.  This study confirms previous studies in animals that demonstrate 10150’s protection of the lungs from radiation exposure.

Treatment	Survival	Number of Animals
Radiation Only	10%	20
Radiation + 5 mg/kg AEOL 10150	16%	19
Radiation + 10 mg/kg AEOL 10150	16%	19
Radiation + 25 mg/kg AEOL 10150	40%	20
Radiation + 40 mg/kg AEOL 10150	30%	20

A number of other preclinical studies by researchers at the University of Indiana, the University of Maryland and Duke University have demonstrated the efficacy of 10150 in radioprotection of normal tissue.

In 2011, we announced positive results from study of 10150 and Neupogen® as combination therapy for treatment of ARS.  The study was conducted by Christie Orschell, PhD of Indiana University. The primary endpoint of the study was to determine drug-drug interactions between Neupogen® and 10150, as well as to monitor safety and tolerability of the two treatments given simultaneously. Results of the study confirmed that 10150 does not interfere with the positive effects of Neupogen® on the hematopoietic, or bone marrow, syndrome of Acute Radiation Syndrome (“ARS”), and the two products in combination were safe and well tolerated.  In 2012, we announced further data from this study, which demonstrated that treatment of the hematopoetic sub-syndrome of acute radiation syndrome (“Heme-ARS”) with Neupogen® exacerbates radiation damage to the lung. The study also confirmed that treatment with 10150 in combination with Neupogen® significantly reduced the lung damage.

The study entitled “Pilot Study to Test the Effects of Aeolus 10150 on Neupogen®-Induced ANC Recovery in Sub-Lethally Irradiated C57Bl/6 Mice” was initiated at the request of Shigetaka Asano, MD of Waseda University and Arinobu Tojo, MD, PhD and Tokiko Nagamura, MD at the Institute of Medical Science at the University of Tokyo to determine whether there would be any interference with the demonstrated efficacy of Neupogen® as a medical countermeasure against the hematopoietic complications of radiation exposure. In previous treatment of radiation accident victims at Tokai-mura, Dr. Asano and others were able to use Granulocyte Colony Stimulating Factor (“G-CSF”) and supportive care to enable victims of 8 to 12 Gy exposure to survive the hematopoietic (“heme”) syndrome. Unfortunately, these patients later died due to lung and multi-organ complications. As 10150 has shown separate efficacy against lung and GI complications in mice and in Lung-ARS in non-human primates, this study was undertaken to evaluate whether the Neupogen® and Aeolus 10150 compounds would be beneficial if used in tandem.

The use of Neupogen® or other G-CSFs or Neulasta® or other Granulocyte-Macrophage Colony Stimulating Factor (“GM-CSF”) products is recommended by the Radiation Emergency Assistance Center/Training Site (REAC/TS) at radiation exposures greater than 2 to 3 Gy to mitigate damage to the hematopoietic system. REAC/TS is a response asset of the U.S. Department of Energy and provides treatment capabilities and consultation assistance nationally and internationally. In animal studies G-CSF's have been shown to be effective in increasing survival at levels up to 7.5 Gy due to their positive effects on the hematopoietic damage created by radiation exposure.   BARDA began procuring Neupogen® and Sanofi-Aventis’ drug Leukine® for the Strategic National Stockpile in September 2013.

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

In summary, 10150 has consistently shown a survival advantage and protective effect against the lung and delayed effects of acute radiation exposure when administered 24 hours or more after exposure.  Additionally, the current standard of care for the acute ARS syndromes, LGF administration, exacerbates damage to the lungs and 10150 has demonstrated efficacy in reducing that damage.

Non-clinical studies

In a 2014 study run under the BARDA contract at the University of Maryland at Baltimore, a total of 80 rhesus macaque monkeys were exposed to 10.74 Gray of WTLI. Three cohorts of animals were treated with 25 mg/kg of 10150 beginning 24 hours after exposure.  The three cohorts then received daily doses of 10150 for 28 days, 60 days or 28 days followed by a pause of 32 days and then an additional 28 days of treatment.  Survival at six months post-exposure in the 60 day treatment group was 50%, compared to 25% survival in the radiation-only untreated control group. This study confirms previous studies in non-human primate and mouse models that demonstrate 10150’s protection of the lungs from radiation exposure.  We plan to publish the detailed results of the study with our research collaborators as soon as possible.

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

Results from the study were published in the journal Health Physics, Volume 106, Number 1 (January 2014) under the title “A Pilot Study in Rhesus Macaques to Assess the Treatment Efficacy of A Small Molecular Weight Catalytic Metalloporphyrin Antioxidant (AEOL 10150) in Mitigating Radiation-induced Lung Damage."   The primary objective of the study was to determine if 10150 could mitigate radiation-induced lung injury and enhance survival in rhesus macaques exposed to whole thorax lung irradiation (“WTLI”) and administered supportive care. Two cohorts of NHPs were exposed to 11.5Gy LINAC-derived photon radiation in the WTLI protocol. The control cohort had n=6 and 10150-treated cohort was n=7.This model showed 100% incidence of severe radiation-induced lung damage. 10150 was administered subcutaneously at 5mg/kg beginning at day 1 post WTLI and continued as a single, daily injection for 28 consecutive days. The final results were presented at the 14th International Congress of Radiation Research in Warsaw, Poland in September 2011.  Key findings in the study include:

1.
Exposure of the whole thorax to 11.5 Gy resulted in radiation-induced lung injury in all NHPs in the study and proved 100% fatal in the control animals, despite supportive care including dexamethasone. 11.5 Gy is, therefore, equal to or greater than the LD100/180dose for the WTLI model.

2.
10150, as administered in this pilot study (daily for 28 days at a dose of 5mg/kg subcutaneously), demonstrated potential efficacy in mitigating against fatal radiation-induced lung injury.  Treatment with the drug resulted in 28.6% survival following exposure to a radiation dose that proved to be 100% fatal in the untreated control group.

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

10150 has several distinct advantages as an MCM, including the following:

•	Demonstrated survival increase in animal studies of lung ARS when administered 24 hours after exposure,
•	Demonstrated reduction in lung fibrosis in animal studies up to 24 hours post exposure,
•	Demonstrated histological improvement in lung tissue post-radiation exposure,
•	Addresses an unmet medical need as an MCM to Lung-ARS,
•	Established safety profile in both clinical and pre-clinical studies,
•	Subcutaneous self-administration possible by exposed individuals during emergency,
•	Rapid administration, allowing large numbers of patients to be treated quickly,
•	Original formulation stable for up to 4½ years at 0–8°C and 1 year at room temperature,
•	New formulation stability tested in bulk drug for 2 years at room temperature (25°C) and refrigerated conditions (2-8°C); stability testing in bulk drug will continue to three years,
•
           New formulation stability tested in final drug product to 18 months under room temperature (25°C), accelerated conditions (40°C) and refrigerated conditions (2-8°C);
           stability testing in final drug product will continue to 5 years,

•	Requires no non-standard storage conditions (i.e., not photosensitive),
•
           Currently in development as an adjunct to radiation therapy and lung fibrosis; if approved will provide a pre-existing distribution and stockpile resource at oncology centers in the event of a radiological emergency,

•	Demonstrated advantage when used in combination with Neupogen®,
•	Demonstrated potential as both a therapeutic and prophylactic,
•	Demonstrated efficacy against sulfur mustard gas, phosgene gas, chlorine gas and nerve agent exposures,
•	Potential dual use as an adjunct treatment for cancer patients receiving radiation therapy and treatment of pulmonary fibrosis, subject to separate FDA approvals for these indications.

We believe that in order to receive approval from the FDA for Lung-ARS with the FDA, we will need to demonstrate efficacy in animal models and demonstrate product safety. We also plan to request Fast Track status for this indication. If the FDA accepts our Fast Track request, a rolling NDA submission process is enabled, a key step in achieving Priority Review. The FDA determines within 45 days of a company’s request, made once the complete NDA is submitted, whether a Priority or Standard Review designation will be assigned.

In August 2014, the Company filed an IND for 10150 for Lung-ARS with the Division of Medical Imaging Products (“DMIP”) at FDA. On September 22, 2014, the Company received a letter from FDA placing the proposed Phase I study in healthy normal volunteers on clinical hold.  The FDA clinical hold was based on two main areas of concern.  First, the FDA requested that the Company use a different pre-clinical in-vivo model to test for genotoxicity.  The Company plans to run this additional model as requested.  Second, the FDA and the Company differed on the calculation of human equivalent dose (“HED”) for determining efficacy and therapeutic ratio.  Therapeutic ratio is the ratio between the dose at which toxicity has appeared in pre-clinical studies and the projected efficacious dose to be used in humans. The Company has requested a meeting to have further discussions with the DMIP regarding an agreeable therapeutic ratio for the study and will also run additional toxicity studies designed to further increase the therapeutic window.  In this regard, we plan to initiate studies in patients with cancer and/or lung fibrosis, and will use this data together with the existing data we have in patients with Amyotrophic Lateral Sclerosis (“ALS”) to respond to the DMIP’s concerns.  As discussed above, we also plan to file a separate 10150 IND with the Oncology division of the FDA in the first quarter of 2015 and initiate a Phase I study in patients receiving radiation therapy for cancer upon FDA approval of the IND.  We also believe that this is the most efficient way to generate the safety data required for a pre-EUA application for Lung-ARS.

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

Demonstrate Efficacy in Animal Models

Under the BARDA contract, we have developed and validated mouse and NHP models for Lung-ARS.  We have also presented these models to the FDA and they have concurred with our design and our development plan for demonstrating efficacy. We believe that the efficacy data produced in pivotal studies using validated models will provide the data required to demonstrate efficacy of 10150 at the dose and schedule proposed for licensure

Demonstrate Product Safety

For product approval under the “Animal Rule”, we will also demonstrate product safety using the same product and formulation used in the animal efficacy trials and proposed for use in humans. Demonstration of safety includes preclinical demonstration of safety via the standard pre-clinical studies and analyses methods and Phase I safety trials sufficient to demonstrate product safety in the target patient population. We believe our safety studies completed as a therapy for ALS may be utilized to demonstrate safety for this indication. We also plan to conduct additional Phase I clinical safety studies, which are included in the BARDA Contract.

Competition

Currently there are no FDA-approved drugs for the treatment of Lung-ARS. We are also not aware of any other drug candidates that have demonstrated the ability to protect the lungs from radiation when administered after exposure, which we believe is a critical aspect of the development of an MCM against the effects of acute radiation syndrome.  We are also not aware of any drugs with large advanced development funding from BARDA for Lung-ARS.

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

Pursuant to the BARDA Contract we were awarded approximately $10.4 million for the base period of the contract (from February 2011 to April 2012). On April 16, 2012, we announced that BARDA had exercised two options under the BARDA Contract worth approximately $9.1 million. On September 17, 2013, we announced that BARDA had exercised $6.0 million in additional contract options. On May 07, 2014, we announced that BARDA had exercised a Contract Modification worth approximately $1.8 million. The Contract Modification brings the total contract value exercised as of September 30, 2014 to approximately $27.3 million. We may receive up to an additional $91.1 million in options exercisable over the remaining years of the contract.  Options are exercised based on the progress of the development program, including the completion of clinical trials or manufacturing tasks under previously exercised options.  The final goal of the contract is to achieve FDA approval for 10150 and the development of commercial manufacturing capability.  In order to achieve these goals, we believe it will be necessary to exercise the majority of the options in the contract. We also believe that BARDA is likely to continue to exercise options as long as 10150 continues to demonstrate efficacy and safety in testing for Lung-ARS.  In the event we begin sales to the U.S. government under an EUA, we believe that BARDA is likely to exercise the majority of the remaining options under the contract.  One of the requirements of an EUA is that the development program continue towards the goal of FDA approval. If all of the options are exercised by BARDA, the total value of the contract would be approximately $118.4 million.

Since we have been awarded the BARDA Contract, substantially all of the costs associated with the research and development of 10150 as a MCM for Lung-ARS have been covered by the BARDA Contract and we expect such costs to continue to be covered by the BARDA Contract.  We believe that continued funding under the BARDA contract is primarily dependent on continued positive results with 10150 in animal studies and the general risks of doing business with the government.  See Risk Factors – “Risks Related to Our Dependence on U.S. Government Grants and Contracts.”

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

The primary endpoints in these studies were survival and blood oxygen saturation. Secondary endpoints included clinical scores, blood gas and histopathology for cast formations. 10150 or placebo was given to rats one hour after sulfur mustard vapor exposure and repeated every 4 or 8 hours. Forty-eight hours after exposure, lung edema was assessed by changes in the bronchoalveolar lavage (BAL) protein levels. At euthanasia, 48 hours after exposure, 10150 significantly improved (p < 0.0001) pulse oximetry, and 10150 treated rats had improved blood oxygenation throughout the study period. Treatment with 10150 also restored blood gas parameters to near normal levels, including: pO2 (p < 0.001), pCO2 (p < 0.0016) and pH (p < 0.0006). Finally, 10150 treatment reduced airway cast formation by 50% at 24 hours (p < 0.017).

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

Future Development Plans

We plan to meet with the FDA in 2015 to discuss a pivotal rat study and a second animal model for this indication.  We expect to file an IND for the sulfur mustard in 2015.   We also seek to launch the two pivotal efficacy studies required for approval by the FDA under the “Animal Rule” as well as complete the necessary safety studies as further described under the heading “10150 as a potential medical countermeasure against the effects of Pulmonary Acute Radiation Syndrome – Future Development Plans – Demonstrate Product Safety.”

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

Pre-clinical studies

Under a grant from NIH CounterACT, researchers from National Jewish Health and McGill University have completed a series of preliminary studies demonstrating that 10150 protects lungs from chlorine gas exposure in mice and rats. The primary objective of these studies was to determine whether administration of 10150, after exposure, reduces the severity of acute lung injury and asthma-like symptoms induced by chlorine gas. In 2010, 10150 was given to mice at a 5 mg/kg subcutaneous dose one hour after chlorine gas exposure (100 ppm for 5 minutes) and repeated every 6 hours. Twenty-four hours after exposure, lung inflammation was assessed by changes in bronchoalveolar lavage (“BAL”) cellularity and neutrophil influx. 10150 significantly reduced (p<0.05, n=6/group) chlorine gas-induced lung inflammation as measured by BAL fluid cellularity levels by 40% that appeared to be due to limiting neutrophil influx. 10150 also significantly attenuated (p<0.05, n=6) the degree of asthma-like airway reactivity induced by chlorine gas exposure by 40%. These results indicate that 10150 can attenuate lung injury and asthma-like symptoms from chlorine gas exposure and may provide an effective countermeasure against chlorine gas-induced lung injury.  The data from this study was published in December 2010 as AEOL10150: A novel therapeutic for rescue treatment after toxic gas lung injury by Toby McGovern, Brian J. Day, Carl W. White, William S. Powell and James G. Martin in the journal Free Radical Biology and Medicine.

National Jewish Health replicated the mice studies previously conducted by McGill University in rats to determine whether 10150 mitigates lung damage due to chlorine gas exposure in multiple studies between 2011 and 2013. In these studies, 10150 significantly reduced protein, white blood cell, red blood cell, macrophage and neutrophil counts in Broncho-alveolar lavage fluid.  Additional studies are ongoing at National Jewish Health.

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

Future Development Plans

On September 10th 2013, NIH-NINDS notified Dr. Patel that a total of $4.3 million had been awarded for her project titled “Neuroprotective Effects of AEOL 10150 against organophosphate toxicity.”  The research work is being conducted in Dr. Patel’s lab at the University of Colorado, National Jewish Health as well as at the USAMRICD.  Funding for this research has been awarded under a grant supported by the CounterACT Program, National Institutes of Health Office of the Director (NIH OD), and the NINDS

Competition

The current standard of care for nerve agent exposure is Atropine® and benzodiazepines. 10150 would be added to current standard of care to improve outcomes.  We believe that other companies are developing potential treatments for nerve gas, although it is difficult to evaluate their success unless data is announced publicly

However, in general, we face significant competition for U.S. government funding for both development and procurements of medical countermeasures for biological, chemical and nuclear threats, diagnostic testing systems and other emergency preparedness countermeasures. The U.S. federal government has currently allocated a significant amount of research funding to the development of countermeasures against bioterrorism. As a result, there are many drug candidates under development as a possible countermeasure against chemical threat agents.

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

Pre- clinical studies

Figure 3

Figure 3: Relative tumor volumes of human prostate tumor implants in nude mice: Implants of well-vascularized PC3 tumors were grown to substantial size prior to receiving fractionated radiation (5 Gy daily for three days).10150 (7.5 mg/kg/bid) was administered subcutaneously commencing on the first day of irradiation and continued for 20 days. Other groups of mice received either no irradiation, irradiation only or 10150 without irradiation.

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

Figure 4

Figure 4 above measures tumor volume against time after implantation of RM-9 tumor cells and shows that 10150 treatment resulted in inhibition of tumor re-growth in a study performed by Dr. Gridley of Loma Linda University. Daily intraperitoneal injections of 10150 were initiated on day 1. At 12 days, approximately one half of each tumor-bearing group and control mice with no tumor were euthanized for in vitro analyses; remaining mice/group were followed for tumor growth and euthanized individually when maximum allowed tumor volume was attained. Each point represents the mean +/- standard error of the mean. Two-way analysis of the variance for days 8 to 14 revealed that group and time had highly significant main effects (Ps<0.001) and a group x time interaction was noted (P<0.001).

Figure 5

Figure 5 above shows the HIF-1 Expression in prostate tumors and the impact of the treatment of 10150 in a study by Dr. Gridley of Loma Linda University.

Figure 6

Figure 6 above shows impact on tumor growth in mice that were implanted with human NSCLC tumors and treated with all potential combinations of paclitaxel (P), Radiation (RT) and 10150 (A).

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

In 2015, we expect to initiate a safety study in non-small cell lung cancer patients receiving chemotherapy and radiotherapy.  Upon the successful completion of the Phase I study and approval of a protocol by the FDA and the appropriate IRBs, we expect to begin a Phase II study in cancer patients receiving radiation therapy.  A specific indication for the phase 2 study has not yet been chosen, however, we are considering esophageal, prostate, head and neck and NSCLC patients.

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

Funding Options

Substantially all of our costs associated with the CMC and toxicology necessary for the oncology indications have been covered by the BARDA Contract. We expect such costs to continue to be covered by the BARDA Contract unless BARDA chooses not to exercise its options under the BARDA Contract.  In such a circumstance, we would need to raise additional capital, or partner with another firm, in order to complete the non-clinical and safety programs related to Lung-ARS noted above. We will need to internally fund the human efficacy programs in oncology, as well as any non-clinical studies that may be necessary for specific oncology indications.  We may still raise capital through other sources even if BARDA exercises additional options under the BARDA Contract.

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

In the Phase Ia study, 4-5 patients diagnosed with ALS were placed in a dosage cohort (3 or 4 receiving 10150 and 1 receiving placebo). Each dose cohort was evaluated at a separate clinical center. In total, seven separate cohorts were evaluated in the study, and 25 ALS patients received 10150. Based upon an analysis of the data, it was concluded that single doses of 10150 ranging from 3 mg to 75 mg were safe and well tolerated. In addition, no serious or clinically significant adverse clinical events were reported, nor were there any significant laboratory abnormalities. Based upon extensive cardiovascular monitoring (i.e., frequent electrocardiograms and continuous Holter recordings for up to 48 hours following dosing), there were no compound-related cardiovascular abnormalities.

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

AEOL 10150 in Idiopathic Pulmonary Fibrosis

Overview

    Idiopathic pulmonary fibrosis (“IPF”) is a progressive, fibrosing interstitial pneumonia of unknown cause characterized by the development of scar tissue that thickens the lining of the lungs and generally leads to death due to inhibition of lung function.  IPF affects approximately 128,000 people in the United States with 48,000 new cases and 40,000 deaths.  It usually affects older individuals, those in the sixth to seventh decade, and is a severe disease with a variable clinical course and a high mortality rate. Approximately 2/3 of IPF sufferers will die within 5 years of diagnosis.  The median survival after diagnosis is 3 to 4 years.

Pre-Clinical Studies

    Whole Thorax Irradiation (“WTLI”) is a validated model for IPF in animals.  The efficacy studies under the BARDA Contract in monkey and mice were conducted using a WTLI model.  Those studies demonstrated a significant reduction in inflammation and fibrosis in animals treated with AEOL 10150.  We are currently running additional pre-clinical studies in alternative models for IPF in order to confirm the data generated in the WTLI models.

Future Development Plans

    Following the completion of additional pre-clinical studies in alternate animal models, we intend to file an IND with the FDA for the use of AEOL-10150 in the treatment of IPF.  Upon approval of the IND filing and protocols for studies, we intend to initiate Phase II studies in IPF patients.

Competition

    Esbriet® (Intermune) was approved by the FDA for the treatment of IPF on October 15, 2014.  Esbriet is also approved in 30 European countries, Canada, Japan, South Korea, China, India and Argentina.  The effectiveness of Esbriet is, however, limited and we believe that there is still a significant need for more effective treatments.  There are a number of potential treatments for IPF in advanced development by multiple biotechnology and pharmaceuticals.  Many of these potential treatments are monoclonal antibody therapies.  We believe that AEOL 10150 exploits a novel mechanism of action in the treatment for IPF.  In general, however, we believe that there will be substantial, well-funded competition for the development of new IPF treatments.

Funding

Although the initial data supporting a program in IPF was largely generated under the BARDA Contract, we do not believe that funding for human efficacy studies will be available from that source.  However, as with radiation oncology, manufacturing, toxicology and safety work under the contract can also be used in the development of 10150 for IPF.  We will be required to fund human efficacy studies ourselves, although the Company will seek non-dilutive capital sources and pursue potential partnership opportunities to advance the IPF program.

AEOL 1114B, AEOL 11203 and AEOL 11207 in Parkinsons’ Disease

Overview

We are evaluating three compounds, AEOL 1114B, AEOL 11203 and AEOL 11207, for the treatement of Parkinsons Disease with funding from MJFF.  Parkinson’s Disease is a common neurodegenerative disorder, second in occurrence among these disorders only to Alzheimer’s disease. According to the National Parkinson Foundation, Parkinson’s affects as many as one million people in the United States, with approximately 60,000 new cases diagnosed in the United States each year.

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

Future Development Plans

    For this and other reasons, we believe that the therapeutic rationale for developing one or more of these three compounds as a neuroprotectant, may substantially change the course of therapeutic treatment options for Parkinson’s Disease if one of these compounds were to achieve regulatory approval for commercialization. However, we are unable to determine at this time that such regulatory approval can be or will be secured and we will not be able to further develop these compounds unless funding for this purpose is obtained.

Funding Options

    The University of Colorado, our research provider for development work in Parkinson’s Disease, received a grant from MJFF for the testing of these three compounds.  At present, the Company is not incurring any expenses for this program due to the grant funding.  In the near future, however, the Company expects that it will need to fund additional pre-clinical work to prepare one or more of these compounds for human clinical trials.

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

On February 11, 2011, we signed a five-year, cost-plus contract with BARDA for the development of 10150 as a MCM against Lung-ARS.  BARDA is the government agency responsible for the advanced development and purchase of medical countermeasures for chemical, biological, radiological and nuclear threats.  The contract fully funds the advanced development of 10150 through approval by the FDA under 21 CFR Part 314 Subpart I and Part 601 Subpart H (the “Animal Rule.”)  The Animal Rule allows for approval of drugs using only animal studies when human clinical trials cannot be conducted ethically.

We were awarded approximately $10.4 million in the base period of the contract. On April 16, 2012, we announced that BARDA had exercised two options under the BARDA Contract worth approximately $9.1 million. On September 17, 2013, we announced that BARDA had exercised $6.0 million in additional contract options. On May 07, 2014, we announced that BARDA had exercised a Contract Modification worth approximately $1.8 million, bringing the total exercised contract value to date to approximately $27.3 million.  We may receive up to an additional $91.1 million in options exercisable over the remaining years of the contract. If all of the options are exercised by BARDA, the total value of the contract would be approximately $118.4 million.

 Pursuant to the Statement of Work in the BARDA Contract, we expect to provide the data necessary for filing a pre-EUA application in 2015.  A pre-EUA filing would make it possible for BARDA to begin procuring 10150 for the strategic national stockpile. Procurements from BARDA may result in significant revenues, and profitability, for Aeolus.

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

On March 16, 2011, we and the Office of Research and Development of the University of Maryland, Baltimore (“UMB”) entered into a Sub-award Agreement, pursuant to which we engaged UMB to, among other things, develop a whole thorax lung irradiation model for use in studies supporting the licensure of 10150. The Sub-award Agreement is a fixed fee agreement inclusive of all direct and indirect costs. As a result of the contract modification and no-cost extension with BARDA mentioned below, the term of the Sub-award Agreement will continue through at least December 31, 2014.

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

On November 7, 2012, we and the Office of Research and Development of the University of Maryland, Baltimore (“UMB”) entered into a Sub-award Agreement, pursuant to which we engaged UMB to, among other things, perform mouse studies supporting the licensure of 10150. Prior to this agreement, our mouse studies had been conducted at Duke University.  In 2012, the research team at Duke responsible for conducting the studies moved to UMB.  The Sub-award Agreement is a fixed fee agreement inclusive of all direct and indirect costs. As a result of the contract modification and no-cost extension with BARDA mentioned above, the term of the Sub-award Agreement will continue through at least September 30, 2015.

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

On May 07, 2014, we announced that BARDA had exercised a Contract Modification worth approximately $1,778,000.  The Contract Modification allowed Aeolus to reconcile actual costs incurred with billings under the original provisional indirect billing rate. It established a new provisional indirect billing rate and placed a cap on the current and future provisional indirect billing rates.

On September 4, 2014 we announced positive results from a large study in rhesus macaque monkeys funded by the BARDA Contract.  In the study, 10150 was administered beginning 24 hours after exposure to 10.74 Gray of whole thorax radiation. Survival at six months post-exposure in the 60-day treatment group was 50%, compared to 25% survival in the radiation only group. We expect to announce further data on the secondary endpoints of the study at the end of 2014.

On September 22, 2014, we received notice from the FDA that the Phase I safety study in healthy normal volunteers proposed in its IND for Lung-ARS had been placed on clinical hold.  This notice will delay BARDA funding for the clinical study and its initiation until the FDA has reviewed the Company’s response and removed the clinical hold.

As of September 30, 2014, the total contract value exercised by BARDA under the BARDA Contract is $27.3 million.

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

Research and Development Expenditures

Expenditures for research and development activities were $6,966,000 and $3,360,000 during the years ended September 30, 2014 and 2013, respectively. Research and development expenses for fiscal 2014 and 2013 related primarily to the advancement of our lead compound, 10150.

Manufacturing

We currently do not have the capability to manufacture any of our drug candidates on a commercial scale. Materials for non-clinical and clinical studies are produced under contract with third parties.  To date, we have partnered with JMPS for the manufacture of our active pharmaceutical ingredients.  JMPS is a 200 year-old company that is a global supplier of active pharmaceutical ingredients, fine chemicals and other specialty chemical products and services to a wide range of chemical and pharmaceutical industry customers and industrial and academic research organizations.  JMPS is a leader in the manufacture of metal-based pharmaceutical products.

Commercialization

If BARDA elects to procure 10150 following a pre-EUA application, as described above, or after FDA approval, it may be possible for us to generate significant sales revenue without the need to raise significant funds to build a commercial organization.  Depending on the size of those procurements, and assuming the successful development and FDA approval of our compounds in other, non-biodefense indications, we may have sufficient financial resources to internally fund the building of a commercial organization.  However, in the event procurements from BARDA are not made, and assuming successful development and FDA approval of one or more of our compounds, to successfully commercialize our catalytic antioxidant programs, we must seek corporate partners with expertise in commercialization or develop this expertise internally. However, we may not be able to successfully commercialize our catalytic antioxidant technology, either internally or through collaboration with others.

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

    The Pandemic and All-Hazards Preparedness Reauthorization Act (“PAHPRA”), passed in 2013, extended the programs started under Project BioShield and PAHPA.  PAHPRA authorized a $2.8 billion Special Reserve Fund to be administered by BARDA for the purpose of procuring MCMs for the SNS.  Currently, the U.S. government may, at its discretion, purchase critical biodefense products for the SNS prior to FDA approval after the filing of a pre-EUA application.

    On an ongoing basis we monitor notices for requests for proposal, grants and other potential sources of government funding that could potentially support the development of our drug candidates. Nevertheless, changes in government budgets, priorities and agendas as well as political pressures could result in a reduction in overall government financial support for the biodefense sector in general and/or specifically the drug candidates we are developing. At any time, the U.S. government may be forced or choose to reduce or delay spending in the biodefense field, which could decrease the likelihood of future government contract awards, the likelihood that the government will exercise its right to extend any of its existing contracts and/or the likelihood that the government would procure products from us.(For further information, see “Risk Factors — Risks Related to Our Dependence on U.S. Government Grants and Contracts — Most of our immediately foreseeable future revenues are contingent upon grants and contracts from the U.S. government and we may not achieve sufficient, if any, revenues from these agreements to attain profitability.”) As a result, further development of our drug candidates and ultimate product sales to the government, if any, could be delayed or stopped altogether.

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

As of December 20, 2013, our catalytic antioxidant small molecule technology base is described in 12 issued United States patents and five United States pending patent applications. These patents and patent applications belong in whole or in part to Duke or the NJH and are licensed to us. These patents and patent applications cover soluble manganic porphyrins as antioxidant molecules as well as targeted compounds obtained by coupling such antioxidant compounds to molecules that bind to specific extracellular elements. The pending U.S. patent applications and issued U.S. patents include composition of matter claims and method claims for several series of compounds. Corresponding international patent applications have been filed, 88 of which have issued, and one of which has been allowed as of December 20, 2013.  Our 12 issued U.S. patents will expire between 2015 and 2023.

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

On November 21, 2014, a patent application was filed under the Patent Cooperation Treaty (PCT) with the United States Receiving Office (US/RO), thereby preserving the right to seek patent protection in all PCT contracting States.

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

    The United States system of drug approvals is considered to be the most rigorous in the world. It takes an over ten years for a drug candidate to move through the clinical and approval phases in the United States according to a November 2014 study by the Tufts Center for the Study of Drug Development. Only five in 5,000 drug candidates that enter preclinical testing make it to human testing and only one of those five is approved for commercialization. On average, it costs a company $1.4 billion in out of pocket costs to get one new drug candidate from the laboratory to United States patients according to the report.  In addition, time costs, expected returns that investors forego while the drug is in development, averaged $1.2 billion.

    The steps required by the FDA before new drug products may be marketed in the United States include:

●	completion of preclinical studies;
●	the submission to the FDA of a request for authorization to conduct clinical trials on an IND, which must become effective before clinical trials may commence;
●	dequate and well-controlled Phase I clinical trials, which typically involves normal, healthy volunteers. The tests study a drug candidate’s safety profile, including the safe dosage range. The studies also determine how a drug is absorbed, distributed, metabolized and excreted as well as the duration of its action;
●	adequate and well-controlled Phase II clinical trials which typically involve treating patients with the targeted disease with the drug candidate to assess a drug’s effectiveness;
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

Employees

At December 22, 2014, we had four full-time employees and no part time employees. None of our employees is represented by a labor union. In addition to our employees, we utilize a team of consultants and subcontractors to perform key functions for us.

Executive Officers

Our executive officers and their ages as of December 22, 2014 were as follows:

Name	Age	Position(s)

David Cavalier	45	Chairman of the Board, Chief Financial Officer
John L. McManus	50	President and Chief Executive Officer

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

We have incurred significant historical losses and had an accumulated deficit of approximately $184,002,000 as of September 30, 2014. During the years ended September 30, 2014 and 2013, we incurred losses of $80,000 and $3,208,000 (including a non-cash loss for increases in valuation of warrants of approximately $510,000), respectively. Our operating losses have been due primarily to our expenditures for research and development on our drug candidates and for general and administrative expenses and our lack of significant, or sufficient, revenues to offset all of the expenditures. We are likely to continue to incur operating losses until such time, if ever, that we generate significant recurring revenues from product sales, whether to the U.S. government for the Strategic National Stockpile or to the general healthcare community for commercial indications, like oncology, epilepsy or Parkinson’s Disease. We anticipate it will take a minimum of two years (and possibly longer) for us to generate recurring revenues. We expect that it will take at least that long before the development of any of our licensed, or other current potential, products is completed, marketing approvals are obtained from the FDA and commercial sales of any of these products can begin, or that we might receive a procurement from the U.S. Government following a pre-Emergency Use Authorization application or Animal Rule Approval.

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

On February 19, 2013 and March 4, 2013, the Company entered into Securities Purchase Agreements with certain accredited investors.  Under the terms of the agreements, the Company received approximately $3,616,000 in gross proceeds in exchange for the issuance of common stock and warrants.  As of September 30, 2014, we had cash of approximately $1,517,000. Currently, our monthly cash requirements to operate our business that are not reimbursed under the BARDA Contract are approximately $118,000.  To the extent we do not have sufficient cash to fund our working capital requirements, we may not be able to pay our payables timely, which may cause vendors to cease providing services to us.

In order to fund on-going operating cash requirements, or to accelerate or expand our oncology and other programs we will need to raise significant additional funds. We are continuously considering strategic and financial options available to us, including public or private equity offerings, debt financings or collaboration arrangements. If we raise additional funds by issuing securities, our stockholders will experience dilution of their ownership interest. Debt financings, if available, may involve restrictive covenants and require significant interest payments. If we do not receive additional financing to fund our operations not reimbursed under the BARDA Contract, or if BARDA does not exercise any additional options under the BARDA Contract, and we are unable to raise sufficient capital for operations, we would have to discontinue some or all of our activities, merge with or sell, lease or license some or all of our assets to another company, or cease operations entirely, and our stockholders might lose all or part of their investments.

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

In its audit opinion issued in connection with our consolidated balance sheets as of September 30, 2014 and 2013 and our consolidated statements of operations, stockholder’s equity and cash flows for the years ended September 30, 2014 and 2013, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern given our recurring net losses, negative cash flows from operations and working capital deficiency. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue in existence.

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

Our likelihood of achieving profitability will depend on numerous factors, including success in:

●	developing our existing drug candidates and developing and testing new drug candidates;
●	protecting our intellectual property;
●	establishing our competitive position;
●	achieving third-party collaborations;
●	receiving regulatory approvals;
●	manufacturing and marketing products; and
●	receiving government funding and identifying new government funding opportunities.

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

As of September 30, 2014, we had an accumulated deficit of $184,002,000 from our research, development and other activities. We have not generated material revenues from product sales and do not expect to generate product revenues sufficient to support us for at least several more years.  As a result, we may not be successful in obtaining sufficient financing on commercially reasonable terms, or at all. Our requirements for additional capital may be substantial and will be dependent on many factors, including the success of our research and development efforts, our ability to commercialize and market products, our ability to successfully pursue our licensing and collaboration strategy, the receipt of government funding, competing technological developments, costs associated with the protection of our intellectual property and any future change in our business strategy.

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

Our commercialization efforts may be adversely impacted by an FDA clinical hold on our Phase I clinical trial in Lung-ARS.
In September of 2014, the Company received notice from the FDA that our IND for 10150 for Lung ARS has been placed on a clinical hold following their review of our data. A clinical hold is an order that the FDA issues to a trial sponsor to suspend all ongoing clinical trials and delay all proposed trials. With this clinical hold, any patients in an ongoing clinical trial cannot receive treatment with 10150. Therefore, initiation of this Phase I clinical trial will be delayed indefinitely and may not occur at all. In particular, until the FDA lifts the clinical hold, or partially lifts the full clinical hold, we will be unable to submit any new clinical trial protocols to the FDA under our IND for 10150 for Lung ARS. If the FDA does not lift the full clinical hold, we may be unable to pursue the development of 10150 for Lung ARS.

The FDA clinical hold was based on two main areas of concern.  First, the FDA requested that the Company use a different pre-clinical in-vivo model to test for genotoxicity.  The Company plans to run this additional model as requested.  Second, the FDA and the Company differed on the calculation of HED for determining efficacy and therapeutic ratio.  The Company has requested a meeting to have further discussions with the DMIP regarding an agreeable therapeutic ratio for the study and will also run additional toxicity studies designed to further increase the therapeutic window.  In this regard, we plan to initiate safety studies in patients with cancer and/or lung fibrosis, and will use this data together with the existing data we have in patients with ALS to respond to the DMIP’s concerns.  As discussed above, we also plan to file a separate 10150 IND with the Oncology division of the FDA in the first quarter of 2015 and initiate a Phase I study in patients receiving radiation therapy for cancer upon FDA approval of the IND.  We also believe that this is the most efficient way to generate the safety data required for a pre-EUA application for Lung-ARS.

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

During the fiscal years ended September 30, 2014 and 2013, we received 100% of our revenues from our agreement with BARDA, for the development of 10150 as a MCM against Lung-ARS. These revenues have funded some of our personnel and other R&D costs and expenses. Pursuant to the BARDA Contract, we received approximately $10.4 million under the base period of the contract from February 2011 to April 2012. On April 9, 2012, we announced that BARDA had issued a Notice of Intent to Exercise two options valued at $9.1 million. On April 16, 2012, BARDA exercised the two options. On September 17, 2013, we announced that BARDA had exercised $6.0 million in additional contract options. On May 5, 2014, we announced that BARDA had exercised $1.8 million in additional contract options, bringing the total value to date to approximately $27.3 million. We may receive up to an additional $91.1 million in options exercisable over the remaining years of the contract. If all of the options are exercised by BARDA, the total value of the contract would be approximately $118.4 million.

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

As of September 30, 2014, we had four full-time employees. We utilize consultants to assist with our operations and are highly dependent on the services of our executive officers. We do not maintain “key person” life insurance on any of our personnel. We also are dependent on our collaborators for our research and development activities. The loss of key executive officers or collaborators could delay progress in our research and development activities or result in their termination entirely.

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

We face the risk of product liability claims that could exceed our insurance coverage and deplete our cash resources.

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

As a result, these competitors may:

•	succeed in developing competitive products sooner than us or our strategic partners or licensees;
•	obtain FDA and other regulatory approvals (including EUA approvals) for their products before approval of any of our products;
•	obtain patents that block or otherwise inhibit the development and commercialization of our drug candidates;
•	develop products that are safer or more effective than our products;
•	devote greater resources to marketing or selling their products;
•	introduce or adapt more quickly to new technologies or scientific advances;
•	introduce products that render our products obsolete;
•	withstand price competition more successfully than us or our strategic partners or licensees;
•	negotiate third-party strategic alliances or licensing arrangements more effectively; or
•	take advantage of other opportunities more readily.

Currently, as discussed under “Competition” there are no drugs approved for Lung-ARS.  There is one drug, Amifostine, approved for use in reducing side effects from radiation therapy. However, there are also many companies working to develop pharmaceuticals that act as radiation protection agents..

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

The BARDA Contract is a cost-plus-fixed-fee reimbursement contract that only reimburses certain specified activities that have been previously authorized by BARDA. Additional activities may be needed and, if so, BARDA may not reimburse us for these activities. Performance under the BARDA Contract requires that we comply with appropriate regulations and operational mandates.  Our ability to be regularly and fully reimbursed for our activities will depend on our ability to comply and demonstrate compliance with such requirement.

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

Most of our immediately foreseeable future revenues are contingent upon grants, contracts or purchases from the U.S. government and we may not achieve sufficient, if any, revenues from these agreements to attain profitability.

For the foreseeable future, we believe our main customer, if any, will be national governments, primarily the U.S. government. However, we may not ultimately be successful in receiving any future revenues or grants from such governments. The process of obtaining government contracts is lengthy and uncertain and we may have to compete with other companies for each contract. We may not be awarded any contracts to supply the U.S. or other governments with our drug candidates or products as such awards may be made, in whole or in part, to our competitors. If the U.S. government makes significant future contract awards for the supply to the Strategic National Stockpile of a competing product, our business will be harmed and it is unlikely that we will ultimately be able to supply that particular treatment or product to foreign governments or other third parties. Further, changes in government budgets and agendas, or advances by our competitors, may result in a decreased and de-prioritized emphasis on procuring the biodefense products we are developing.

Due to the current uncertainty surrounding the federal budget, the U.S. government may be forced or choose to reduce or delay spending in the biodefense field, which could decrease the likelihood of future government contract awards or that the government would procure products from us. On December 16, the President signed an appropriations bill funding the Federal Government through September 30, 2015.  This omnibus spending bill included $415,000,000 in funding for BARDA for R & D projects.  This amount is equal to the appropriation for BARDA for the 2014 fiscal year.  In addition, the spending bill included $255,000,000 in additional appropriations for the Special Reserve Fund.  The Special Reserve Fund was authorized at the end of 2013 for $2,800,000,000 over five years.  In fiscal year 2014, $255,000,000 was appropriated for the fund.  The 2014 and 2015 spending bills bring the total appropriation for the Special Reserve Fund to date $510,000,000.  There can be no guarantee that future appropriations bills will continue to fund BARDA or the Special Reserve Fund at the current levels.

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

As of September 30, 2014, Xmark Opportunity Partners, LLC (“Xmark”) possessed voting power over 97,931,944 shares, or 72.1%, of our outstanding common stock as of such date, through its management of Goodnow Capital, L.L.C. (“Goodnow”), Xmark Opportunity Fund, L.P., Xmark Opportunity Fund, Ltd. and Xmark JV Investment Partners, LLC (collectively, the “Xmark Funds”), and through a voting trust agreement by and among Biomedical Value Fund, L.P., Biomedical Value Fund, Ltd., Xmark and us (the “Xmark Voting Trust”) with respect to 1,000,000 shares. As a result, Xmark is able to determine a significant part of the composition of our board of directors, holds significant voting power with respect to matters requiring stockholder approval and is able to exercise significant influence over our operations. The interests of Xmark may be different than the interests of other stockholders on these and other matters. This concentration of ownership also could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could reduce the price of our common stock.

David Cavalier, an employee and our Chairman of the board of directors and Mitchell D. Kaye, a Director, are affiliated with Xmark, which possessed voting power of 72.1% of our outstanding common stock as of September 30, 2014.  Accordingly, Mr. Cavalier and Mr. Kaye currently have, and will continue to have, a significant influence over the outcome of all corporate actions requiring stockholder approval.

Our executive officers and directors and holders of greater than five percent of our outstanding common stock, together with entities that may be deemed affiliates of, or related to, such persons or entities, beneficially owned greater than 85.7% of our outstanding common stock as of September 30, 2014.  As a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. The interests of our current major stockholders may not always coincide with the interests of other stockholders and they may take actions to advance their respective interests to the detriment of other stockholders.

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

As of September 30, 2014, we had 135,850,068 shares of common stock outstanding. We may grant to our employees, directors and consultants, options to purchase shares of our common stock under our 2004 Stock Incentive Plan. In addition, as of September 30, 2014, options to purchase 11,596,591 shares were outstanding at exercise prices ranging from $0.23 to $1.45 per share, with a weighted average exercise price of $0.43 per share, and 13,405,909 shares were reserved for issuance under the 2004 Stock Incentive Plan. In addition, as of September 30, 2014, warrants to purchase 16,925,664 shares of common stock were outstanding at exercise prices ranging from $0.25 to $2.50 per share, with a weighted exercise price of $0.27 per share.

In connection with prior collaborations and financing transactions, we also issued 526,080 shares of Series B preferred stock and warrants to purchase 896,037 shares of Series B preferred stock at an exercise price of $0.01 per share to affiliates of Elan Corporation, plc (“Elan”). These securities generally are exercisable and convertible at the option of the Elan affiliates.  Each preferred share is convertible into one share of common stock.  The warrant has a term of five years, a cashless exercise provision and customary anti-dilution adjustments in the event of stock splits, stock combination, reorganizations and similar events.  The conversion of all or a portion of these securities would dilute the ownership interests of our stockholders.

Our common stock is not listed on a national securities exchange, is illiquid and is characterized by low and/or erratic trading volume, and the intraday per share price of our common stock has fluctuated from $0.22 to $0.55 during the last two fiscal years.

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

Historically, the public market for our common stock has been characterized by low and/or erratic trading volume, often resulting in price volatility. For the fiscal year ended September 30, 2014, the average daily trading volume for our common stock was approximately 53,000 shares.  In addition, the price of our common stock has been volatile.  Our common stock had a closing price of $0.26 on October 1, 2013 and ended fiscal year 2014 at a closing price of $0.25.  During the twelve month period ended September 30, 2014, our common stock had a low closing price of $0.23, which occurred on December 31, 2013, and had a high closing price of $0.51, which occurred on August 12, 2014.

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

    Item 1B.     Unresolved Staff Comments.

    None.

    Item 2.     Properties.

    None.

    Item 3.     Legal Proceedings.

    From time to time we are subject to various lawsuits and claims with respect to matters arising out of the normal course of our business. Due to the uncertainty of the ultimate outcome of these matters, the impact on future financial results is not subject to reasonable estimates.

    Item 4.     Mine Safety Disclosures.

    Not applicable.

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

	High	Low
Fiscal Year Ended September 30, 2013
October 1, 2012 through December 31, 2012	$0.39	$0.22
January 1, 2013 through March 31, 2013	$0.42	$0.28
April 1, 2013 through June 30, 2013	$0.46	$0.32
July 1, 2013 through September 30, 2013	$0.34	$0.22

Fiscal Year Ended September 30, 2014
October 1, 2013 through December 31, 2013	$0.29	$0.23
January 1, 2014 through March 31, 2014	$0.33	$0.23
April 1, 2014 through June 30, 2014	$0.36	$0.24
July 1, 2014 through September 30, 2014	$0.51	$0.23

Approximate Number of Equity Security Holders

As of December 22, 2014 the number of record holders of our common stock was 89, and we estimate that the number of beneficial owners was approximately 4,000.

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

    Item 6.     Selected Financial Data.

Read the following selected financial data in conjunction with our consolidated financial statements and the notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. We derived the consolidated statements of operations data for the five fiscal years ended September 30, 2014 and the related consolidated balance sheet data at those dates from our audited consolidated financial statements. Except for the consolidated statements of operations for the fiscal years ended September 30, 2012, 2011 and 2010 and the consolidated balance sheet data at September 30, 2012, 2011 and 2010, each of these consolidated financial statements is included elsewhere in this Annual Report on Form 10-K.

Statement of Operations Data:

	Year Ended September 30,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Revenue:
Grant income and contract revenue	$9,631	$3,928	$7,293	$4,821	$—
Costs and expenses:
Research and development	6,966	3,360	6,468	5,055	1,690
General and administrative	2,745	3,266	3,196	3,668	1,954
Total costs and expenses	9,711	6,626	9,664	8,723	3,644
Loss from operations	(80)	(2,698)	(2,371)	(3,902)	(3,644)
Other income (expenses), net	—	(510	4,069	4,222	(21,347)
Interest income (expense), net	—	—	—)	(21)	(878)
Net income (loss)	(80)	(3,208)	1,698	299	(25,869)
Preferred stock dividend and accretion	—	—	—	—	—
Net income (loss) attributable to common stockholders	$(80)	$(3,208)	$856	$149	$(25,869)
Basic net income (loss) per share attributable to common stockholders	$0.00	$(0.03)	$0.01	$0.00	$(0.53)
Diluted net income (loss) per share attributable to common stockholders	$0.00	$(0.03)	$(0.03)	$(0.04)	$(0.53)
Weighted average common shares outstanding:
Basic	134,667	106,554	61,593	59,474	49,151
Diluted	134,667	106,554	71,041	85,862	49,151

Balance Sheet Data:

	September 30,
	2014	2013	2012	2011	2010
	(in thousands)

Cash and cash equivalents and marketable securities	1,517	869	281	518	2,355
Working capital (deficiency)	1,553	674	(1,048)	114	781
Total assets	3,580	1,966	1,256	2,290	2,433
Long-term portion of capital lease obligations and notes payable	—	—	—	—	—
Total liabilities	1,995	1,261	21,591	25,549	29,169
Total stockholders’ equity (deficit)	1,585	705	(20,335)	(23,259)	(26,736)

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

Overview

We are developing a new class of catalytic antioxidant compounds as medical countermeasures (“MCM”) against nuclear, radiological and chemical weapons as well as for diseases and disorders of the respiratory system, central nervous system and oncology. Our lead compound, AEOL 10150 (“10150”), is being developed as a MCM for the pulmonary and delayed effects of acute radiation exposure under contract with the U.S Government.  10150 is also being developed as a MCM for exposure to chemical gas and nerve gas exposure with grant funding from the U.S. Government.  We are also developing 10150 as a treatment for the side effects of radiation therapy for solid tumors in oncology.  Finally, we are developing 10150 as a treatment for idiopathic pulmonary fibrosis.   We have reported positive safety results from two Phase I clinical trials of 10150 with no serious adverse events noted.

We had net loss of $80,000 and $3,208,000 for the fiscal years ended September 30, 2014 and 2013, respectively. We had an accumulated deficit of approximately $184,002,000 at September 30, 2014. We have not yet generated any revenue from product sales and we cannot provide assurances that we will receive any product revenue from non-government sales in the foreseeable future, if at all.

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

Pursuant to the BARDA Contract we were awarded approximately $10.4 million for the base period of the contract (from February 2011 to April 2012). On April 16, 2012, we announced that BARDA had exercised two options under the BARDA Contract worth approximately $9.1 million. On September 17, 2013, we announced that BARDA had exercised $6.0 million in additional contract options. On May 5, 2014, we announced that BARDA had exercised $1.8 million in additional contract options, bringing the total exercised contract value as of September 30, 2014 to $27.3 million.  We may receive up to an additional $91.1 million in options exercisable over the remaining years of the contract.  Options are exercised based on the progress of the development program, including the completion of clinical trials or manufacturing tasks under previously exercised options.  The final goal of the contract is to achieve FDA approval for 10150 and the development of commercial manufacturing capability.  In order to achieve these goals, we believe it will be necessary to exercise the majority of the options in the contract. We also believe that BARDA is likely to continue to exercise options as long as 10150 continues to perform in testing for Lung-ARS.  In the event we begin sales to the U.S. government following a pre-EUA application, we believe that BARDA is highly likely to exercise the majority of the remaining options under the contract.  One of the requirements of an EUA is that the development program continue towards the goal of FDA approval. If all of the options are exercised by BARDA, the total value of the contract would be approximately $118.4 million.

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

Among the key deliverables accomplished in the program, we delivered a final report on the survival data from our  efficacy study in non-human primates, prepared a Fast Track filing for AEOL 10150 in Lung-ARS, completed murine extended natural history, duration of treatment and delayed treatment studies,  completed studies to identify biomarkers for use in Lung-ARS studies,  completed additional pharmacokinetic pharmacodynamics work and completed a absoption, distribution, metabolism and excretion (“ADME”) study in the new formulation for AEOL 10150.

 In the event BARDA exercises the remaining options under the contract, we expect to conduct, among other things, bulk drug and final drug product manufacturing, stability studies, animal pivotal efficacy studies, human clinical safety studies and Phase I, Phase II and pre-new drug application (“NDA”) meetings and applications with the FDA.

On September 4, 2014, Aeolus presented the results and deliverables that had been produced during the first 28 months of the contract at an "In-Progress Review" meeting with BARDA, and requested the exercise of additional contract options.  At the meeting, Aeolus presented results from a large study in non-human primates (NHPs) demonstrating that treatment with 10150 resulted in survival in the 60 day treatment group at 50%, compared to 25% survival in the radiation only untreated control group at 180 days after radiation exposure to the whole thorax.

On September 22, 2014, Aeolus received notification from the FDA that its proposed Phase I safety study in healthy normal volunteers had been placed on clinical hold pending additional information from the company.  Although the Phase I safety study is part of the development plan with BARDA, the clinical hold does not prevent progress on the other elements of the Contract related to animal efficacy studies, manufacturing or other areas.

For additional developments under the BARDA Agreement preceding our 2014 fiscal year, please see Item 1 “Business – BARDA Contract; Background and Recent Developments.”

Results of Operations

Fiscal Year Ended September 30, 2014 Compared to Fiscal Year Ended September 30, 2013

We had net loss of $80,000 for the fiscal year ended September 30, 2014, versus net loss of $3,208,000 (including a non-cash loss for increases in valuation of warrants of $510,000) for the fiscal year ended September 30, 2013.

Revenue for the fiscal year ended September 30, 2014 was approximately $9,631,000, compared to $3,928,000 revenue for the fiscal year ended September 30, 2013. The revenue is from the collaboration with BARDA announced on February 11, 2011. Since being awarded the BARDA Contract, we generate contract revenue from a cost-plus fee arrangement. Revenues on reimbursable contracts are recognized as costs are incurred, based on allowable costs incurred during the period, plus any recognizable earned fee. We consider fixed fees under cost-plus fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract.  Revenue was higher primarily due to the timing of work related to the BARDA contract and the $1,778,000 Contract Modification.

Research and Development

Research and development expenses increased by $3,606,000, or 107%, to approximately $6,966,000 for the fiscal year ended September 30, 2014 from approximately $3,360,000 for the fiscal year ended September 30, 2013. R&D expenses were higher during the fiscal year ended September 30, 2014 versus September 30, 2013 due to the timing of work related to the BARDA Contract. For the fiscal year ended September 30, 2014, consultant expenses increased by $323,000 due to costs associated with the BARDA Contract. Preclinical fees increased about $3,334,000 in 2014 over the comparable period in 2013 due to work related to the BARDA contract. Manufacturing expenses decreased about $143,000. We currently have 8 development programs in progress: studies of 10150 as a medical countermeasure against the effects of radiation on the lungs, against the effects of sulfur mustard gas and chlorine gas on the lungs, against the effects of radiation on the lungs, against the effects of nerve gas exposure, as a treatment for cancer, as a treatment for IPF and studies of 1114B, 11203 and 11207 as potential treatments for Parkinson’s Disease and epilepsy.

R&D expenses for our antioxidant program have totaled approximately $59,049,000 from inception through September 30, 2014. Because of the uncertainty of our research and development and clinical studies, we are unable to predict the total level of spending on the program or the program completion date. Future R&D expenses will be determined primarily by the exercise of options under the BARDA contract and the possible initiation of human clinical studies in oncology.  We anticipate that much of the R&D expense, except for the possible oncology studies, will be reimbursed by the BARDA Contract.

General and Administrative

General and administrative (“G&A”) expenses include corporate costs required to support Aeolus, our employees and consultants and our stockholders. These costs include personnel and outside costs in the areas of legal, human resources, investor relations and finance. Additionally, we include in general and administrative expenses such costs as rent, repair and maintenance of equipment, utilities, information technology and procurement costs that we need to support the corporate functions listed above.

G&A expenses decreased approximately $521,000, or 16%, to approximately $2,745,000 for the fiscal year ended September 30, 2014 from about $3,266,000 for the fiscal year ended September 30, 2013. Consulting stock expense decreased by about $218,000 as a result of decreased awards for the period. Legal expense decreased by about $168,000 as a result of lower SEC filing and financing costs.

Other Income or Expense

Other Expense decreased approximately $510,000, or 100%, to zero for the fiscal year ended September 30, 2014, from approximately $510,000 for the fiscal year ended September 30, 2013. Warrant liability expense decreased $510,000 as result of all warrants subject to warrant liability accounting treatment being exercised during the fiscal year ended September 30, 2013.

Fiscal Year Ended September 30, 2013 Compared to Fiscal Year Ended September 30, 2012

We had net loss of $3,208,000 (including a non-cash loss for increases in valuation of warrants of approximately $510,000) for the fiscal year ended September 30, 2013, versus net income of $1,698,000 (including a non-cash gain for decreases in valuation of warrants of $4,069,000) for the fiscal year ended September 30, 2012.

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

Research and Development

R&D expenses decreased by $3,108,000, or 48%, to approximately $3,360,000 for the fiscal year ended September 30, 2013 from approximately $6,468,000 for the fiscal year ended September 30, 2012. R&D expenses were lower during the fiscal year ended September 30, 2013 versus September 30, 2012 due to the timing of work related to the BARDA Contract. For the fiscal year ended September 30, 2013, consultant expenses decreased by $495,000 due to costs associated with the BARDA Contract. Preclinical fees decreased about $1,639,000 in 2013 over the comparable period in 2012 due to decreased animal studies to support our ARS development program. Manufacturing expenses decreased about $941,000. We currently have eight development programs in progress: studies of 10150 as a medical countermeasure against the effects of sulfur mustard gas and chlorine gas on the lungs, against the effects of radiation on the lungs and on the gastro-intestinal tract, and as a treatment for cancer, studies of 1114B, 11203 and 11207 as potential treatments for Parkinson’s Disease and epilepsy.

R&D expenses for our antioxidant program have totaled approximately $52,083,000 from inception through September 30, 2013. Because of the uncertainty of our research and development and clinical studies, we are unable to predict the total level of spending on the program or the program completion date. Future R&D expenses will be determined primarily by the exercise of options under the BARDA contract and the possible initiation of human clinical studies in oncology.  We anticipate that much of the R&D expense, except for the possible oncology studies, will be reimbursed by the BARDA contract.

General and Administrative

G&A expenses include corporate costs required to support Aeolus, our employees and consultants and our stockholders. These costs include personnel and outside costs in the areas of legal, human resources, investor relations and finance. Additionally, we include in general and administrative expenses such costs as rent, repair and maintenance of equipment, depreciation, utilities, information technology and procurement costs that we need to support the corporate functions listed above.

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

Liquidity and Capital Resources

As of September 30, 2014, we had approximately $1,517,000 of cash and cash equivalents, an increase of $647,000 from September 30, 2013. The increase in cash was primarily due to the receipt of $1,778,000 reimbursement from BARDA under the Contract Modification.  In order to fund on-going operating cash requirements, or to accelerate or expand our oncology and other programs, we may need to raise significant additional funds.

On May 5, 2014, the Company received a BARDA Contract Modification for $1,778,000 which reimbursed the Company for additional overhead expenses under the contract that were previously unbilled. The Contract Modification also updated our provisional indirect billing rate and placed a cap on the current and future provisional indirect billing rates. The Company estimates and accrued $304,000 in additional revenue for the fiscal year ended September 30, 2014 as a result of the new overhead rate.

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

We had net loss of $80,000 for the fiscal year ended September 30, 2014, compared to net loss of $3,208,000 (including a non-cash loss for increases in valuation of warrants of $510,000) for the fiscal year ended September 30, 2013. For the same periods, we had cash inflows from operations of approximately $323,000 and cash outflows from operations of approximately $2,970,000, respectively, with the inflows increasing in 2014 due to higher revenue from BARDA for a change in our overhead rate.

Our ongoing future cash requirements will depend on numerous factors, particularly the progress of our catalytic antioxidant program, clinical trials and our ability to negotiate and complete collaborative agreements or out-licensing arrangements. In order to help fund our on-going operating cash requirements, we intend to seek new collaborations for our antioxidant research program that include initial cash payments and on-going research support. In addition, we might sell additional shares of our stock and/or convertible debentures and explore other strategic and financial alternatives, including a merger with another company, the sale of stock and/or debt, the establishment of new collaborations for current research programs that include initial cash payments and ongoing research support and the out-licensing of our compounds for development by a third party. We expect to incur additional losses and negative cash flow from operations for several more years.

Under the BARDA Contract, substantially all of the costs of the development of 10150 as a medical countermeasure for pulmonary injuries resulting from an acute exposure to radiation from a radiological/nuclear accident or attack, particularly injuries associated with ARS or DEARE would be paid for by the U.S. government through BARDA funding. We recognized approximately $9,631,000 in revenue during the fiscal year ended September 30, 2014 related to the BARDA Contract.

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

Contractual Obligations

Our contractual obligations (in thousands) as of September 30, 2014 were as follows:
		Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Short and long-term debt	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating leases	6	6	—	—	—
Purchase obligations	—	—	—	—	—
Total	$6	$6	$—	$—	$—

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

We completed our corporate reorganization on November 20, 2003. The reorganization involved the merger of our former parent company into one of our wholly owned subsidiaries. Subsequent to our 2003 reorganization, we completed a number of equity and debt financings, the majority of which included Xmark as investors. As of September 30, 2014, Xmark Opportunity Partners, LLC, through its management of Goodnow and the Xmark Funds, and through the Xmark Voting Trust and options held by David Cavalier, an affiliate of Xmark and the Chairperson of our Board of Directors, had voting power over 72.1% of our outstanding common stock and had beneficial ownership, calculated based on SEC requirements, of approximately 72.2% of our common stock. As a result of this significant ownership, Xmark Opportunity Partners, LLC and its affiliates is able to control future actions voted on by our stockholders.

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

The BARDA Contract is classified as a “cost-plus-fixed-fee” contract. We recognize government contract revenue in accordance with the authoritative guidance for revenue recognition including the authoritative guidance specific to federal government contracts. Reimbursable costs under the contract primarily include direct labor, subcontract costs, materials, equipment, travel, and indirect costs. In addition, we receive a fixed fee under the BARDA Contract, which is unconditionally earned as allowable costs are incurred and is not contingent on success factors. Reimbursable costs under this BARDA Contract, including the fixed fee, are generally recognized as revenue in the period the reimbursable costs are incurred and become billable. We receive regular updates from our subcontractors regarding estimated completion of individual projects. Management evaluates the status of each project with respect to budgeted work completed, actual work completed, and cost of actual work completed. We are required to provide BARDA with monthly reports in addition to our bi-weekly conference calls with BARDA regarding the progress of each project.

    Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Our exposure to market risk is presently limited to the interest rate sensitivity of our cash and cash equivalents, which is affected by changes in the general level of U.S. interest rates. However, we believe that we are not subject to any material market risk exposure and do not expect that changes in interest rates would have a material effect upon our financial position. A hypothetical 10% change in interest rates would not have a material effect on our Statement of Operations or Cash Flows for the fiscal year ended September 30, 2014. We do not have any foreign currency or other derivative financial instruments as of September 30, 2014.

    Item 8.     Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Aeolus Pharmaceuticals Inc.

We have audited the accompanying consolidated balance sheets of Aeolus Pharmaceuticals, Inc.  (the “Company”) as of September 30, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended September 30, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aeolus Pharmaceuticals, Inc. as of September 30, 2014 and 2013, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GRANT THORNTON LLP
San Diego, California
December 19, 2014

AEOLUS PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

	September 30,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$1,517	$869
Accounts receivable	1,559	370
Deferred subcontractor cost	426	656
Prepaids and other current assets	46	39
Total current assets	3,548	1,935

Investment in CPEC LLC	32	32
Total assets	$3,580	$1,966

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,552	$579
Deferred revenue	443	682
Total current liabilities	1,995	1,261

Total liabilities	1,995	1,261

Commitments and Contingencies (Notes E and I)

Stockholders’ equity:
Preferred stock, $.01 par value per share, 10,000,000 shares authorized:
Series A nonredeemable convertible preferred stock, 1,250,000 shares authorized as of September 30, 2014 and 2013, respectively; no shares issued and outstanding as of September 30, 2014 and 2013, respectively	—	—
Series B nonredeemable convertible preferred stock, 1,600,000 and 1,600,000 shares authorized as of September 30, 2014 and 2013, respectively; 526,080 and 526,080 shares issued and outstanding as of September 30, 2014 and 2013, respectively	5	5
Common stock, $.01 par value per share, 200,000,000 shares authorized; 135,850,068 and 134,550,068 shares issued and outstanding at September 30, 2014 and 2013, respectively	1,359	1,346
Additional paid-in capital	184,223	183,276
Accumulated deficit	(184,002)	(183,922)
Total stockholders’ equity	1,585	705
Total liabilities and stockholders’ equity	$3,580	$1,966

The accompanying notes are an integral part of these consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Fiscal Year Ended September 30,
	2014	2013
Revenue:
Contract revenue	$9,631	$3,928

Costs and expenses:
Research and development	6,966	3,360
General and administrative	2,745	3,266
Total costs and expenses	9,711	6,626

Loss from operations	(80)	(2,698)
Warrant liability charges	—	(510)
Net loss	$(80)	$(3,208)

Net loss attributable to common stockholders – basic	$(80)	$(3,208)
Net loss attributable to common stockholders – diluted	$(80)	$(3,208)

Basic net loss per common share	$0.00	$(0.03)
Diluted net loss per common share	$0.00	$(0.03)

Weighted average common shares outstanding:
Basic	134,667	106,554
Diluted	134,667	106,554

The accompanying notes are an integral part of these consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Dollars in thousands)

	Series B Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Deficit	Equity (Deficit)
Balance at September 30, 2012	526,080	$5	62,731,963	$627	$159,747	$(180,714)	$(20,335)
Common stock sales, net of issuance costs of $58	—	—	14,462,000	145	3,413	—	3,558
Exercise of warrants	—	—	57,356,105	574	19,255	—	19,829
Issuance of warrants to consultants	—	—	—	—	169	—	169
Stock-based compensation	—	—	—	—	692	—	692
Net loss for the fiscal year ended September 30, 2013	—	—	—	—	—	(3,208)	(3,208)
Balance at September 30, 2013	526,080	5	134,550,068	1,346	183,276	(183,922)	705
Exercise of warrants	—	—	1,300,000	13	312	—	325
Issuance of warrants to consultants	—	—	—	—	9	—	9
Stock-based compensation	—	—	—	—	626	—	626
Net loss for the fiscal year end September 30, 2014	—	—	—	—	—	(80)	(80)
Balance at September 30, 2014	526,080	$5	135,850,068	$1,359	$184,223	$(184,002)	$1,585

The accompanying notes are an integral part of these consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Fiscal Year Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(80)	$(3,208)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	—	6
Noncash compensation	635	861
Change in fair value of warrants	—	510
Change in assets and liabilities:
Accounts receivable	(1,189)	411
Deferred subcontractor cost	230	(555)
Prepaid expenses and other assets	(7)	16
Accounts payable and accrued expenses	973	(1,588)
Deferred revenue	(239)	577
Net cash provided by (used in) operating activities	323	(2,970)

Cash flows from financing activities:
Proceeds from exercise of common stock warrants	325	—
Proceeds from issuance of common stock and warrants	—	3,616
Costs related to the issuance of common stock and warrants	—	(58)
Net cash provided by financing activities	325	3,558

Net increase in cash and cash equivalents	648	588

Cash and cash equivalents at beginning of year	869	281
Cash and cash equivalents at end of year	$1,517	$869

The accompanying notes are an integral part of these consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 and 2013

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

B. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Aeolus and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated. The Company uses the equity method to account for its 35.0% ownership interest in CPEC, which is further discussed in Note C.

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

Cash and Cash Equivalents

The Company invests available cash in short-term bank deposits. Cash and cash equivalents include investments with maturities of three months or less at the date of purchase. The carrying value of cash and cash equivalents approximate their fair market value at September 30, 2014 and 2013 due to their short-term nature. Also, the Company maintains cash balances with financial institutions in excess of federally insured limits. The Company does not anticipate any losses with such cash balances.

Significant customers and accounts receivable

For the year ended September 30, 2014, the Company’s only customer was BARDA. For the year ended September 30, 2014, revenues from BARDA comprised 100% of total revenues. As of September 30, 2014, the Company’s receivable balances were comprised 100% from this customer. Unbilled accounts receivable, included in accounts receivable, totaling $889,000 as of September 30, 2014 relate to work that has been performed, though invoicing has not yet occurred. All of the unbilled receivables are expected to be billed and collected within the next three months. Accounts receivable are stated at invoice amounts and consist primarily of amounts due from HHS as well as amounts due under reimbursement contracts with other government entities and non-government and philanthropic organizations. If necessary, the Company records a provision for doubtful receivables to allow for any amounts which may be unrecoverable. This provision is based upon an analysis of the Company’s prior collection experience, customer creditworthiness and current economic trends. As of September 30, 2014 and 2013, an allowance for doubtful accounts was not recorded as the collection history from the Company’s customers indicated that collection was probable.

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high quality financial institutions. Management believes that the financial risks associated with its cash and cash equivalents and investments are minimal. Because accounts receivable consist entirely of amounts due from the U.S. federal government agencies, management deems there to be minimal credit risk.

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

Aeolus estimates subcontractor costs, materials and related revenue for some vendors when invoices are not received timely. We receive regular updates from our subcontractors regarding estimated completion of individual projects. Management evaluates the status of each project with respect to budgeted work completed, actual work completed, and cost of actual work completed. We are required to provide BARDA with monthly reports in addition to our bi-weekly conference calls with BARDA regarding the progress of each project.

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

Leases

The Company leases office space and office equipment under month to month operating lease agreements. For the years ended September 30, 2014 and 2013, total rent expense was approximately $42,000 and $41,000, respectively.

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

Net Income (Loss) Per Common Share

The Company computes basic net income (loss) per weighted average share attributable to common stockholders using the weighted average number of shares of common stock outstanding during the period. The Company computes diluted net income (loss) per weighted average share attributable to common stockholders using the weighted average number of shares of common and dilutive potential common shares outstanding during the period. Potential common shares outstanding consist of stock options, warrants and convertible preferred stock using the treasury stock method and are excluded if their effect is anti-dilutive. Diluted weighted average common shares did not include any incremental shares for the fiscal year ended September 30, 2014 and 2013. Diluted weighted average common shares excluded incremental shares from common and preferred shares and warrants of approximately 29,048,000 and 30,517,000, respectively, for the fiscal year 2014 and 2013, due to their anti-dilutive effect.

	In thousands, except per share data
	Fiscal Year Ended September 30,
	2014	2013
Numerator:
Net income (loss)	$(80)	$(3,208)
Net income attributable to participating securities	—	—)
Net income (loss) attributable to common stockholders – basic	$(80)	$(3,208)

Net income (loss)	$(80)	$(3,208)
Less gain (loss) on warrant liability for participating common warrants	—	—
Net income (loss) attributable to common stockholders – diluted	$(80)	$(3,208)
Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders – basic	134,667	106,554
Effect of potentially dilutive securities:
Common stock warrants	—	—
Convertible preferred warrants	—	—
Convertible preferred stock	—	—
Common stock options	—	—
Non-participating common stock warrants	—	—
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders – diluted	134,667	106,554
Basic net income (loss) per common share	$0.00	$(0.03)
Diluted net income (loss) per common share	$0.00	$(0.03)

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

The Company has cash inflows and outflows from operations of approximately $323,000 and $2,970,000 for the fiscal years ended September 30, 2014 and 2013, respectively. The Company had net loss of $80,000 and $3,208,000 (including a non-cash loss for increases in valuation of warrants of $510,000) for the fiscal years ended September 30, 2014 and 2013, respectively. The Company expects to incur additional losses and cash outflows from operations for several more years.

On May 5, 2014, the Company received a BARDA Contract Modification for $1,778,000 which reimbursed the Company for additional overhead expenses under the contract that were previously unbilled. The Contract Modification also updated our provisional indirect billing rate and placed a cap on the current and future provisional indirect billing rates. The Company estimates and accrued $304,000 in additional revenue for the fiscal year ended September 30, 2014 as a result of the new overhead rate.

The Company has historically raised capital through the sale of its common shares and preferred shares; said financing transactions are more thoroughly discussed at note F – Stockholders’ Equity (Deficit). Management expects they will need to continue to finance the Company’s operations through equity financing for several more years.

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

D. Investments

Investment in CPEC LLC

The Company uses the equity method to account for its 35% ownership interest in CPEC. CPEC had $91,000 of net assets at each of September 30, 2014 and 2013. Aeolus’ 35% share of CPEC’s net assets, which is approximately $32,000, is included in other assets and the Company has no operations or activities unrelated to the out licensing of bucindolol. The other 65% is owned by Endo Pharmaceuticals.

E. Commitments

The Company acquires assets still in development and enters into license and research and development arrangements with third parties that often require milestone and royalty payments to the third party contingent upon the occurrence of certain future events linked to the success of the asset in development. Milestone payments may be required, contingent upon the successful achievement of an important point in the development life-cycle of the pharmaceutical product (e.g., approval of the product for marketing by a regulatory agency). If required by the arrangement, the Company may also be required to make royalty payments based upon a percentage of the net sales of the pharmaceutical product in the event that regulatory approval for marketing is obtained. Because of the contingent nature of these payments, they are not included in the table of contractual obligations. No milestones have been met, nor have any payments been made, as of September 30, 2014.

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

As of September 30, 2014 and 2013, 526,080 shares of Series B Stock were outstanding, respectively. There are no shares of Series A Convertible Preferred Stock issued or outstanding.

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

Warrants

As of September 30, 2014, warrants to purchase an aggregate of 16,029,627 shares of common stock were outstanding. Details of the warrants for common stock outstanding at September 30, 2014 were as follows:

Number of Shares	Exercise Price	Expiration Date
50,000	$0.38	April 2015
50,000	$0.50	May 2016
50,000	$0.50	July 2016
50,000	$1.00	July 2016
50,000	$1.50	July 2016
50,000	$2.00	July 2016
50,000	$2.50	July 2016
1,337,627	$0.40	March 2017
325,000	$0.40	April 2017
300,000	$0.258	June 2017
50,000	$0.26	June 2017
140,000	$0.35	October 2017
12,285,000	$0.25	February 2018
1,242,000	$0.25	March 2018
16,029,627

As of September 30, 2014, one warrant to purchase an aggregate of 896,037 shares of preferred stock was outstanding.

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
17,879,627

As of September 30, 2013, one warrant to purchase an aggregate of 896,037 shares of preferred stock was outstanding.

Below is a summary of warrant activity for the last two fiscal years ended September 30:

		Weighted Average
			Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term (in years)	Value
Outstanding at 9/30/2012	62,993,663	$0.30	4.2 years	$5,344
Granted	14,932,000	$0.25	4.4 years	$444,810
Exercised	(59,149,999)	$0.01		$19,519,500
Cancelled	-	$-		$-
Forfeited	-	$-		$-
Outstanding at 9/30/2013	18,775,664	$0.29	4.1 years	$693,340
Granted	50,000	$0.26		$-
Exercised	(1,300,000)	$0.25		$318,000
Cancelled	(600,000)	$0.86		$-
Forfeited	-	$-		$-
Outstanding at 9/30/2014	16,925,664	$0.27	3.1 years	$215,048
Exercisable at 9/30/2014	16,925,664	$0.27	3.1 years	$215,048

G. Stock-Based Compensation

As an integral component of a management and employee retention program designed to motivate, retain and provide incentive to the Company’s management, employees and key consultants, the Board of Directors approved the 2004 Stock Incentive Plan (the “2004 Plan”) and reserved 25,000,000 shares of common stock for issuance under the 2004 Plan. As of September 30, 2014, 13,405,909 shares were available to be granted under the 2004 Plan. The exercise price of the incentive stock options (“ISOs”) granted under the 2004 Plan must not be less than the fair market value of the common stock as determined on the date of the grant. The options may have a term up to 10 years. Options typically vest immediately or up to one year following the date of the grant.

Under the Company’s 1994 Stock Option Plan (the “1994 Plan”), incentive stock options or non-qualified stock options to purchase 2,500,000 shares of Aeolus’ common stock may be granted to employees, directors and consultants of the Company. As of September 30, 2014, there were no shares available to be granted under the 1994 Plan. The exercise price of the ISOs granted under the 1994 Plan must not be less than the fair market value of the common stock as determined on the date of the grant. The options may have a term up to 10 years. Options typically vest over one to three years following the date of the grant.

Below is a summary of stock option activity for the last two fiscal years ended September 30:

		Weighted Average
			Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term (in years)	Value
Outstanding at 9/30/2012	9,473,661	$0.70	5.8 years	$154
Granted	3,070,000	$0.40	9.4 years	$-
Exercised	-	$-		$-
Cancelled	(1,328,763)	$1.46		$-
Forfeited	-	$-		$-
Outstanding at 9/30/2013	11,214,898	$0.52	6.7 years	$2
Granted	775,000	$0.26		$-
Exercised	-	$-		$-
Cancelled	(393,307)	$2.64		$-
Forfeited	-	$-		$-
Outstanding at 9/30/2014	11,596,591	$0.43	6.1 years	$1
Exercisable at 9/30/2014	11,427,839	$0.44	6.1 years	$1

Stock options granted to consultants during fiscal year 2014 and 2013 were fully vested when issued or vested over a twelve month period. Stock option expense for stock options granted to consultants was $11,000 and $20,000 for fiscal year 2014 and 2013, respectively. For the fiscal years 2014 and 2013, all stock options were issued at or above fair market value of a share of common stock. The weighted-average grant-date fair value of options granted during fiscal years 2014 and 2013 was $0.26 and $0.40, respectively.

A summary of the status of non-vested shares for the fiscal years ended September 30 was:

		Weighted Average
	Number	Grant-Date
	of Shares	Fair Value
Nonvested at September 30, 2012	406,766	$0.26
Granted	3,070,000	$0.37
Vested	(1,994,480)	$0.34
Forfeited	-	$-
Nonvested at September 30, 2013	1,482,286	$0.37
Granted	775,000	$0.22
Vested	(2,088,534)	$0.33
Forfeited	-	$-
Nonvested at September 30, 2014	168,752	$0.22

The total unrecognized compensation expense for outstanding stock options was $172,000 as of September 30, 2014, which will be recognized over a weighted average period of five months. The total fair value of shares vested during fiscal years 2014 and 2013 was $688,000 and $687,000, respectively.

The details of stock options for the fiscal year ended September 30, 2014 are as follows:

	Options Outstanding			Options Exercisable
			Weighted			Weighted
	Number	Weighted	Average	Number	Weighted	Average
Range of	Outstanding at	Average	Remaining	Exercisable at	Average	Remaining
Exercise	September 30,	Exercise	Contractual	September 30,	Exercise	Contractual
Prices	2014	Price	Life (in years)	2014	Price	Life (in years)
$0.23-$0.30	2,387,500	$0.28	6.55	2,218,748	$0.28	6.34
$0.31-$0.40	6,501,500	$0.39	6.82	6,501,500	$0.39	6.82
$0.41-$0.50	502,000	$0.45	7.25	502,000	$0.45	7.25
$0.51-$0.60	963,750	$0.59	4.64	963,750	$0.59	4.64
$0.61-$0.70	66,500	$0.68	1.88	66,500	$0.68	1.88
$0.71-$0.80	382,250	$0.75	2.66	382,250	$0.75	2.66
$0.81-$0.90	697,091	$0.88	2.01	697,091	$0.88	2.01
$0.91-$1.00	44,500	$0.94	0.99	44,500	$0.94	0.99
$1.01-$1.45	51,500	$1.13	1.01	51,500	$1.13	1.01
	11,596,591	$0.43	6.10	11,427,839	$0.44	6.05

Stock-based compensation expense recognized in the statement of operations is as follows (in thousands):

	For the fiscal year ended September 30,
	2014	2013
Research and Development Expenses	$11	$20
General and Administrative Expenses	624	841
Total Stock-based Compensation Expense	$635	$861

The fair value of the options associated with the above compensation expense was determined at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the fiscal year ended September 30,
	2014	2013
Dividend yield	0%	0%
Expected volatility	122%	156%
Risk-free interest rate	1.54%	0.86%
Expected option life after shares are vested	5.27 years	5.27 years

H. Income Taxes

As of September 30, 2014 and 2013, the Company had federal net operating loss (“NOL”) carry-forwards of $113,321,000 and $113,091,000, respectively and state operating loss carry-forwards of $35,244,000 and $35,016,000, respectively. The use of these federal and state NOL carry-forwards might be subject to limitation under the rules regarding a change in stock ownership as determined by the Internal Revenue Code (the “Code”). The Company may have had a change of control under Section 382 of the Code during fiscal 2004 and 2006; however, a complete analysis of the limitation of the NOL carry-forwards will not be completed until the time the Company projects it will be able to utilize such NOLs. The federal net operating and the state net operating losses began to expire in 2010. Additionally, the Company had federal research and development carry-forwards as of September 30, 2014 and 2013 of $3,990,000 and $3,714,000, respectively. The Company had state research and development carry-forwards as of September 30, 2014 and 2013 of $1,316,000 and $1,033,000, respectively.

Significant components of the Company’s deferred tax assets at September 30, 2014 and 2013 consisted of the following (in thousands):

	2014	2013
Accrued payroll related liabilities	$1,103	$915
Depreciation and amortization	704	823
State Taxes	(126)	(121)
Total deferred tax assets	1,681	1,617
Deferred tax liabilities	—	—
Valuation allowance for deferred assets	(1,681)	(1,617)
Net deferred tax asset	$—	$—

Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, all of the deferred tax assets have been fully offset by a valuation allowance. The change in the valuation allowance is primarily a result of the net operating loss carry-forwards.

Taxes computed at the statutory federal income tax rate of 34% are reconciled to the provision for income taxes as follows (dollars in thousands):

	2014	2013
Effective income tax rate	0%	0%

United States Federal income tax at statutory rate	$(25)	$(1,091)
State income taxes (net of federal benefit)	1	5
Warrant expense	-	173
Prior year deferred true up	(280)	(1,684)
Change in valuation reserves	96	(1,863)
FIN 48	354	4,396
Other	(144)	66
Provision for income taxes	$2	$2

At September 30, 2014, we had unrecognized tax benefits of $4,859,000, all of which would impact the effective tax rate if recognized, however a valuation allowance would be recorded against this amount.  During fiscal 2013, unrecognized tax benefits increased to $4,401,000 as a result of the tax positions taken in prior years and current year.  No interest and penalties have been provided for with respect to the unrecognized tax benefits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Amount
(in thousands)
Unrecognized tax benefits at October 1, 2013	$4,397
Additions for tax positions related to current year	458
Additions/reductions for tax positions taken in prior years	4
Settlements	-
Lapse of Limitations	-
Unrecognized tax benefits at September 30, 2014	$4,859

The Company’s federal income tax returns for the tax years 2010 to 2012 remain open to examination. The Company’s California income tax returns for the tax years 2009 to 2012 remain open to examination.

A reconciliation of the current year tax provision is as follows:

Current – Federal	$-
Current – State	2
2

Deferred - Federal	(50)
Deferred – State	(14)
(64)
Less: Valuation Allowance	64
-
Total	$2

I. Contingencies

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

J. Agreements

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

K. Litigation

From time to time we are subject to various lawsuits and claims with respect to matters arising out of the normal course of our business. Due to the uncertainty of the ultimate outcome of these matters, the impact on future financial results is not subject to reasonable estimates.

L. Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(in thousands, except per share amounts)
Fiscal 2014
Total revenue	$793	$1,438	$4,983	$2,417	$9,631
Net income (loss)	$(695)	$(437)	$1,576	$(524)	$(80)
Net income available to stockholders – Basic	$(695)	$(437)	$1,576	$(524)	$(80)
Net income available to stockholders – Diluted	$(695)	$(437)	$1,576	$(524)	$(80)
Basic net income (loss) per common share attributable to common stockholders	$(0.01)	$0.00	$0.01	$0.00	$0.00
Diluted net income (loss) per common share attributable to common stockholders	$(0.01)	$0.00	$0.01	$0.00	$0.00

Fiscal 2013
Total revenue	$1,342	$859	$844	$883	$3,928
Net income (loss)	$4,028	$(5,782)	$(786)	$(668)	$(3,208)
Net income available to stockholders – Basic	$2,049	$(5,782)	$(786)	$(668)	$(3,208)
Net income available to stockholders – Diluted	$(200)	$(5,782)	$(786)	$(668)	$(3,208)
Basic net income (loss) per common share attributable to common stockholders	$0.03	$(0.06)	$(0.01)	$0.00	$(0.03)
Diluted net income (loss) per common share attributable to common stockholders	$0.00	$(0.06)	$(0.01)	$0.00	$(0.03)

    Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

    Item 9A.     Controls and Procedures.

 As of September 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial and Accounting Officer), of the effectiveness of our disclosure controls and procedures required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2014 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

A material weakness is a significant deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the determination that our diluted net income (loss) per share calculations did not include the net income effect of changes in fair value related to dilutive, liability classified warrants for the quarter ended December 31, 2013 management has determined that a material weakness existed as of September 30, 2014.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2014. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in an Internal Control Integrated Framework. Based on the criteria set forth by COSO, management concluded that our internal control over financial reporting was not effective as of September 30, 2014. Management believes the material weakness is due to a deficiency in technical resources over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Code of Ethics

    We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. We have posted the text of Code of Ethics on our Internet website at www.aolsrx.com. A copy of the Code of Ethics can also be obtained free of charge by writing to David Cavalier, Aeolus Pharmaceuticals, Inc., 26361 Crown Valley Parkway, Suite 150 Mission Viejo, CA 92691.

    Item 11.     Executive Compensation.

    The information set forth under the headings “Director Compensation” and “Executive Compensation” in our Information Statement is incorporated herein by reference.

    Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

    Equity Compensation Plan and Additional Equity Information as of September 30, 2014

Plan category	(a)Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b)Weighted-average exercise price of outstanding options, warrants and rights	(c)Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by our stockholders:
2004 Stock Option Plan	7,749,091	$0.47	2,250,909
1994 Stock Option Plan	1,724,570	$1.73	-

Equity compensation plans and securities not approved by our stockholders:
Warrants to purchase Common Stock Issued to National Securities	50,000	$0.38	Not applicable
Warrants to Purchase Common Stock Issued to Dan Delmonico	50,000	$0.49	Not applicable
Warrants to Purchase Common Stock Issued to Michael Kruger	50,000	$0.50	Not applicable
Warrants to Purchase Common Stock Issued to Noble International Investments, Inc.	300,000	$1.00	Not applicable
Warrants to Purchase Common Stock Issued to CEOcast, Inc.	250,000	$0.83	Not applicable
Warrants to Purchase Common Stock Issued to Market Pathways	250,000	$1.50	Not applicable
Warrants to Purchase Common Stock Issued to Roberts Mitani, LLC	300,000	$0.26	Not applicable
Warrants to Purchase Common Stock Issued to Columbia Capital Securities, Inc.	35,000	$0.37	Not applicable
Warrants to Purchase Common Stock Issued to Monarch Bay Associates, LLC	35,000	$0.37	Not applicable
Total – Common Stock	10,793,661		2,250,909
Warrants to purchase Series B Preferred Stock	896,037	$0.01	Not applicable
Total – Series B Preferred Stock	896,037		177,883

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

(2) Exhibits.

		Incorporated by Reference To
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
2.1	Agreement and Plan of Merger and Reorganization dated September 16, 2003 between Incara, Inc. and Incara Pharmaceuticals Corporation	S-4	09/19/03	2.1
3.1	Amended and Restated Certificate of Incorporation	10-K	12/31/12	3.1
4.1	Form of Common Stock Certificate	10-Q	08/11/04	4.1
4.2	Form of Series B Preferred Stock Certificate	S-4	09/19/03	4.8
4.3	Form of Warrant to Purchase Common Stock dated June 5, 2006.	8-K	06/06/06	10.3
4.4	Registration Rights Agreement dated May 22, 2007 by and among the Company and each of the Purchasers whose names appear on the Schedule attached thereto.	8-K	5/23/07	4.1
4.5	Registration Rights Agreement dated October 6, 2009 by and among the Company and the investors whose names appear on the signature pages thereof.	8-K	10/06/09	4.1
4.6	Form of Warrant to Purchase Common Stock dated May 22, 2007.	8-K	5/23/07	10.2
4.7	Form of Warrant to Purchase Common Stock	8-K	10/06/09	10.2
4.8	Registration Rights Agreement dated September 16, 2003 among Incara Pharmaceuticals Corporation, Incara, Inc. and Goodnow Capital, L.L.C.	S-4	09/19/03	10.101
4.9	Registration Rights Agreement dated August 11, 2010 by and among Aeolus Pharmaceuticals, Inc. and the investors listed therein	8-K	8/12/10	4.1
4.10	Registration Rights Agreement dated March 4, 2013 by and among Aeolus Pharmaceuticals, Inc. and the investors listed therein	8-K	03/06/13	10.2
4.11	Form of Warrant to Purchase Common Stock dated March 4, 2013.	8-K	03/06/13	10.3
4.12	Warrant Repricing, Exercise and Lockup Agreement dated February 19, 2013 by and among the Company, Xmark JV Investment Partners, LLC and affiliates	8-K	02/19/13	10.4
10.1*	License Agreement between Duke University and Aeolus Pharmaceuticals, Inc., dated July 21, 1995	S-1	12/08/95	10.4
10.2	Amended and Restated Limited Liability Company Agreement of CPEC LLC dated July 15, 1999, among CPEC LLC, Intercardia, Inc. and Interneuron Pharmaceuticals, Inc.	8-K	07/23/99	10.42
10.3	Assignment, Assumption and License Agreement dated July 15, 1999, between CPEC LLC and Intercardia, Inc.	8-K	07/23/99	10.43
10.4*	License Agreement dated January 19, 2001 between Incara Pharmaceuticals Corporation and Incara Development, Ltd.	10-Q	02/13/01	10.59
10.5*	License Agreement dated January 19, 2001 between Elan Corporation, plc, Elan Pharma International Ltd. and Incara Development, Ltd.	10-Q	02/13/01	10.60
10.6	Registration Rights Agreement dated December 21, 2000 among Incara Pharmaceuticals Corporation, Elan International Services, Ltd. and Elan Pharma International Ltd.	10-Q	02/13/01	10.62
10.7	Agreement and Amendment, effective as of January 22, 2001, by and among Incara Pharmaceuticals Corporation, Elan International Services, Ltd. and Elan Pharma International Limited	10-Q	05/14/01	10.64
10.8	Second Agreement and Amendment, effective as of January 22, 2001, by and among Incara Pharmaceuticals Corporation, Elan International Services, Ltd. and Elan Pharma International Limited	10-Q	05/14/01	10.65
10.9	Third Agreement and Amendment, effective as of January 22, 2001, by and among Incara Pharmaceuticals Corporation, Elan International Services, Ltd. and Elan Pharma International Limited	8-K	06/01/01	10.66
10.10	Agreement and Fourth Amendment, effective February 13, 2002, by and among Incara Pharmaceuticals Corporation, Elan International Services, Ltd., Elan Pharma International Limited and Elan Pharmaceutical Investments III, Ltd.	10-Q	02/14/02	10.75
10.11*	License Agreement dated June 25, 1998 between Duke University and Aeolus Pharmaceuticals, Inc.	10-Q	05/15/02	10.82
10.12*	License Agreement dated May 7, 2002 between Duke University and Aeolus Pharmaceuticals, Inc.	10-Q	05/15/02	10.83
10.13*	License Agreement dated November 17, 2000 between National Jewish Medical and Research Center and Aeolus Pharmaceuticals, Inc.	10-Q	02/13/01	10.56
10.14	Exclusive License Agreement, dated January 15, 2009, by and between the Company and National Jewish Health	10-Q	05/16/11	10.7
10.15*	Securities Purchase Agreement dated as of May 15, 2002, among Incara Pharmaceuticals Corporation, Aeolus Pharmaceuticals, Inc., Elan Pharma International Limited and Elan International Services, Ltd.	8-K/A	07/03/02	10.84

Incorporated by Reference To
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
10.16*	Development and Option Agreement dated May 15, 2002, among Elan Pharma International Limited, Incara Pharmaceuticals Corporation and Aeolus Pharmaceuticals, Inc.	8-K/A	07/03/02	10.85
10.17	Amended and Restated Registration Rights Agreement dated as of May 15, 2002, among Incara Pharmaceuticals Corporation, Elan International Services, Ltd. and Elan Pharma International Limited	8-K/A	07/03/02	10.86
10.18	Amendment No. 1 to License Agreement dated May 14, 2002, between Aeolus Pharmaceuticals, Inc. and Duke University (amending License Agreement dated July 21, 1995)	8-K/A	07/03/02	10.87
10.19	Amendment No. 1 to License Agreement dated May 14, 2002, between Aeolus Pharmaceuticals, Inc. and Duke University (amending License Agreement dated June 25, 1998)	8-K/A	07/03/02	10.88
10.20	Amendment No. 1 to License Agreement dated May 14, 2002, between Aeolus Pharmaceuticals, Inc. and National Jewish Medical and Research Center (amending License Agreement dated November 17, 2000)	8-K/A	07/03/02	10.89
10.21*	Subaward Agreement, dated March 16, 2011, by and between the Company and the Office of Research and Development of the University of Maryland, Baltimore	10-Q	05/16/11	10.4
10.22	Letter dated May 17, 2004 from Elan International Services, Limited and Elan Pharma International Limited to Incara Pharmaceuticals Corporation	10-Q	08/11/04	10.106
10.23+	Aeolus Pharmaceuticals, Inc. 1994 Stock Option Plan, as amended	10-Q	08/11/04	10.109
10.24+	Aeolus Pharmaceuticals, Inc. Amended and Restated 2004 Stock Incentive Plan	14-C	11/16/12	D
10.25+	Amended and Restated Employment Agreement dated July 30, 2010 between Aeolus Pharmaceuticals, Inc. and John L. McManus	8-K	08/02/10	10.4
10.26+	Letter Agreement dated July 10, 2006 between Aeolus Pharmaceuticals, Inc. and McManus & Company, Inc.	8-K	07/10/06	10.2
10.27+	Form of Indemnity Agreement	10-K	12/27/11	10.27
10.28	Terms of Outside Director Compensation	10-K	12/17/04	10.114
10.29+	Form of Incentive Stock Option Agreement	10-Q	02/08/05	10.115
10.30+	Form of Nonqualified Stock Option Agreement	10-Q	02/08/05	10.116
10.31	Subscription Agreement dated June 5, 2006 by and between the Company and the investors whose names appear on the signature pages thereof.	8-K	06/06/06	10.1
10.32	Board Observer Letter dated June 5, 2006 by and among the Company and Efficacy Biotech Master Fund Ltd.	8-K	06/06/06	10.6
10.33+	Consulting Agreement, dated December 1, 2010, between Aeolus Pharmaceuticals, Inc. and Brian J. Day	8-K	12/03/10	10.1
10.34*	Sponsored Research Agreement (Non-Clinical), dated April 12, 2011, by and between the Company and Duke University	10-Q	05/16/11	10.5

Incorporated by Reference To
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
10.35	Securities Purchase Agreement dated August 11, 2010 by and among Aeolus Pharmaceuticals, Inc. and the investors listed therein	8-K	8/12/10	10.1
10.36	Form of Warrant pursuant to Securities Purchase Agreement dated August 11, 2010 by and among Aeolus Pharmaceuticals, Inc. and the investors listed therein	8-K	8/12/10	10.2
10.37	Convertible Promissory Note dated February 7, 2007 issued by Aeolus Pharmaceuticals, Inc. to Elan Pharma International Ltd.	S-1	06/04/07	10.43
10.38	Amendment No. 1 To Convertible Promissory Note dated February 7, 2009 by and between Aeolus Pharmaceuticals, Inc. and Elan Pharma International Limited	8-K	3/16/09	10.1
10.39+	Form of Restricted Share Award Agreement	S-8 POS	3/31/08	99.2
10.40	Securities Purchase and Exchange Agreement dated October 6, 2009 by and among the Company and the investors whose names appear on the signature pages thereof	8-K	10/06/09	10.1
10.41	Amendment Agreement to the Securities Purchase and Exchange Agreement, dated December 24, 2009, by and among the Company and the investors whose names appear on the signature pages thereof	8-K	12/28/09	10.1
10.42+	Intentionally Omitted	8-K	02/16/11	10.1
10.43*	Contract No. HHSO100201100007C, dated February 11, 2011, by and between the Company and the U.S. Department of Health and Human Services Biomedical Advanced Research and Development Authority	10-Q	05/16/11	10.1

10.44*	Research and Manufacturing Agreement, dated February 18, 2011 (the “JMPS Agreement”), by and between the Company and Johnson Matthey Pharmaceutical Materials, Inc. (d/b/a Johnson Matthey Pharma Services).	10-Q	05/16/11	10.2
10.45*	Appendix 2 to the JMPS Agreement, dated February 18, 2011	10-Q	8/14/12	10.4
10.46*	Appendix 3 to the JMPS Agreement, dated April 30, 2012	10-Q	8/14/12	10.5
10.47*	Appendix 4 to the JMPS Agreement, dated April 30, 2012	10-Q	8/14/12	10.6
10.48*	Appendix 5 to the JMPS Agreement, dated April 30, 2012	10-Q	8/14/12	10.7
10.49*	Appendix 6 to the JMPS Agreement, dated April 30, 2012	10-Q	8/14/12	10.8
10.50*	General Management Consulting Assignment, dated February 23, 2011, by and between the Company and Booz Allen Hamilton Inc.	10-Q	05/16/11	10.3
10.51	Form of Securities Purchase Agreement by and among the Company and the investors whose names appear on the signature pages thereof	8-K	4/5/12	10.1

Incorporated by Reference To
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
10.52	Form of Registration Rights Agreement by and among the Company and the investors party thereto	8-K	4/5/12	10.2
10.53	Form of Warrant issued to investors in March and April 2012	8-K	4/5/12	10.3
10.54	Amended and Restated Employment Agreement by and between the Company and John L. McManus	8-K	03/05/13	10.1
21.1	List of Subsidiaries				X
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm				X
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)				X
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a)				X
32.1	Certification by the Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS†	XBRL Instance Document				X
101.SCH†	XBRL Taxonomy Extension Schema Document				X
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document				X

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

Date: December 22, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE(S)	DATE
/s/ John L. McManus
John L. McManus	President and Chief Executive Officer (Principal Executive Officer)	December 22, 2014

/s/ David C. Cavalier
David C. Cavalier	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	December 22, 2014

/s/ David C. Cavalier
David C. Cavalier	Chairman of the Board of Directors	December 22, 2014

/s/ John M. Clerici
John M. Clerici	Director	December 22, 2014

John M. Farah, Jr., Ph.D.	Director	December 22, 2014

/s/ Mitchell D. Kaye
Mitchell D. Kaye	Director	December 22, 2014

/s/ Amit Kumar
Amit Kumar, Ph.D.	Director	December 22, 2014

/s/ Chris A. Rallis
Chris A. Rallis	Director	December 22, 2014

Jeffrey Scott	Director	December 22, 2014