Form 10-K/A
period 2014-09-30
AEOLUS PHARMACEUTICALS, INC.
filed 2015-02-13
CIK 1261734

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”), amends our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, originally filed on December 22, 2014 (the “Original Filing”). The sole purpose of the Amendment is to furnish Exhibit 101 to the Original Filing which contains the XBRL (eXtensible Business Reporting Language) Interactive Data Files for the financial statements and notes included in the Original Filing. Except as described above, no other changes have been made to the Original Filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEOLUS PHARMACEUTICALS, INC.

By: /s/ John L. McManus
John L. McManus
President and Chief Executive Officer

Date: February 13, 2015

Exhibit Number	Description of Document	Filed Herewith
101.INS†	XBRL Instance Document	X
101.SCH†	XBRL Taxonomy Extension Schema Document	X
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document	X

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