Form 10-Q
period 2014-12-31
AEOLUS PHARMACEUTICALS, INC.
filed 2015-02-13
CIK 1261734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014.

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

Large accelerated filer ☐	Non -accelerated filer ☐ (Do not check if a smaller reporting company)

Accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, par value $.01 per share	Outstanding as of February 11, 2015 135,850,068 shares

AEOLUS PHARMACEUTICALS, INC.
FORM 10-Q
For the Quarter Ended December 31, 2014
Table of Contents

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

AEOLUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share data)

	December 31, 2014	September 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$447	$1,517
Accounts receivable	1,812	1,559
Deferred subcontractor cost	424	426
Prepaid and other current assets	65	46
Total current assets	2,748	3,548
Investment in CPEC LLC	32	32
Total assets	$2,780	$3,580

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,261	$1,552
Deferred revenue	441	443
Total current liabilities	1,702	1,995

Total liabilities	1,702	1,995
Commitments and contingencies (Note F)
Stockholders’ equity:
Preferred stock, $.01 par value per share, 10,000,000 shares authorized:
Series A nonredeemable convertible preferred stock, 1,250,000 shares authorized as of December 31, 2014 and September 30, 2014, respectively; no shares issued and outstanding as of December 31, 2014 and September 30, 2014, respectively	—	—
Series B nonredeemable convertible preferred stock, 1,600,000 shares authorized as of December 31, 2014 and September 30, 2014, respectively; 526,080 shares issued and outstanding as of December 31, 2014 and September 30, 2014, respectively	5	5
Common stock, $.01 par value per share, 200,000,000 shares authorized; 135,850,068 shares issued and outstanding as of December 31, 2014 and September 30, 2014, respectively	1,359	1,359
Additional paid-in capital	184,413	184,223
Accumulated deficit	(184,699)	(184,002)
Total stockholders’ equity	1,078	1,585
Total liabilities and stockholders’ equity	$2,780	$3,580

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended December 31,
	2014	2013
Revenue:
Contract revenue	$925	$793
Costs and expenses:
Research and development	973	707
General and administrative	650	781
Total costs and expenses	1,623	1,488
Loss from operations	(698)	(695)

Net loss	$(698)	$(695)
Net loss per weighted share attributable to common stockholders:
Basic	$(698)	$(695)
Diluted	$(698)	$(695)

Basic net loss per common share	$(0.01)	$(0.01)
Diluted net loss per common share	$(0.01)	$(0.01)
Weighted average common shares outstanding:
Basic	135,850	134,550
Diluted	135,850	134,550

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(698)	$(695)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	191	268
Change in assets and liabilities:
Accounts receivable	(253)	(741)
Deferred subcontractor cost	2	(387)
Prepaid and other assets	(19)	1
Accounts payable and accrued expenses	(291)	816
Deferred revenue	(2)	403
Net cash used in operating activities	(1,070)	(335)
Net decrease in cash and cash equivalents	(1,070)	(335)
Cash and cash equivalents at beginning of period	1,517	869
Cash and cash equivalents at end of period	$447	$534

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

Business

Aeolus is a biopharmaceutical company developing a platform of a new class of broad-spectrum, catalytic antioxidant compounds that protect healthy tissue from the damaging effects of oxidative stress. The principal endeavor of the Company is protecting against damaging effects of oxidative stress induced by radiation. Its first compound, AEOL 10150, is being developed as a medical countermeasure against the pulmonary effects of radiation exposure under a contract (“BARDA Contract”) valued at up to $118.4 million with the Biomedical Advanced Research and Development Authority (“BARDA”), a division of the Department of Health and Human Services (“HHS”).  Aeolus is in its fourth year under the BARDA Contract.  Aeolus also receives development support from the National Institutes of Health (“NIH”) for development of the compound as a medical countermeasure against radiation and exposure to chemical and nerve agents.  Additionally, Aeolus is developing AEOL 10150 for the treatment of pulmonary fibrosis and for use in oncology indications in combination with radiation and chemotherapy.  Aeolus’ strategy is to leverage the substantial investment in toxicology, manufacturing, and preclinical and clinical studies made by U.S. government agencies in AEOL 10150, including the BARDA Contract, to efficiently develop the compound for use in pulmonary fibrosis and oncology.

Basis of Presentation

All significant intercompany activity has been eliminated in the preparation of the unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Some information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. The condensed balance sheet at September 30, 2014 was derived from the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014, filed with the Securities and Exchange Commission (the “SEC”) on December 22, 2014.

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

Cash and Cash Equivalents

The Company invests available cash in short-term bank deposits. Cash and cash equivalents include investments with maturities of three months or less at the date of purchase. The carrying value of cash and cash equivalents approximate their fair market value at December 31, 2014 and September 30, 2014 due to their short-term nature.

Significant customers and accounts receivable

For the three months ended December 31, 2014, the Company’s primary customer was BARDA, which comprised 100% of total revenues. As of December 31, 2014, the Company’s receivable balances were comprised 100% from this customer. Unbilled accounts receivable, included in accounts receivable, totaling $1,232,000 and $889,000 as of December 31, 2014 and September 30, 2014, respectively, relate to work that has been performed, though invoicing has not yet occurred. All of the unbilled receivables are expected to be billed and collected within the next 12 months. Accounts receivable are stated at invoice amounts and consist primarily of amounts due from HHS. If necessary, the Company records a provision for doubtful receivables to allow for any amounts which may be unrecoverable. This provision is based upon an analysis of the Company’s prior collection experience, customer creditworthiness and current economic trends. As of December 31, 2014 and September 30, 2014, an allowance for doubtful accounts was not recorded as the collection history from the Company’s customer indicated that collection was probable.

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

Leases

The Company leases office space and office equipment under month to month operating lease agreements. For the three months ended December 31, 2014 and 2013, total rent expense was approximately $10,000 and $10,000, respectively.

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

In its audit opinion issued in connection with the Company’s consolidated financial statements for the fiscal year September 30, 2014 and 2013, the Company’s independent registered public accounting firm expressed substantial doubt about the Company’s ability to continue as a going concern given the Company’s recurring net losses, negative cash flows from operations and working capital deficiency. The Company had cash and cash equivalents of $447,000 on December 31, 2014, and $1,517,000 on September 30, 2014.  The decrease in cash was primarily due to cash used in operating activities.

The Company has incurred significant losses since its inception. At December 31, 2014, the Company’s accumulated deficit was $184,699,000. This raises substantial doubt about Aeolus’ ability to continue as a going concern, which will be dependent on the Company’s ability to generate sufficient cash flows to meet the Company’s obligations on a timely basis, obtain additional financing and, ultimately, achieve operating profits through product sales or BARDA procurements. The Company intends to explore strategic and financial alternatives, which may include a merger or acquisition with or by another company, the sale of shares of stock and/or convertible debentures, the establishment of new collaborations for current research programs that include initial cash payments and on-going research support and the out-licensing of the Company’s compounds for development by a third party. The Company believes that without additional investment capital it will not have sufficient cash to fund its activities in the near future, and will not be able to continue operating. As such, the Company’s continuation as a going concern is dependent upon its ability to raise additional financing. If the Company is unable to obtain additional financing to fund operations, it will need to eliminate some or all of its activities, merge with another company, sell some or all of its assets to another company, or cease operations entirely. There can be no assurance that the Company will be able to obtain additional financing on acceptable terms or at all, or that the Company will be able to merge with another Company or sell any or all of its assets.

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

As of December 31, 2014, 526,080 shares of Series B Stock were outstanding, all of which were held by Elan. Each share of Series B Stock was convertible into one share of common stock as of December 31, 2014.

There were no shares of Series A Convertible Preferred Stock issued or outstanding as of December 31, 2014.

Common Stock

The Certificate of Incorporation of Aeolus authorizes the issuance of up to 200,000,000 shares of Common Stock, at a par value of $.01 per share.  As of December 31, 2014, 135,850,068 shares of Common Stock were outstanding

Dividends

The Company has never paid a cash dividend on its common stock and does not anticipate paying cash dividends on its common stock in the foreseeable future. If the Company pays a cash dividend on its common stock, it also must pay the same dividend on an as converted basis on its outstanding Series B Stock.

Warrants

As of December 31, 2014, warrants to purchase an aggregate of 16,029,627 shares of common stock were outstanding with a weighted average exercise price of $0.29 per share. Details of the warrants for common stock outstanding at December 31, 2014 are as follows:

Number of Shares	Exercise Price	Expiration Date
50,000	$0.38	April 2015
50,000	$0.50	May 2016
50,000	$0.50	July 2016
50,000	$1.00	July 2016
50,000	$1.50	July 2016
50,000	$2.00	July 2016
50,000	$2.50	July 2016
1,337,627	$0.40	March 2017
325,000	$0.40	April 2017
300,000	$0.258	June 2017
50,000	$0.26	June 2017
140,000	$0.35	October 2017
12,285,000	$0.25	February 2018
1,242,000	$0.25	March 2018
16,029,627

As of December 31, 2014, one warrant to purchase an aggregate of 896,037 shares of preferred stock was outstanding. The warrant has an exercise price of $0.01 per share and expires in February 2016.

Below is a summary of warrant activity (“common and preferred”) for the three months ended December 31, 2014:

Weighted Average
	Number of Shares	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at 9/30/2014	16,925,664	$0.27	3.1	$215,048
Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Expired or Canceled	-	$-	-	$-
Forfeited	-	$-	-	$-
Vested	-	$-	-	$-
Outstanding at 12/31/2014	16,925,664	$0.27	2.9	$197,128

D.	Stock-Based Compensation

Below is a summary of stock option activity for the three months ended December 31, 2014:

		Weighted Average
	Number of Shares	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at 9/30/2014	11,596,591	$0.43	6.1	$1
Granted	525,000	$0.24	-	$-
Exercised	-	$-	-	$-
Expired or Canceled	(7,500)	$1.27	-	$-
Forfeited	-	$-	-	$-
Outstanding at 12/31/2014	12,114,091	$0.43	6.0	$-

For the three months ended December 31, 2014, all stock options were granted with an exercise price at or above the fair market value of the Company’s common stock on the date of grant.

The details of stock options for the three months ended December 31, 2014 were as follows:

	Options Outstanding			Options Exercisable
			Weighted			Weighted
	Number	Weighted	Average	Number	Weighted	Average
Range of	Outstanding	Average	Remaining	Exercisable	Average	Remaining
Exercise	at December 31,	Exercise	Contractual	At December 31,	Exercise	Contractual
Prices	2014	Price	Life (in years)	2014	Price	Life (in years)
$0.23-$0.30	2,912,500	$0.28	6.92	2,412,498	$0.28	6.35
$0.31-$0.40	6,501,500	$0.39	6.57	6,501,500	$0.39	6.57
$0.41-$0.50	502,000	$0.45	6.99	502,000	$0.45	6.99
$0.51-$0.60	963,750	$0.59	4.39	963,750	$0.59	4.39
$0.61-$0.70	66,500	$0.68	1.63	66,500	$0.68	1.63
$0.71-$0.80	382,250	$0.75	2.41	382,250	$0.75	2.41
$0.81-$0.90	697,091	$0.88	1.76	697,091	$0.88	1.76
$0.91-$1.00	44,500	$0.94	0.74	44,500	$0.94	0.74
$1.01-$1.10	14,000	$1.03	0.91	14,000	$1.03	0.91
$1.10-$1.19	30,000	$1.14	0.89	30,000	$1.14	0.89

Stock-based compensation expense recognized in the statement of operations is as follows (in thousands):

	For the three months ended
	December 31,
	2014	2013
Research and Development Expenses	$-	$6
General and Administrative Expenses	191	262
	$191	$268

The total deferred compensation expense for outstanding and unvested stock options for the three months ended December 31, 2014 was $95,000. The weighted average remaining recognition period for the total deferred compensation expense is approximately eight months. The fair value of the options associated with the above compensation expense was determined at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the three months ended December 31,
	2014	2013
Dividend yield	0%	0%
Pre-vest forfeiture rate	1.85%	0%
Expected volatility	144.09%	156.27%
Risk-free interest rate	1.74%	0.86%
Expected term	5.27 years	5.27 years

E.	Net Income (Loss) Per Common Share

The Company computes basic net income (loss) per weighted average share attributable to common stockholders using the weighted average number of shares of common stock outstanding during the period. The Company computes diluted net income (loss) per weighted average share attributable to common stockholders using the weighted average number of shares of common and dilutive potential common shares outstanding during the period. Potential common shares outstanding consist of stock options, convertible debt, warrants and convertible preferred stock using the treasury stock method and are excluded if their effect is anti-dilutive. Diluted weighted average common shares did not include any incremental shares for the three months ended December 31, 2014 or the three months ended December 31, 2013. Diluted weighted average common shares excluded incremental shares of approximately 29,566,000 and 30,454,000, respectively, for the fiscal year 2014 and 2013, due to their anti-dilutive effect.

	For three months ended December 31,
	2014	2013
Numerator:
Net income (loss)	$(698)	$(695)
Net income attributable to participating securities	—	—
Net income (loss) attributable to common stockholders – basic	$(698)	$(695)

Net income (loss)	$(698)	$(695)
Less gain (loss) attributable to participating securities	—	—
Net income (loss) attributable to common stockholders – diluted	$(698)	$(695)
Denominator:
Weighted-average shares used in computing net income per share attributable to common stockholders – basic	135,850	134,550
Effect of potentially dilutive securities:
Common stock warrants	—	—
Convertible preferred warrants	—	—
Convertible preferred stock	—	—
Common stock options	—	—
Non-participating common stock warrants	—	—
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders – diluted	135,850	134,550
Basic net income per common share	$(0.01)	$(0.01)
Diluted net income (loss) per common share	$(0.01)	$(0.01)

F.	Commitments

The Company acquires assets still in development and enters into research and development arrangements with third parties that often require milestone and royalty payments to the third party contingent upon the occurrence of certain future events linked to the success of the asset in development. Milestone payments may be required, contingent upon the successful achievement of an important point in the development life-cycle of the pharmaceutical product (e.g., approval of the product for marketing by a regulatory agency). If required by the arrangement, the Company may have to make royalty payments based upon a percentage of the sales of the pharmaceutical product in the event that regulatory approval for marketing is obtained. Because of the contingent nature of these payments, they are not included in the table of contractual obligations. No milestones have been met, nor have any payments been paid, as of December 31, 2014.

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

This report contains, in addition to historical information, statements by us with respect to expectations about our business and future results which are “forward-looking” statements under the Private Securities Litigation Reform Act of 1995. These statements and other statements made elsewhere by us or by our representatives, which are identified or qualified by words such as “likely,” “will,” “suggests,” “expects,” “might,” “believe,” “could,” “should,” “may,” “estimates,” “potential,” “predict,” “continue,” “would,” “anticipates,” “plans,” or similar expressions, are based on a number of assumptions that are subject to risks and uncertainties. Such statements include, but are not limited to, those relating to our product candidates and funding options, as well as our proprietary technologies and uncertainties and other factors that may cause our actual results to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Important factors that could cause results to differ include risks associated with uncertainties of progress and timing of clinical trials, scientific testing, obtaining regulatory approval, the need to obtain (and obtaining) funding for pre-clinical and clinical trials and operations, the scope and validity of intellectual property protection for our product candidates, proprietary technologies and their uses, new accounting and Securities and Exchange Commission (“SEC”) requirements and competition from other biopharmaceutical companies. Certain of these factors and others are more fully described in our filings with the SEC, including, but not limited to, our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, filed with the SEC on December 22, 2014. All forward-looking statements are based on information available as of the date hereof, and we do not assume any obligation to update such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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

Our primary development program is the advanced development of 10150 for Lung-ARS and DEARE.  On February 11, 2011, we signed a five-year, cost-plus contract with BARDA for the development of 10150 as a MCM against Lung-ARS.  BARDA is the government agency responsible for the advanced development and purchase of medical countermeasures for chemical, biological, radiological and nuclear threats.  The contract funds the advanced development of 10150, as described herein, through approval by the FDA under 21 CFR Part 314 Subpart I and Part 601 Subpart H (the “Animal Rule.”)  The Animal Rule allows for approval of drugs using only animal studies when human clinical trials cannot be conducted ethically.  The goal of the BARDA Contract is to obtain FDA approval for 10150 as a MCM for Lung-ARS.  In addition, the BARDA Contract is designed to prepare 10150 for potential procurement to the SNS.

Pursuant to the BARDA Contract we were awarded approximately $10.4 million for the base period of the contract (from February 2011 to April 2012). On April 16, 2012, we announced that BARDA had exercised two options under the BARDA Contract worth approximately $9.1 million. On September 17, 2013, we announced that BARDA had exercised $6.0 million in additional contract options. On May 07, 2014, we announced that BARDA had exercised a Contract Modification worth approximately $1.8 million.  The Contract Modification allowed Aeolus to reconcile actual costs incurred with billings under the original provisional indirect billing rate. It established a new provisional indirect billing rate and placed a cap on the current and future provisional indirect billing rates.   The Contract Modification brings the total contract value exercised as of September 30, 2014 to approximately $27.3 million.  We may receive up to an additional $91.1 million in options exercisable over the remaining years of the BARDA Contract.  Options are exercised based on the progress of the development program, including the completion of clinical trials or manufacturing tasks under previously exercised options.  The final goal of the contract is to achieve FDA approval for 10150 and the development of commercial manufacturing capability.  In order to achieve these goals, we believe it will be necessary to exercise the majority of the options in the contract. We also believe that BARDA is likely to continue to exercise options as long as 10150 continues to demonstrate efficacy and safety in animal testing for Lung-ARS.  In the event we begin sales to the U.S. government following the filing of a pre-EUA application, we believe that BARDA is likely to exercise the majority of the remaining options under the contract.  One of the requirements of an EUA is that the development program continues towards the goal of FDA approval. If all of the options are exercised by BARDA, the total value of the contract would be approximately $118.4 million.

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

Pursuant to the Statement of Work in the BARDA Contract, we planned to provide the data necessary for filing a pre-EUA application in the second half of 2014.  In August 2014, we filed an Investigational New Drug (“IND”) application with the Division of Medical Imaging Products of the U.S. Food & Drug Administration (“FDA”) for 10150 as a treatment for Lung-ARS.  On September 4, 2014, the Company announced positive results from a study in non-human primates exposed to lethal radiation and treated with 10150. The study demonstrated that administration of 10150 24 hours after exposure to lethal radiation impacted survival at six months post-exposure as follows: survival in the 60 day treatment group was 50%, compared to 25% survival in the radiation only untreated control group. The data from this study, combined with development work completed in manufacturing and human safety data, will form the basis for a pre-EUA application. On September 22, 2014, we received a letter from the FDA placing our proposed Phase I study in healthy normal volunteers for 10150 as a treatment for Lung-ARS on clinical hold.  The FDA provided the Company with specific concerns that need to be addressed in order to allow for the initiation of studies in healthy normal volunteers.  In consultation with BARDA, the Company has submitted a mitigation strategy to the FDA for their review and feedback.  Although the Phase I safety study is part of the development plan with BARDA, the clinical hold does not prevent progress on the other elements of the Contract related to animal efficacy studies, manufacturing or other areas. Furthermore, the Company plans to file a separate IND for non-small cell lung cancer and for lung fibrosis during the first half of 2015, and then initiate Phase I studies upon clearance from the FDA for these indications.  These studies are outside the scope of the BARDA contract and we would require additional funding to complete them.  Data from these Phase I studies could provide further support for allowance of the Phase I study in healthy normal volunteers and could also be used to support the human safety requirement for the pre-EUA filing and filing for approval under the Animal Rule.

We have also benefitted from research funded by grants for a variety of other programs involving 10150 and programs other than 10150.  These grants, as well as the particular areas where we have identified commercialization and development opportunities are described in greater detail in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, filed with the SEC on December 22, 2014.  Since substantially all of our revenues, expenses and liquidity sources and uses for the periods covered by this report on Form 10-Q are associated with 10150 for Lung-ARS, this report focuses on such material developments, results and trends with respect to 10150 for Lung-ARS for the period covered hereby.

In addition, we believe that our development of 10150 for use in oncology is important since it could be used in combination with radiation and chemotherapy as both a therapeutic and prophylactic drug. Pre-clinical studies at Duke University have demonstrated that 10150 does not interfere with the benefit of radiation therapy or chemotherapy in prostate and lung cancer.  These studies also demonstrated that 10150 displays anti-tumor activity.

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

BARDA Contract

On February 11, 2011, we signed a five-year, cost-plus contract with BARDA for the development of 10150 as a MCM against Lung-ARS (the “BARDA Contract”).  BARDA is the government agency responsible for the advanced development and purchase of medical countermeasures for chemical, biological, radiological and nuclear threats.  The contract funds the advanced development of 10150, as described herein, through approval by the FDA under 21 CFR Part 314 Subpart I and Part 601 Subpart H (the “Animal Rule.”)  The Animal Rule allows for approval of drugs using only animal studies when human clinical trials cannot be conducted ethically.

Pursuant to the BARDA Contract we were awarded approximately $10.4 million for the base period of the contract (from February 2011 to April 2012). On April 16, 2012, we announced that BARDA had exercised two options under the BARDA Contract worth approximately $9.1 million. On September 17, 2013, we announced that BARDA had exercised $6.0 million in additional contract options. On May 5, 2014, we announced that BARDA had exercised a Contract Modification worth approximately $1.8 million, bringing the total exercised contract value as of September 30, 2014 to $27.3 million.  We may receive up to an additional $91.1 million in options exercisable over the remaining years of the contract.  Options are exercised based on the progress of the development program, including the completion of clinical trials or manufacturing tasks under previously exercised options.  The final goal of the contract is to achieve FDA approval for 10150 and the development of commercial manufacturing capability.  In order to achieve these goals, we believe it will be necessary to exercise the majority of the options in the contract. We also believe that BARDA is likely to continue to exercise options as long as 10150 continues to perform in testing for Lung-ARS.  In the event we begin sales to the U.S. government following a pre-EUA application, we believe that BARDA is highly likely to exercise the majority of the remaining options under the contract.  One of the requirements of an EUA is that the development program continues towards the goal of FDA approval. If all of the options are exercised by BARDA, the total value of the contract would be approximately $118.4 million.

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

Among the key deliverables accomplished in the program, we delivered a final report on the survival data from our  efficacy study in non-human primates, prepared a Fast Track filing for AEOL 10150 in Lung-ARS, completed murine extended natural history, duration of treatment and delayed treatment studies,  completed studies to identify biomarkers for use in Lung-ARS studies,  completed additional pharmacokinetic pharmacodynamics work and completed an absorption, distribution, metabolism and excretion (“ADME”) study in the new formulation for AEOL 10150.

 In the event BARDA exercises the remaining options under the contract, we expect to conduct, among other things, bulk drug and final drug product manufacturing, stability studies, animal pivotal efficacy studies, human clinical safety studies and Phase I, Phase II and pre-new drug application (“NDA”) meetings and applications with the FDA.

On September 4, 2014, Aeolus presented the results and deliverables that had been produced during the first 28 months of the contract at an "In-Progress Review" meeting with BARDA, and requested the exercise of additional contract options.  At the meeting, Aeolus presented results from a large study in non-human primates (NHPs) demonstrating that treatment with 10150 resulted in 50% survival in the 60 day treatment group compared to 25% survival in the untreated control group at 180 days after radiation exposure to the whole thorax.

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

As of December 31, 2014, the total contract value exercised by BARDA under the BARDA Contract is $27.3 million. From inception of the BARDA Contract, we have billed BARDA approximately $25.8 million.

Results of Operations

Three months ended December 31, 2014 versus three months ended December 31, 2013

We had net loss of $698,000 and net loss of $695,000 and cash outflows from operations of $1,070,000 and $335,000 for the three months ended December 31, 2014 and December 31, 2013, respectively.  The increase in cash outflows in the current period was primarily attributable to the timing of cash flows related to accounts payable.

Revenue for the three months ended December 31, 2014 was $925,000, which compares to $793,000 for the three months ended December 31, 2013. The revenue is from the collaboration with BARDA announced on February 11, 2011.  The increase in revenue is primarily attributable to the timing of work performed and billing for that work under the BARDA Contract. Since being awarded the BARDA Contract, we generate contract revenue from a cost-plus fee arrangement. Revenues on reimbursable contracts are recognized as costs are incurred, generally based on allowable costs incurred during the period, plus any recognizable earned fee. We consider fixed fees under cost-plus fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract.

Research and Development (“R&D”) expenses increased $266,000, or 38%, to $973,000 for the three months ended December 31, 2014 from $707,000 for the three months ended December 31, 2013. The increase is primarily attributable to the timing of work performed under the BARDA Contract. We currently have eight development programs in progress: studies of 10150 as a medical countermeasure against the effects of radiation on the lungs, against the effects of sulfur mustard gas and chlorine gas on the lungs, against the effects of radiation on the lungs, against the effects of nerve gas exposure, as a treatment for cancer, as a treatment for IPF and studies of 1114B, 11203 and 11207 as potential treatments for Parkinson’s Disease and epilepsy.

General and administrative (“G&A”) expenses decreased $131,000, or 17%, to $650,000 for the three months ended December 31, 2014 from $781,000 for the three months ended December 31, 2013. Stock based compensation decreased by $71,000 as a result of decreased grant activity.

Liquidity and Capital Resources

We had cash and cash equivalents of $447,000 on December 31, 2014, and $1,517,000 on September 30, 2014. The decrease in cash was primarily due to cash used in operating activities.

We had net loss of $698,000 for the three months ended December 31, 2014. We had cash outflows from operations of $1,070,000. We expect to incur additional losses and negative cash flow from operations during the remainder of fiscal year 2015 and for several more years.

On February 11, 2011, we were awarded the BARDA Contract to fund the development of AEOL 10150 as a medical countermeasure for Lung-ARS from its current status to FDA approval in response to Special Instructions Amendment 4 to a Broad Agency Announcement (BAA-BARDA-09-34) for advanced research and development of medical countermeasures for chemical, biological, radiological and nuclear threats.  The contract value could be up to $118.4 million depending on options exercised by BARDA and the requirements for approval by the FDA.  Under the BARDA Contract, substantially all of the costs of the development of AEOL 10150 as a medical countermeasure for pulmonary injuries resulting from an acute exposure to radiation from a radiological/nuclear accident or attack, particularly injuries associated with ARS or Delayed Effects of Acute Radiation Exposure would be paid for by the U.S. government through BARDA funding.  We recognized $925,000 in revenue during the quarter ended December 31, 2014 related to the BARDA Contract. The BARDA Contract includes provisions to cover some, but not all, general corporate overhead as well as a small provision for profit. The net impact of the BARDA Contract on our liquidity is that our projected cash burn has been reduced. Certain costs, typically those of being a public company, like legal costs associated with being a public company, Investor Relations/Public Relations costs and patent-related costs, are not included in overhead reimbursement in the BARDA Contract.  In order to fund on-going operating cash requirements or to accelerate or expand our oncology and other programs we may need to raise significant additional funds.

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

As of December 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial and Accounting Officer), of the effectiveness of our disclosure controls and procedures required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2014 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors

As of December 31, 2014, there have not been any material changes from the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, which was filed with the SEC on December 22, 2014.

Item 6.	Exhibits

The following exhibits relate to agreements, arrangements or obligations that have arisen, been entered into or became effective or amended during the reporting period covered by the Form 10-Q:

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

AEOLUS PHARMACEUTICALS, INC.

Date: February 13, 2015	By	/s/ John L. McManus
John L. McManus
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ David Cavalier
David Cavalier
Chairman, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)