Form 10-Q
period 2015-06-30
AEOLUS PHARMACEUTICALS, INC.
filed 2015-08-14
CIK 1261734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015.

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

Large accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, par value $.01 per share	Outstanding as of August 14, 2015 135,930,068 shares

LEGAL_US_W # 75091926.2

AEOLUS PHARMACEUTICALS, INC.
FORM 10-Q
For the Quarter Ended June 30, 2015
Table of Contents

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

Condensed Consolidated Balance Sheets as of June 30, 2015 and September 30, 2014 (unaudited)	3

Condensed Consolidated Statements of Operations for the Three and Nine Months ended June 30, 2015 and 2014 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Nine Months ended June 30, 2015 and 2014 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II.	OTHER INFORMATION	21

Item 1A.	Risk Factors	21

Item 6.	Exhibits	21

SIGNATURES	23

LEGAL_US_W # 75091926.2

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
AEOLUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	June 30, 2015	September 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$416	$1,517
Accounts receivable	656	1,559
Deferred subcontractor cost	28	426
Prepaids and other current assets	73	46
Total current assets	1,173	3,548
Investment in CPEC LLC	32	32
Total assets	$1,205	$3,580

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,465	$1,552
Deferred revenue	29	443
Total current liabilities	1,494	1,995

Total liabilities	1,494	1,995
Commitments and Contingencies (Note F)
Stockholders’ (deficit) equity:
Preferred stock, $.01 par value per share, 10,000,000 shares authorized:
Series A nonredeemable convertible preferred stock, 1,250,000 shares authorized as of June 30, 2015 and September 30, 2014, respectively; no shares issued and outstanding as of June 30, 2015 and September 30, 2014, respectively	—	—
Series B nonredeemable convertible preferred stock, 1,600,000 and 1,600,000 shares authorized as of June 30, 2015 and September 30, 2014, respectively; 526,080 and 526,080 shares issued and outstanding as of June 30, 2015 and September 30, 2014, respectively	5	5
Common stock, $.01 par value per share, 200,000,000 shares authorized; 135,930,068 shares issued and outstanding as of June 30, 2015 and September 30, 2014, respectively	1,359	1,359
Additional paid-in capital	184,543	184,223
Accumulated deficit	(186,196)	(184,002)
Total stockholders’ (deficit) equity	(289)	1,585
Total liabilities and stockholders’ (deficit) equity	$1,205	$3,580

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEGAL_US_W # 75091926.2

AEOLUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Contract Revenue	$63	$4,983	$2,177	$7,214
Costs and expenses:
Research and development	269	2,829	2,539	4,709
General and administrative	578	577	1,832	2,059
Total costs and expenses	847	3,406	4,371	6,769
Net (loss) income from operations	(784)	1,576	(2,194)	445

Net (loss) income	$(784)	$1,576	$(2,194)	$445
Net (loss) income per weighted share attributable to common stockholders:
Basic (Note E)	$(0.01)	$0.01	$(0.02)	$0.00
Diluted (Note E)	$(0.01)	$0.01	$(0.02)	$0.00
Weighted average common shares outstanding:
Basic	135,900	134,550	135,867	134,550
Diluted	135,900	136,861	135,867	136,829

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEGAL_US_W # 75091926.2

AEOLUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(2,194)	$445
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock-based compensation	300	485
Change in assets and liabilities:
Accounts receivable	903	(2,349)
Deferred subcontractor cost	398	(138)
Prepaid and other assets	(27)	(31)
Accounts payable and accrued expenses	(87)	1,846
Deferred revenue	(414)	143
Net cash (used in) provided by operating activities	(1,121)	403

Cash flows from financing activities:
Proceeds from exercise of common stock warrants	20	—
Net cash provided by financing activities	20	—
Net (decrease) increase in cash and cash equivalents	(1,101)	403
Cash and cash equivalents at beginning of period	1,517	869
Cash and cash equivalents at end of period	$416	$1,272

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEGAL_US_W # 75091926.2

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

Business

Aeolus is a biopharmaceutical company developing a platform of a new class of broad-spectrum, catalytic antioxidant compounds that protect healthy tissue from the damaging effects of oxidative stress. The principal endeavor of the Company is protecting against damaging effects of oxidative stress induced by radiation. Its first compound, AEOL 10150, is being developed as a medical countermeasure (“MCM”) against the pulmonary and delayed effects of radiation exposure (“Lung-ARS” and “DEARE”) under a contract (“BARDA Contract”) valued at up to $118.4 million with the Biomedical Advanced Research and Development Authority (“BARDA”), a division of the Department of Health and Human Services (“HHS”).  Aeolus is in its fifth year under the BARDA Contract.  Aeolus also receives development support from the National Institutes of Health (“NIH”) for development of the compound as a MCM against exposure to chemical and nerve agents.  Additionally, Aeolus is developing AEOL 10150 for the treatment of pulmonary fibrosis and for use in oncology indications in combination with radiation and chemotherapy.  Aeolus’ strategy is to leverage the substantial investment in toxicology, manufacturing, and preclinical and clinical studies made by U.S. government agencies in AEOL 10150, including the BARDA Contract, to efficiently develop the compound for use in pulmonary fibrosis and oncology.

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

Cash and Cash Equivalents

The Company invests available cash in short-term bank deposits. Cash and cash equivalents include investments with maturities of three months or less at the date of purchase. The carrying value of cash and cash equivalents approximate their fair market value at June 30, 2015 and September 30, 2014 due to their short-term nature.

Significant customers and accounts receivable

LEGAL_US_W # 75091926.2

For the nine months ended June 30, 2015, the Company’s primary customer was BARDA, which comprised 100% of total revenues. As of June 30, 2015, the Company’s receivable balances were comprised 100% from this customer. Unbilled accounts receivable, included in accounts receivable, totaling $623,000 and $889,000 as of June 30, 2015 and September 30, 2014, respectively, relate to work that has been performed, though invoicing has not yet occurred. All of the unbilled receivables are expected to be billed and collected within the next 12 months. Accounts receivable are stated at invoice amounts and consist primarily of amounts due from HHS. If necessary, the Company records a provision for doubtful receivables to allow for any amounts that may be unrecoverable. This provision is based upon an analysis of the Company’s prior collection experience, customer creditworthiness and current economic trends. As of June 30, 2015 and September 30, 2014, an allowance for doubtful accounts was not recorded as the collection history from the Company’s customer indicated that collection was probable.

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

Revenue Recognition

Aeolus recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 605 Revenue Recognition and ASC 912 Federal Government Contractors.  Revenue is recognized when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery (or passage of title) has occurred or services have been rendered, (iii) the seller’s price to the buyer is fixed or determinable, and (iv) collectability is reasonably assured.

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

Fair Value Measurements

The Company adopted ASC Topic 820, Fair Value Measurements and Disclosures, for financial and non-financial assets and liabilities.

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

LEGAL_US_W # 75091926.2

Leases

The Company leases office space and office equipment under month to month operating lease agreements. For the nine months ended June 30, 2015 and 2014, total rent expense was approximately $32,000 and $31,000, respectively.

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

In its audit opinion issued in connection with the Company’s consolidated financial statements for the fiscal years September 30, 2014 and 2013, the Company’s independent registered public accounting firm’s audit opinion expressed substantial doubt about the Company’s ability to continue as a going concern given the Company’s recurring net losses, negative cash flows from operations and working capital deficiency. The Company had cash and cash equivalents of $416,000 on June 30, 2015, and $1,517,000 on September 30, 2014.  The decrease in cash was primarily due to cash used in operating activities.

LEGAL_US_W # 75091926.2

The Company has incurred significant losses since its inception. At June 30, 2015, the Company’s accumulated deficit was $186,196,000. This raises substantial doubt about Aeolus’ ability to continue as a going concern, which will be dependent on the Company’s ability to generate sufficient cash flows to meet the Company’s obligations on a timely basis, obtain additional financing and, ultimately, achieve operating profits through product sales or BARDA procurements. The Company intends to explore strategic and financial alternatives, which may include a merger or acquisition with or by another company, the sale of shares of stock and/or convertible debentures, the establishment of new collaborations for current research programs that include initial cash payments and on-going research support and the out-licensing of the Company’s compounds for development by a third party. The Company believes that without additional investment capital it will not have sufficient cash to fund its activities in the near future, and will not be able to continue operating. As such, the Company’s continuation as a going concern is dependent upon its ability to raise additional financing. If the Company is unable to obtain additional financing to fund operations, it will need to eliminate some or all of its activities, merge with another company, sell some or all of its assets to another company, or cease operations entirely. There can be no assurance that the Company will be able to obtain additional financing on acceptable terms or at all, or that the Company will be able to merge with another Company or sell any or all of its assets.

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

As of June 30, 2015, 526,080 shares of Series B Stock were outstanding, all of which were held by Elan Corporation, plc. Each share of Series B Stock was convertible into one share of common stock as of June 30, 2015.

There were no shares of Series A Convertible Preferred Stock issued or outstanding as of June 30, 2015.

Common Stock

The Certificate of Incorporation of Aeolus authorizes the issuance of up to 200,000,000 shares of Common Stock, at a par value of $.01 per share.  As of June 30, 2015, 135,930,068 shares of Common Stock were outstanding.

Dividends

The Company has never paid a cash dividend on its common stock and does not anticipate paying cash dividends on its common stock in the foreseeable future. If the Company pays a cash dividend on its common stock, it also must pay the same dividend on an as converted basis on its outstanding Series B Stock.

Warrants

LEGAL_US_W # 75091926.2

As of June 30, 2015, warrants to purchase an aggregate of 15,949,627 shares of common stock were outstanding with a weighted average exercise price of $0.29 per share. Details of the warrants for common stock outstanding at June 30, 2015 are as follows:

Number of Shares	Exercise Price	Expiration Date
50,000	$0.50	May 2016
50,000	$0.50	July 2016
50,000	$1.00	July 2016
50,000	$1.50	July 2016
50,000	$2.00	July 2016
50,000	$2.50	July 2016
1,337,627	$0.40	March 2017
325,000	$0.40	April 2017
300,000	$0.258	June 2017
50,000	$0.26	June 2017
140,000	$0.35	October 2017
12,205,000	$0.25	February 2018
1,242,000	$0.25	March 2018
50,000	$0.49	January 2020
15,949,627

As of June 30, 2015, one warrant to purchase an aggregate of 896,037 shares of preferred stock was outstanding. The warrant has an exercise price of $0.01 per share and expires in February 2016.

Below is a summary of warrant activity (“common and preferred”) for the nine months ended June 30, 2015:

		Weighted Average
	Number of Shares	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at 9/30/2014	16,925,664	$0.27	3.1	$206,089
Granted	50,000	$0.49	4.8	$-
Exercised	80,000	$0.25	-	$10,975
Expired or Canceled	50,000	$0.38	-	$-
Forfeited	-	$-	-	$-
Vested	-	$-	-	$-
Outstanding at 6/30/2015	16,845,664	$0.27	2.4	$652,940

As of June 30, 2014, one warrant to purchase an aggregate of 896,037 shares of preferred stock was outstanding. The warrant has an exercise price of $0.01 per share and expires in February 2016.

Below is a summary of warrant activity (“common and preferred”) for the nine months ended June 30, 2014:

LEGAL_US_W # 75091926.2

		Weighted Average
	Number of Shares	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at 9/30/2013	18,775,664	$0.29	4.05	$693,340
Granted	50,000	$0.26	-	$-
Exercised	-	$-	-	$-
Expired or Canceled	(550,000)	$0.89	-	$-
Forfeited	-	$-	-	$-
Vested	-	$-	-	$-
Outstanding at 6/30/2014	18,275,664	$0.27	3.41	$1,981,583

D.	Stock-Based Compensation

Below is a summary of stock option activity for the nine months ended June 30, 2015:

		Weighted Average
	Number of Shares	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at 9/30/2014	11,671,591	$0.43	6.1	$675
Granted	775,000	$0.25	-	$-
Exercised	-	$-	-	$-
Expired or Canceled	(42,500)	$0.82	-	$-
Forfeited	-	$-	-	$-
Outstanding at 6/30/2015	12,404,091	$0.42	5.6	$41,395

For the nine months ended June 30, 2015, all stock options were granted with an exercise price at or above the fair market value of the Company’s common stock on the date of grant.

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

For the nine months ended June 30, 2014, all stock options were granted with an exercise price at or above the fair market value of the Company’s common stock on the date of grant.

LEGAL_US_W # 75091926.2

The details of stock options for the nine months ended June 30, 2015 were as follows:

	Options Outstanding			Options Exercisable
			Weighted			Weighted
	Number	Weighted	Average	Number	Weighted	Average
Range of	Outstanding	Average	Remaining	Exercisable	Average	Remaining
Exercise	at June	Exercise	Contractual	At June	Exercise	Contractual
Prices	30, 2015	Price	Life (in years)	30, 2015	Price	Life (in years)
$0.23-$0.30	3,162,500	$0.27	6.68	2,799,998	$0.28	6.32
$0.31-$0.40	6,551,500	$0.39	6.08	6,551,500	$0.39	6.08
$0.41-$0.50	502,000	$0.45	6.50	502,000	$0.45	6.50
$0.51-$0.60	982,250	$0.59	3.96	982,250	$0.59	3.96
$0.61-$0.70	60,000	$0.68	1.28	60,000	$0.68	1.28
$0.71-$0.80	366,750	$0.75	2.00	366,750	$0.75	2.00
$0.81-$0.90	690,591	$0.88	1.28	690,591	$0.88	1.28
$0.91-$1.00	44,500	$0.94	0.24	44,500	$0.94	0.24
$1.01-$1.10	14,000	$1.03	0.42	14,000	$1.03	0.42
$1.10-$1.19	30,000	$1.14	0.40	30,000	$1.14	0.40

Stock-based compensation expense recognized in the statement of operations is as follows (in thousands):

	For the three months ended June 30,		For the nine months ended June 30,
	2015	2014	2015	2014
Research and Development Expenses	$—	$—	$—	$11
General and Administrative Expenses	43	23	301	474
	$43	$23	$301	$485

The total deferred compensation expense for outstanding and unvested stock options for the nine months ended June 30, 2015 was $65,000. The weighted average remaining recognition period for the total deferred compensation expense is approximately six months. The fair value of the options associated with the above compensation expense was determined at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the three months ended June 30,				For the nine months ended June 30,
	2015		2014		2015	2014
Dividend yield	—	*	—	*	—	—	*
Pre-vest forfeiture rate	—	*	—	*	5.01	—	*
Expected volatility	—	*	—	*	138.09	—	*
Risk-free interest rate	—	*	—	*	1.71	—	*
Expected term	—	*	—	*	5.27	—	*

* No stock options were granted for the three months ended June 30, 2015 and the three and nine months ended June 30, 2014

E.	Net Income (Loss) Per Common Share

The Company computes basic net income (loss) per weighted average share attributable to common stockholders using the weighted average number of shares of common stock outstanding during the period. The Company computes diluted net income (loss) per weighted average share attributable to common stockholders using the weighted average number of shares of common and dilutive potential common shares outstanding during the period. Potential common shares outstanding consist of stock options, convertible debt, warrants and convertible preferred stock using the treasury stock method and are excluded if their effect is anti-dilutive. Diluted weighted average common shares did not include any incremental shares for the nine months ended June 30, 2015 and 2014 issuable upon the exercise or conversion of convertible debt, stock options to purchase common stock, convertible preferred stock and warrants to purchase common stock. Diluted weighted average common shares excluded incremental shares of approximately 29,250,000 and 2,295,000 for the nine months ended June 30, 2015 and 2014, respectively, due to their anti-dilutive effect.

LEGAL_US_W # 75091926.2

	For the three months		For the nine months
	ended June 30,		ended June 30,
	2015	2014	2015	2014
	(in thousands, except per share data)
Numerator:
Net income (loss)	$(784)	$1,576	$(2,194)	$445
Less net income (loss) attributable to participating securities	-	16	-	5
Net income (loss) attributable to common stockholders – basic	$(784)	$1,560	$(2,194)	$440

Net income (loss)	$(784)	$1,576	$(2,194)	$445
Less gain (loss) on warrant liability for participating common warrants	-	-	-	-
Net loss attributable to common stockholders – diluted	$(784)	$1,576	$(2,194)	$445

Denominator:
Weighted-average shares used in computing net income per share attributable to common stockholders – basic	135,900	134,550	135,867	134,550
Effect of potentially dilutive securities:
Common stock warrants	-	-	-	-
Convertible preferred warrants	-	862	-	862
Convertible preferred stock	-	526	-	526
Common stock options	-	10	-	10
Non-participating common stock warrants	-	913	-	881
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders - diluted	135,900	136,861	135,867	136,829
Basic net income per common share	$(0.01)	$0.01	$(0.02)	$0.00
Diluted net income (loss) per common share	$(0.01)	$0.01	$(0.02)	$0.00

F.	Commitments

The Company acquires assets still in development and enters into research and development arrangements with third parties that often require milestone and royalty payments to the third party contingent upon the occurrence of certain future events linked to the success of the asset in development. Milestone payments may be required, contingent upon the successful achievement of an important point in the development life-cycle of the pharmaceutical product (e.g., approval of the product for marketing by a regulatory agency). If required by the arrangement, the Company may have to make royalty payments based upon a percentage of the sales of the pharmaceutical product in the event that regulatory approval for marketing is obtained. Because of the contingent nature of these payments, they are not included in the table of contractual obligations. No milestones have been met, nor have any payments been paid, as of June 30, 2015.

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

LEGAL_US_W # 75091926.2

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

Our lead compound, 10150, is a metalloporphyrin specifically designed to neutralize reactive oxygen and nitrogen species at the cellular level, mimicking the body’s own natural antioxidant enzyme, Superoxide Dismutase (“SOD”). The neutralization of these species reduces oxidative stress, inflammation, and subsequent tissue damage-signaling cascades resulting from radiation or chemical exposure.  In addition, data generated in animal studies under the BARDA contract indicate that our compounds could inhibit the formation of fibrosis in the lungs, suggesting that treatment with our compounds may be effective in treating fibrotic diseases of the lung.  We are developing 10150 as a MCM for national defense and for use in oncology and lung fibrosis.

LEGAL_US_W # 75091926.2

Our primary development program is the advanced development of 10150 for Lung-ARS and DEARE.  On February 11, 2011, we signed a cost-plus contract with BARDA for the development of 10150 as a MCM against Lung-ARS.  BARDA is the government agency responsible for the advanced development and purchase of medical countermeasures for chemical, biological, radiological and nuclear threats.  The contract funds the advanced development of 10150, as described herein, through approval by the FDA under 21 CFR Part 314 Subpart I and Part 601 Subpart H (the “Animal Rule.”)  The Animal Rule allows for approval of drugs using only animal studies when human clinical trials cannot be conducted ethically.  The goal of the BARDA Contract is to obtain FDA approval for 10150 as a MCM for Lung-ARS.  In addition, the BARDA Contract is designed to prepare 10150 for potential procurement by the United States Government.

Pursuant to the BARDA Contract we were awarded approximately $10.4 million for the base period of the contract (from February 2011 to April 2012). On April 16, 2012, we announced that BARDA had exercised two options under the BARDA Contract worth approximately $9.1 million. On September 17, 2013, we announced that BARDA had exercised $6.0 million in additional contract options. On May 7, 2014, we announced that BARDA had exercised a Contract Modification worth approximately $1.8 million.  The Contract Modification allowed Aeolus to reconcile actual costs incurred with billings under the original provisional indirect billing rate. It established a new provisional indirect billing rate and placed a cap on the current and future provisional indirect billing rates.   On June 26, 2015, we announced that BARDA had exercised $3.0 million in additional contract options, bringing the total contract value exercised as of June 30, 2015 to approximately $30.3 million.  We may receive up to an additional $88.1 million in options exercisable over the remaining years of the BARDA Contract.  Options are exercised based on the progress of the development program, including the completion of clinical trials or manufacturing tasks under previously exercised options.  The final goal of the contract is to achieve FDA approval for 10150 and the development of commercial manufacturing capability.  In order to achieve these goals, we believe it will be necessary to exercise additional options in the contract.  In the event we begin sales to the U.S. government following the filing of a pre-EUA application, we believe that BARDA is likely to exercise additional, remaining options under the contract.  One of the requirements of an EUA is that the development program continues towards the goal of FDA approval. If all of the options are exercised by BARDA, the total value of the contract would be approximately $118.4 million.

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

Pursuant to the Statement of Work in the BARDA Contract, we planned to provide the data necessary for filing a pre-EUA application in the second half of 2014.  In August 2014, we filed an Investigational New Drug (“IND”) application with the Division of Medical Imaging Products of the U.S. Food & Drug Administration (“FDA”) for 10150 as a treatment for Lung-ARS.  On September 4, 2014, the Company announced positive results from a study in non-human primates exposed to lethal radiation and treated with 10150. The study demonstrated that administration of 10150 24 hours after exposure to lethal radiation impacted survival at six months post-exposure as follows: survival in the 60 day treatment group was 50%, compared to 25% survival in the radiation only untreated control group. The data from this study, combined with development work completed in manufacturing and human safety data, will form the basis for a pre-EUA application. On September 22, 2014, we received a letter from the FDA placing our proposed Phase I study in healthy normal volunteers for 10150 as a treatment for Lung-ARS on clinical hold.  The FDA provided the Company with specific concerns that need to be addressed in order to allow for the initiation of studies in healthy normal volunteers.  In consultation with BARDA, the Company submitted a mitigation strategy to the FDA for their review and requested a meeting with the FDA to discuss and receive feedback.  On March 12, 2015, the Company met with the FDA and received feedback and further guidance on the requirements for release of the clinical hold.  In its written and verbal comments to the Company, the FDA requested that the Company provide an explanation for positive results seen in the Ames Assay testing of AEOL 10150, and indicated that if the Company could produce data to explain why results in four in-vivo genotoxicity studies have been negative, but that results in the Ames were positive, the FDA would release the clinical hold.

LEGAL_US_W # 75091926.2

Although the Phase I safety study is a key part of the BARDA contract development plan, the clinical hold does not prevent progress on the other elements of the Contract related to animal efficacy studies, manufacturing or other areas. Furthermore, the Company plans to file separate INDs for treatment of non-small cell lung cancer patients receiving radiation and chemotherapy and for a lung fibrosis indication in 2015, and then initiate Phase I studies upon clearance from the FDA for these indications.  These studies are outside the scope of the BARDA contract and we would require additional funding to complete them.  However, data from these Phase I studies could provide further support for allowance of the Phase I study in healthy normal volunteers and could also be used to support the human safety requirement for the pre-EUA filing and filing for approval under the Animal Rule.  Upon the successful completion of the Phase I study, we expect to begin Phase II studies in lung fibrosis and cancer radiation therapy patients.  The Company is considering several potential indications for the cancer radiation studies, including prostate cancer, esophageal cancer, head and neck cancer and non-small cell lung cancer.

We have also benefitted from research funded by grants for a variety of other programs involving 10150 and programs other than 10150.  These grants, as well as the particular areas where we have identified commercialization and development opportunities are described in greater detail herein and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, filed with the SEC on December 22, 2014.  Since substantially all of our revenues, expenses and liquidity sources and uses for the periods covered by this report on Form 10-Q are associated with 10150 for Lung-ARS, this report focuses on such material developments, results and trends with respect to 10150 for Lung-ARS for the period covered hereby.

On March 17, 2015, the Company received notice from the Office of Orphan Drug Products Development at the FDA that AEOL 10150 had been granted Orphan Drug Designation "for treatment of idiopathic pulmonary fibrosis." Orphan Drug Designation entitles the sponsor to a seven-year marketing exclusivity period, clinical protocol assistance with the FDA, as well as potential federal grants and tax credits.  The Company plans to file an IND for 10150 with the respiratory division of the FDA in 2015.  Upon approval of the IND, we expect to initiate human studies in Idiopathic Pulmonary Fibrosis and/or other fibrotic diseases of the lung.

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

Following the events at the Fukushima nuclear plant in Japan in 2011, we ran murine studies at the request of Japanese researchers to demonstrate the alternative effects of administering leukocyte growth factors (“LGF”) used to treat the hematopoietic or bone marrow syndrome of ARS (“H-ARS”).  Data showed that 10150 does not interfere with the efficacy of LGF (in this case Amgen’s Neupogen®).  Additionally, the study demonstrated that administration of Neupogen®, the current standard of care for H-ARS, increased damage to the lungs.  When 10150 was administered with Neupogen® this damage was significantly reduced.  We believe that this finding may have important implications for the potential procurement of 10150 for the SNS.  In September 2013, BARDA announced that it had entered into a procurement and inventory management agreement with Amgen to provide Neupogen® for the SNS.  On March 31, 2015, the FDA approved Neupogen® for the treatment of patients with radiation-induced myelosuppression following a radiological/nuclear incident.

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

LEGAL_US_W # 75091926.2

We have two programs underway for the development of several other drug candidates, AEOL 11207, AEOL 1114B and AEOL 11203, for the treatment of epilepsy and Parkinson’s disease. These programs are being funded, in part, by private foundations, including the Michael J. Fox Foundation, CURE and government grants.  In February 2012, data was published in the Journal Neurobiology of Disease from the CURE study indicating AEOL 11207 significantly reduced both the frequency and duration of spontaneous seizures in a pre-clinical epilepsy model.  Additionally, the study showed an increase in average life span, protection against neuronal death and no difference in seizure severity. We intend to select a lead candidate for the treatment of Parkinson’s disease and perform the necessary pre-clinical work required to file an IND over the next 18 months.

In June 2015, we announced that we had licensed a series of compounds from National Jewish Health for the treatment of infectious diseases. We believe the new compounds may have applications in both the biodefense sector and in several large medical indications.  We intend to perform the pre-clinical work required to file and IND for the treatment of infectious diseases in 2016 for the lead compound in this series, AEOL 20415 over the next 18 months.  In addition, we intend to pursue potential U.S. government funding for the development of these compounds for biodefense.

BARDA Contract

On February 11, 2011, we signed a cost-plus contract with BARDA for the development of 10150 as a MCM against Lung-ARS (the “BARDA Contract”).  BARDA is the government agency responsible for the advanced development and purchase of medical countermeasures for chemical, biological, radiological and nuclear threats.  The contract funds the advanced development of 10150, as described herein, through approval by the FDA under 21 CFR Part 314 Subpart I and Part 601 Subpart H (the “Animal Rule.”)  The Animal Rule allows for approval of drugs using only animal studies when human clinical trials cannot be conducted ethically.

Pursuant to the BARDA Contract we were awarded approximately $10.4 million for the base period of the contract (from February 2011 to April 2012). On April 16, 2012, we announced that BARDA had exercised two options under the BARDA Contract worth approximately $9.1 million. On September 17, 2013, we announced that BARDA had exercised $6.0 million in additional contract options. On May 7, 2014, we announced that BARDA had exercised a Contract Modification worth approximately $1.8 million. The Contract Modification allowed Aeolus to reconcile actual costs incurred with billings under the original provisional indirect billing rate. It established a new provisional indirect billing rate and placed a cap on the current and future provisional indirect billing rates. On June 26, 2015, we announced that BARDA had exercised $3.0 million in additional contract options, bringing the total exercised contract value as of June 30, 2015 to $30.3 million. We may receive up to an additional $88.1 million in options exercisable over the remaining years of the contract. Options are exercised based on the progress of the development program, including the completion of clinical trials or manufacturing tasks under previously exercised options. The final goal of the contract is to achieve FDA approval for 10150 and the development of commercial manufacturing capability. In order to achieve these goals, we believe it will be necessary to exercise the majority of the options in the contract. We also believe that BARDA is likely to continue to exercise options as long as 10150 continues to perform in testing for Lung-ARS. In the event we begin sales to the U.S. government following a pre-EUA application, we believe that BARDA is highly likely to exercise the majority of the remaining options under the contract. One of the requirements of an EUA is that the development program continue towards the goal of FDA approval. If all of the options are exercised by BARDA, the total value of the contract would be approximately $118.4 million.  Potential purchases of 10150 for the SNS are not included in the BARDA Contract.  A separate procurement contract would be required for sales to the SNS.

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

Among the key deliverables accomplished in the program in the nine months ended June 30, 2015, we delivered a final report on the survival data from our efficacy study in non-human primates, prepared a Fast Track filing for AEOL 10150 in Lung-ARS, completed studies to identify biomarkers for use in Lung-ARS studies,  completed additional pharmacokinetic pharmacodynamics work, completed an absorption, distribution, metabolism and excretion (“ADME”) study with the new formulation for AEOL 10150, and completed 3 year a stability study at refrigerated and room temperature conditions on the Active Pharmaceutical Ingredient (“API”) for AEOL 10150.

 In the event BARDA exercises the remaining options under the contract, we expect to conduct, among other things, bulk drug and final drug product manufacturing, stability studies, animal pivotal efficacy studies, human clinical safety studies and Phase I, Phase II and pre-new drug application (“NDA”) meetings and applications with the FDA.

On September 4, 2014, Aeolus presented the results and deliverables that had been produced during the first 40 months of the contract at an "In-Progress Review" meeting with BARDA, and requested the exercise of additional contract options.  At the meeting, Aeolus presented results from a large study in non-human primates (NHPs) demonstrating that treatment with 10150 resulted in 50% survival in the 60 day treatment group compared to 25% survival in the untreated control group at 180 days after radiation exposure to the whole thorax.

LEGAL_US_W # 75091926.2

On September 22, 2014, Aeolus received notification from the FDA that its proposed Phase I safety study in healthy normal volunteers had been placed on clinical hold pending additional information from the company.  Although the Phase I safety study is part of the development plan with BARDA, the clinical hold does not prevent progress on the other elements of the Contract related to animal efficacy studies, manufacturing or other areas. On March 12, 2015, we met with the FDA to discuss our proposed response to the clinical hold.  In its written and verbal comments to the Company, the FDA requested that the Company provide an explanation for positive results seen in the Ames Assay testing of AEOL 10150, and indicated that if the Company could produce data to explain why results in four in-vivo genotox studies have been negative, but that results in the Ames were positive, the FDA could release the clinical hold.  The meeting clarified the FDA’s position and provided a simplified pathway to resolving the clinical hold.  The Company has initiated the work to provide an explanation for the positive results seen in the Ames Assay based on guidance from the FDA and with funding from BARDA under the contract option exercised in June 2015.

On April 23, 2015, the Company executed a Modification of Contract (the “Modification”) with BARDA.  The purpose of the Modification is to add funding in the amount of $1,021,000 for the purpose of funding ongoing murine efficacy, pharmacokinetic and ADME studies and project management.

On June 26, 2015 we announced that BARDA had exercised one option under the BARDA Contract worth approximately $1,989,000 for the purpose of funding laboratory work suggested by the FDA as a pathway to removing the clinical hold on the IND. The funds will also support ongoing project management.

As of June 30, 2015, the total contract value exercised by BARDA under the BARDA Contract is $30.3 million. From inception of the BARDA Contract, we have billed BARDA approximately $27.2 million.

Results of Operations

Three months ended June 30, 2015 versus three months ended June 30, 2014

We had net loss of $784,000 and net income of $1,576,000 and cash inflows from operations of $148,000 and cash outflows from operations of $752,000 for the three months ended June 30, 2015 and June 30, 2014, respectively.

Revenue for the three months ended June 30, 2015 was $63,000, which compares to $4,983,000 for the three months ended June 30, 2014. The revenue is from the BARDA contract.  The higher revenue in 2014 is attributable to a Contract Modification for $1.8 million for reimbursement of expenses from prior periods and timing of reimbursement for large studies being conducted during that period. Under the BARDA Contract, we generate contract revenue from a cost-plus fee arrangement. Revenues on reimbursable contracts are recognized as costs are incurred, which is based on allowable costs incurred during the period, plus any recognizable earned fee. We consider fixed fees under cost-plus fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract.

Research and Development (“R&D”) expenses decreased $2,560,000, or 90%, to $269,000 for the three months ended June 30, 2015 from $2,829,000 for the three months ended June 30, 2014. The decrease is primarily attributable to the timing of work related to the BARDA Contract.

General and administrative (“G&A”) expenses increased $1,000, or less than 1%, to $578,000 for the three months ended June 30, 2015 from $577,000 for the three months ended June 30, 2014.

Nine months ended June 30, 2015 versus nine months ended June 30, 2014

We had net loss of $2,194,000 and net income of $445,000 and cash outflows from operations of $1,121,000 and cash inflows from operations of $403,000 for the nine months ended June 30, 2015 and June 30, 2014, respectively.

Revenue for the nine months ended June 30, 2015 was $2,177,000, which compares to $7,214,000 for the nine months ended June 30, 2014. The revenue is from the BARDA Contract.  The higher revenue in 2014 is attributable to a Contract Modification for $1.8 million for reimbursement of expenses from prior periods and timing of reimbursement for large studies being conducted during that period. Since being awarded the BARDA Contract, we generate contract revenue from a cost-plus fee arrangement. Revenues on reimbursable contracts are recognized as costs are incurred, generally based on allowable costs incurred during the period, plus any recognizable earned fee. We consider fixed fees under cost-plus fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract.

LEGAL_US_W # 75091926.2

Research and Development (“R&D”) expenses decreased $2,170,000, or 46%, to $2,539,000 for the nine months ended June 30, 2015 from $4,709,000 for the nine months ended June 30, 2014. The decrease is primarily attributable to the timing of work related to the BARDA Contract.

General and administrative (“G&A”) expenses decreased $227,000, or 11%, to $1,832,000 for the nine months ended June 30, 2015 from $2,059,000 for the nine months ended June 30, 2014 due to lower stock-based compensation.

Liquidity and Capital Resources

We had cash and cash equivalents of $416,000 on June 30, 2015, and $1,517,000 on September 30, 2014. The decrease in cash was primarily due to cash used in operating activities.

We had net loss of $2,194,000 for the nine months ended June 30, 2015. We had cash outflows from operations of $1,121,000. We expect to incur additional losses and negative cash flow from operations during the remainder of fiscal year 2015 and possibly for several more years.

On February 11, 2011, we were awarded the BARDA Contract to fund the development of AEOL 10150 as a medical countermeasure for Lung-ARS from its current status to FDA approval in response to Special Instructions Amendment 4 to a Broad Agency Announcement (BAA-BARDA-09-34) for advanced research and development of medical countermeasures for chemical, biological, radiological and nuclear threats.  The contract value could be up to $118.4 million depending on options exercised by BARDA and the requirements for approval by the FDA.  Under the BARDA Contract, substantially all of the costs of the development of AEOL 10150 as a medical countermeasure for pulmonary injuries resulting from an acute exposure to radiation from a radiological/nuclear accident or attack, particularly injuries associated with ARS or Delayed Effects of Acute Radiation Exposure would be paid for by the U.S. government through BARDA funding. On June 26, 2015, we announced that BARDA had exercised $3.0 million in additional contract options, bringing the total exercised contract value as of June 30, 2015 to $30.3 million. We recognized $63,000 in revenue during the quarter ended June 30, 2015 related to the BARDA Contract. The BARDA Contract includes provisions to cover some, but not all, general corporate overhead as well as a small provision for profit. The net impact of the BARDA Contract on our liquidity is that our projected cash burn has been reduced. Certain costs, typically those of being a public company, like legal costs associated with being a public company, Investor Relations/Public Relations costs and patent-related costs, are not included in overhead reimbursement in the BARDA Contract.  In order to fund on-going operating cash requirements or to accelerate or expand our oncology and other programs we may need to raise significant additional funds.

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

LEGAL_US_W # 75091926.2

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

Critical Accounting Policies and Estimates

Revenue Recognition

We do not currently generate revenue from product sales, but do generate revenue from the BARDA Contract.  We recognize revenue from the BARDA Contract in accordance with Accounting Standards Codification (“ASC”) Topic 605 Revenue Recognition and ASC 912 Federal Government Contractors.  Revenue is recognized when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery (or passage of title) has occurred or services have been rendered, (iii) the seller’s price to the buyer is fixed or determinable, and (iv) collectability is reasonably assured.  We also comply with the authoritative guidance for revenue recognition regarding arrangements with multiple deliverables.

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

Our exposure to market risk is presently limited to the interest rate sensitivity of our cash and cash equivalents, which is affected by changes in the general level of U.S. interest rates. However, we believe that we are not subject to any material market risk exposure and do not expect that changes in interest rates would have a material effect upon our financial position. A hypothetical 10% change in interest rates would not have a material effect on our Statements of Operations or Cash Flows for the three months ended June 30, 2015. We do not have any foreign currency or other derivative financial instruments.

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

As of June 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial and Accounting Officer), of the effectiveness of our disclosure controls and procedures required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2015 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  We have new control procedures in place this quarter and we will continue to monitor the effectiveness of these new control procedures over the remaining quarters of the current fiscal year.

LEGAL_US_W # 75091926.2

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

Changes in Internal Control over Financial Reporting

We have instituted new procedures for internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2015. We will continue to monitor the effectiveness of these new control procedures over the remaining quarters of the current fiscal year.

PART II. OTHER INFORMATION

Item 1A.                   Risk Factors

As of June 30, 2015, there have not been any material changes from the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, which was filed with the SEC on December 22, 2014.

Item 6.                      Exhibits

The following exhibits relate to agreements, arrangements or obligations that have arisen, been entered into or became effective or amended during the reporting period covered by the Form 10-Q:

LEGAL_US_W # 75091926.2

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

LEGAL_US_W # 75091926.2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2015
AEOLUS PHARMACEUTICALS, INC.

By   /s/ John L. McManus
John L. McManus
President and Chief Executive Officer
(Principal Executive Officer)

By   /s/ David Cavalier
David Cavalier
Chairman, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

LEGAL_US_W # 75091926.2