Form 10-K
AEOLUS PHARMACEUTICALS, INC.
filed 2015-12-18
CIK 1261734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549
____________
FORM 10-K
____________
(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2015
OR
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

Registrant's telephone number, including area code: 949-481-9825

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value per share (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐  Accelerated filer ☐    Non-accelerated filer ☐   Smaller reporting company ☒
                                                                                                                                          (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐No ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant based upon the average of the bid and asked price on the OTC Bulletin Board as of March 31, 2015, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $12,550,899. Shares of common stock held by each executive officer and director and by each other stockholder who owned 10% or more of the outstanding common stock as of such date have been excluded in that such stockholder might be deemed to be an affiliate of the registrant. This determination of affiliate status might not be conclusive for other purposes.
As of December 18, 2015, the registrant had 151,559,745 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Information Statement to be filed pursuant to Regulation 14C in connection with the registrant's Written Consent in Lieu of the 2015 Annual Meeting of Stockholders (the "Information Statement") are incorporated herein by reference into Part III hereof.

AEOLUS PHARMACEUTICALS, INC.
ANNUAL REPORT ON FORM 10-K
Table of Contents

PART I
NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that relate to future events or our future financial performance. You can identify forward-looking statements by terminology such as "may," "might," "will," "could," "should," "would," "expect," "plan," "anticipate," "believe," "estimate," "predict," "intend," "potential" or "continue" or the negative of these terms or other comparable terminology. Our actual results might differ materially from any forward-looking statement due to various risks, uncertainties and contingencies, including but not limited to those identified in Item 1A entitled "Risk Factors" beginning on page 39 of this report, as well as those discussed in our other filings with the Securities and Exchange Commission (the "SEC") and the following:
·	our need for, and our ability to obtain, additional funds;
·	our ability to obtain grants to develop our drug candidates;
·	uncertainties regarding the effectiveness of proceeds deployment and our actual future use of proceeds from our 2015 Securities Placement described below;
·	uncertainties relating to non-clinical studies, clinical trials and regulatory reviews and approvals;
·	uncertainties relating to our pre-clinical studies and trials and regulatory reviews and approvals;
·
uncertainties regarding our ability to successfully advance our Phase I study for Lung-Acute Radiation Syndrome (or Lung ARS) and other commercialization studies and projects involving AEOL 10150, in light of the clinical hold placed on our Lung ARS study by the Food & Drug Administration on September 22, 2014;

·	uncertainties regarding whether our compounds could inhibit formation of fibrosis in the lungs.
·
uncertainties concerning whether we can position our compounds for a pre-Emergency Use Authorization application or we can obtain procurements from the Biomedical Advanced Research and Development Authority following any such application;

·	our dependence on a limited number of therapeutic compounds;
·	the early stage of the drug candidates we are developing;
·	the acceptance of any future products by physicians and patients;
·	competition with and dependence on collaborative partners;
·	loss of key consultants, management or scientific personnel;
·	our ability to obtain adequate intellectual property protection and to enforce these rights; and
·	our ability to avoid infringement of the intellectual property rights of others.
Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Item 1.                          Business.
General
Overview
Aeolus Pharmaceuticals, Inc. ("we," "us" or "Aeolus") is a Southern California-based biopharmaceutical company leveraging significant U.S. Government funding to develop a platform of novel compounds for use in biodefense, fibrosis, oncology, infectious disease and diseases of the central nervous system.  The platform consists of approximately 180 compounds licensed from the University of Colorado ("UC") Duke University ("Duke") and National Jewish Health ("NJH").
Our lead compound, AEOL 10150 ("10150"), is being developed under contract with the Biomedical Advanced Research and Development Authority ("BARDA" and the "BARDA Contract"), a division of the U.S. Department of Health and Human Services ("HHS"), as a medical countermeasure ("MCM") against the pulmonary sub-syndrome of acute radiation syndrome ("Pulmonary Acute Radiation Syndrome" or "Lung-ARS") and the delayed effects of acute radiation exposure ("DEARE"). Lung-ARS is caused by acute exposure to high levels of radiation due to a nuclear detonation or radiological event.

We are also developing 10150 for the treatment of lung fibrosis, including idiopathic pulmonary fibrosis ("IPF") and other fibrotic diseases.  This new development program was created based upon the data generated from animal studies in Lung-ARS and chemical gas exposure under the BARDA Contract and National Institutes of Health ("NIH") grants.  On March 17, 2015, we announced that 10150 was granted Orphan Drug Designation by the U.S Food and Drug Administration ("FDA"). The Company plans to initiate a Phase 1 safety study in patients with fibrosis in 2016. After we have completed safety studies, we plan to initiate efficacy studies in patients with fibrosis.   AEOL 10150 has previously been tested in two Phase I human clinical trials with no drug-related serious adverse events reported.
We are also developing 10150 for use in combination with radiation therapy for cancer as a treatment to reduce side effects caused by radiation toxicity and improve local tumor control.  Pre-clinical studies at Duke, the University of Maryland and Loma Linda University have demonstrated that 10150 protects healthy, normal tissue, while not interfering with the benefit of radiation therapy or chemotherapy in prostate and lung cancer.  Additional studies have demonstrated that 10150 enhances the anti-tumor activity of chemotherapy and radiation. A significant portion of the development work funded by the BARDA contract is applicable to the development program for radiation oncology, including safety, toxicology, pharmacokinetics and Chemistry, Manufacturing and Controls ("CMC").   After we have completed safety studies, we plan to initiate studies to demonstrate efficacy in protecting against the toxic side effects related to radiation therapy.  Consistent with our strategy outlined below, we will seek to use non-dilutive capital sources whenever possible to fund this work.
We are also developing 10150 as a MCM for exposure to chemical vesicants (e.g., chlorine gas, sulfur mustard gas and phosgene gas) and nerve agents (e.g., sarin gas and soman gas) with grant money from the NIH Countermeasures Against Chemical Threats ("NIH-CounterACT") program. 10150 has consistently demonstrated safety and efficacy in animal studies of chemical gas exposure and nerve gas exposure.
The Company is developing a second compound, AEOL 11114B ("11114"), as a treatment for Parkinson's disease.  Research funded by the Michael J Fox Foundation for Parkinson's disease ("MJFF") demonstrated the neuro-protective activity of 11114 in mouse and rat models of Parkinson's disease. The compounds were invented by Brian J. Day, PhD at National Jewish Health and Manisha Patel, PhD at the University of Colorado, Anschutz Medical Campus, Department of Pharmaceutical Sciences in collaboration with the Company.  We have obtained worldwide, exclusive licenses to develop the compounds from NJH and the UC.  We plan to complete the remaining work to file an Investigational New Drug ("IND") application with the FDA by 2017.
In April 2015, we announced the discovery of a new compound, AEOL 20415 ("20415"), which has demonstrated anti-inflammatory and anti-infective properties, and could be effective in treating cystic fibrosis and combatting anti-biotic resistant bacteria.    The compound was developed under collaboration between Brian J. Day, PhD at National Jewish Health in Denver, Colorado and Aeolus Pharmaceuticals. We have obtained a worldwide, exclusive license to develop the rights to the compound from NJH. We plan to complete the remaining work to file an Investigational New Drug ("IND") application with the FDA by 2017.

Finally, we have a pipeline of approximately 180 additional compounds. We expect that the development of additional compounds in our portfolio is dependent on our finding non-dilutive capital sources to fund such pipeline opportunities.
We were incorporated in the State of Delaware in 1994. Our common stock trades on the OTCQB under the symbol "AOLS." Our principal executive offices are located at 26361 Crown Valley Parkway, Suite 150 Mission Viejo, California 92691, and our phone number at that address is (949) 481-9825. Our website address is www.aolsrx.com. However, the information on, or that can be accessed through our website is not part of this report. We also make available, free of charge through our website, our most recent annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

Recent Developments
On December 10, 2015, we entered into securities purchase agreements with certain accredited investors to sell and issue (i) an aggregate of 10,215,275 common units issued at a purchase price of $0.22 per unit, and (ii) 4,500 preferred stock units issued to existing investors, Biotechnology Value Fund, L.P. and other affiliates of BVF Partners, L.P., for an aggregate purchase price of $4.5 million, resulting in aggregate gross proceeds to the Company of approximately $6.75 million (the "2015 Securities Placement").  Each common unit consists of one share of the Company's common stock and a five year warrant to purchase one share of the Company's common stock, subject to adjustment. The preferred units collectively consist of (i) 4,500 shares of Series C Convertible Preferred Stock of the Company that are collectively convertible into an aggregate of 20,454,546 common shares and (ii) warrants to purchase an aggregate of 20,454,546 Common Shares, in each case subject to adjustment.  The warrants have an initial exercise price of $0.22 per share.

On September 29, 2015, the Company received funding in the form of convertible promissory notes (the "BVF Notes") from Biotechnology Value Fund, L.P. and certain other affiliates of BVF Partners, L.P.  The BVF Notes (i) has an aggregate principal balance of $1,000,000, (ii) accrued interest at a rate of 6% per annum, (iii) had a scheduled maturity date of September 28, 2016 and (iv) were subject to automatic conversion into Company equity securities, provided a qualified financing of not less than $4 million occurred.  On December 11, 2015, following the completion of the 2015 Securities Placement, the principal and accrued interest amounts under the BVF Notes were converted into 5,414,402 shares of the Company's common stock and warrants to purchase an additional 5,414,402 shares of the Company's common stock at an exercise price per share of $0.22 subject to adjustment. As a result, the BVF Notes were no longer outstanding as of December 11, 2015.
Strategy
Our strategy is pursue the development of our promising platform of anti-fibrotic, anti-inflammatory, anti-infective and anti-oxidant compounds that address important unmet medical indications of clinical and national strategic importance.  Our objective is to use non-dilutive capital whenever possible.
To date, we, and/or our research collaborators, have been awarded more than $149 million in non-dilutive U.S. government funding in the form of grants and contracts from federal agencies, such as BARDA, NIH-NIAID and NIH-CounterACT.  Additional research has been conducted on our compounds with funding from private foundations, such as the MJFF and Citizens United for Research in Epilepsy ("CURE").
The expected benefit of this strategy is threefold.  First, safety, toxicology, pharmacokinetic and CMC work funded by the government and foundations is applicable to our traditional commercial development programs.  As an example, significant work funded under the BARDA contract for Lung-ARS has generated data that can be used to support our New Drug Applications ("NDA") for pulmonary fibrosis and/or radiation therapy for cancer.
Second, cost-plus development contracts, like our contract with BARDA, include funds for overhead and profit.  These overhead and profit streams have significantly reduced our cash burn rate, which reduces our need to raise capital and incur dilution.
Third, some government contracts, such as the Lung ARS contract with BARDA are designed to lead to the acquisition of the product under development by the US Government for use as a MCM in the Strategic National Stockpile ("SNS" or the "Stockpile").  Government procurement could result in significant revenue to the Company, which could be used to further the development of the product in other indications or for the development of other promising products.  Procurements may be made if either the drug meets the requirements for approval by the U.S. Food and Drug Administration (the "FDA") under the "Animal Rule" or prior to Animal Rule approval following the filing of a pre-Emergency Use Authorization ("EUA") application.  Most of BARDA's procurements to date have been following the filing of a pre-EUA application.
The amount of any potential procurement is undisclosed by BARDA at this time and is unknown to us. Based on publicly available information, as well as other procurements made by the agency after pre-EUA applications, we believe the agency may purchase sufficient courses of therapy to treat a minimum of one hundred thousand people, with options to purchase an additional two hundred thousand courses of treatment.  If purchases of such volumes occurred, the revenue to the Company could provide funding to advance numerous clinical studies, including potentially large Phase III programs in lung fibrosis and radiation therapy for cancer.  This funding could allow us to fund studies with less dependence on collaborative partnering arrangements and future equity offerings, which is consistent with our strategy to deploy non-dilutive capital wherever possible to develop our compounds for unmet medical indications and thereby generate value for our stockholders.  In addition, purchases of such volumes of drug could make the Company profitable.

Business Overview
We are developing a platform of compounds with anti-fibrotic, anti-inflammatory, anti-infective and anti-oxidant activity based on technology discovered and researched at Duke University, the University of Colorado and National Jewish Health, developed by Drs. Irwin Fridovich, Brian Day and others. Dr. Day is our Chief Scientific Officer.
Our lead compound, 10150, is a metalloporphyrin specifically designed to neutralize reactive oxygen and nitrogen species. The neutralization of these species reduces oxidative stress, inflammation, and subsequent tissue damage-signaling cascades resulting from radiation or chemical exposure. We are developing 10150 as a MCM for national defense and for use in oncology and treating lung fibrosis.
Our most extensive development program to date is the advanced development of 10150 for Lung-ARS and DEARE.  On February 11, 2011, we signed a cost-plus contract with BARDA for the development of 10150 as a MCM against Lung-ARS.  BARDA is the government agency responsible for the advanced development and purchase of medical countermeasures for chemical, biological, radiological and nuclear threats.  The contract contemplates the advanced development of 10150 through approval by the FDA under 21 CFR Part 314 Subpart I and Part 601 Subpart H (the "Animal Rule.")  The Animal Rule allows for approval of drugs using only animal studies when human clinical trials cannot be conducted ethically.  The ultimate goal of the BARDA Contract is to complete all of the work necessary to obtain FDA approval for 10150 as a MCM for Lung-ARS.  In addition, the BARDA Contract is designed to generate the data that would allow for acquisition of the drug by BARDA prior to FDA approval under a pre-Emergency Use Authorization.
Pursuant to the BARDA Contract we were awarded approximately $10.4 million for the base period of the contract (from February 2011 to April 2012). On April 16, 2012, we announced that BARDA had exercised two options under the BARDA Contract worth approximately $9.1 million. On September 17, 2013, we announced that BARDA had exercised $6.0 million in additional contract options. On May 07, 2014, we announced that BARDA had exercised a Contract Modification worth approximately $1.8 million.  The Contract Modification allowed Aeolus to reconcile actual costs incurred with billings under the original provisional indirect billing rate. It established a new provisional indirect billing rate and placed a cap on the current and future provisional indirect billing rates.   On June 26, 2015, we announced that BARDA had exercised $3.0 million in additional contract options under its advanced research and development contract for AEOL 10150. The June option exercise brings the total contract value exercised as of September 30, 2015 to approximately $30.3 million.  We may receive up to an additional $88.1 million in options exercisable over the remainder of the BARDA Contract.  Options are exercised based on the progress of the development program, including the completion of clinical trials or manufacturing tasks under previously exercised options.

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

There are no existing treatments for Lung-ARS or DEARE and we are not aware of any compounds in development that have shown efficacy in increasing survival when administered after exposure to radiation.  10150 has demonstrated efficacy in two animal models (mouse and non-human primate) when administered after exposure to radiation.  The U.S. government's planning scenario for a radiation incident is a 10 kiloton detonation of a nuclear device in a major American city.  It is estimated that several hundred thousand civilians would be exposed to high doses of radiation in this scenario.

The BARDA contract is also designed to complete the work necessary for 10150 to be purchased for the US Strategic National Stockpile (the "SNS").  BARDA currently acquires drugs for the SNS through a Special Reserve Fund (the "SRF") created under Project BioShield and reauthorized under the Pandemic All-Hazards Preparedness Reauthorization Act of 2013.   Although the final goal of the contract is full FDA approval under the Animal Rule, BARDA may purchase product prior to FDA approval following the filing of a pre-EUA application.  BARDA has made numerous acquisitions of compounds that were not approved by the FDA, but were the subject of a pre-EUA filing.  Procurements from BARDA following a pre-EUA application could result in a significant increase in revenues for Aeolus and potential profitability.
    In August 2014, we filed an Investigational New Drug ("IND") application with the Division of Medical Imaging Products of the U.S. Food & Drug Administration ("FDA") for 10150 as a treatment for Lung-ARS.  On September 4, 2014, the Company announced positive results from a study in non-human primates exposed to lethal radiation and treated with 10150. The study demonstrated that administration of 10150 24 hours after exposure to lethal radiation impacted survival at six months post-exposure as follows: survival in the 60 day treatment group was 50%, compared to 25% survival in the radiation only untreated control group. The data from this study, combined with development work completed in manufacturing and human safety data, will form the basis for a pre-EUA application. On September 22, 2014, we received a letter from the FDA placing our proposed Phase I study in healthy normal volunteers for 10150 as a treatment for Lung-ARS on clinical hold.  (See - "Future Development Plans" and
"Risk Factors - Our commercialization efforts may be adversely impacted by an FDA clinical hold on our Phase I clinical trial in Lung-ARS.") The FDA provided the Company with specific concerns that need to be addressed in order to allow for the initiation of studies in healthy normal volunteers.  In consultation with BARDA, the Company has submitted a mitigation strategy to the FDA for their review and feedback. The Company intends to file a complete response to the FDA's question before the end of 2015, and would expect the FDA to review and respond to that submission within 30 days.
We also benefit from research funded by grants from the NIH CounterACT program for the development of 10150 as a MCM for the effects of nerve gas (e.g., sarin and soman) and chemical vesicant gasses (e.g., mustard gas, phosgene gas and chlorine gas) exposure. Funding for this indication is provided directly to the research institution and does not flow through our financial statements.  Continued funding is generally dependent on continuing evidence of efficacy in animal trials.  In October 2011, we announced that National Jewish Health was awarded a $12.5 million grant from NIH CounterACT to continue the development of 10150 as a MCM against chlorine gas exposure. Also included in the grant is support for research in looking at tissue plasminogen activator ("TPA") and Silabilin, which are not Aeolus assets, as MCMs against sulfur mustard gas exposure. The ultimate objective of the sulfur mustard and chlorine gas work at National Jewish Health will be to complete all work necessary to initiate pivotal efficacy studies in animals for both indications.  This would include: running efficacy studies in the rat model for higher doses of sulfur mustard and chlorine gas; establishing endpoints, optimal dosing and duration of treatment for pivotal efficacy studies; and characterizing the natural history from sulfur mustard and chlorine gas damage.
We are also funded by grant money from the NIH CounterACT program and the National Institute of Neurological Disorders and Stroke ("NINDS") for the development of 10150 as a MCM for the effects of nerve gas (e.g., sarin and soman) exposure. NIH-CounterACT awarded a contract on September 24, 2011 worth approximately $735,000, to the University of Colorado to develop 10150 as a MCM against nerve agents. Work performed with this initial funding has demonstrated that 10150 significantly improved survival when administered with current treatment in a pilocarpine model for nerve gas exposure. In September 2013, we announced that Dr. Manisha Patel at the University of Colorado had been awarded a $4.3 million grant from NINDS to further develop as a MCM for exposure to sarin gas and other nerve agents.
Substantially all of the past costs for the Lung-ARS program have been funded by the BARDA Contract. We expect that  a portion of the net proceeds from the 2015 Securities Placement will also be used to fund part of the future costs of the Lung ARS program that are not funded by the BARDA Contract. To date, the chlorine, phosgene, mustard gas and nerve agent programs have been funded by NIH-CounterACT and NINDS through programs at National Jewish Health, the University of Colorado, and the United States Army Medical Research Institute for Chemical Defense ("USAMRICD").

We are also developing 10150 for the treatment of lung fibrosis, including idiopathic pulmonary fibrosis ("IPF") and other fibrotic diseases. This new development program was created based upon the data generated from animal studies in Lung-ARS and chemical gas exposure under the BARDA Contract and NIH grants.  On March 17. 2015, we announced that 10150 was granted Orphan Drug Designation by the U.S Food and Drug Administration ("FDA"). The Company plans to initiate a Phase 1 safety study in patients with fibrosis in 2016. After we have completed safety studies, we plan to initiate efficacy studies in patients with fibrosis. We expect a portion of the net proceeds from the 2015 Securities Placement will be used to fund a portion of the future costs of work associated with IPF and other fibrotic diseases.
We are also developing 10150 for use in combination with radiation therapy for cancer as a treatment to reduce side effects caused by radiation toxicity and to improve local tumor control.  Pre-clinical studies at Duke University and Loma Linda University have demonstrated that 10150 does not interfere with the benefit of radiation therapy or chemotherapy in prostate and lung cancer.  Additional studies have shown that 10150 enhances the anti-tumor activity of radiation and chemotherapy.  A significant portion of the development work funded by the BARDA contract is applicable to the development program for radiation oncology, including safety, toxicology, pharmacokinetics and Chemistry, Manufacturing and Controls ("CMC").   After we have completed safety studies, we plan to initiate studies to demonstrate efficacy in toxic side effects related to radiation therapy. We expect a portion of the net proceeds from the 2015 Securities Placement will be used to fund a portion of the future costs of work related to radiation therapy opportunities.
10150 has been tested in two human Phase I safety studies where it was well-tolerated and no adverse events were observed.  Efficacy has been demonstrated in animal models for Lung-ARS, chlorine gas exposure, phosgene gas exposure, sulfur mustard gas exposure (lungs and skin) and nerve gas exposure. In both mouse and non-human primate ("NHP") studies for Lung-ARS, 10150 treated groups showed significantly reduced weight loss, inflammation, oxidative stress, lung damage, and most importantly, mortality. Therapeutic efficacy has been demonstrated when 10150 is administered 24 hours after exposure to radiation, a requirement for consideration as a radiation MCM for the SNS.
Following the events at the Fukushima nuclear plant in Japan in 2011, we performed radiation exposure studies in mice at the request of Japanese researchers to determine how the administration of AEOL 10150 would impact the use of leukocyte growth factors ("LGF") used to treat the hematopoietic or bone marrow syndrome of ARS ("H-ARS").  Data showed that 10150 does not interfere with the efficacy of LGF (in this case Amgen's Neupogen®).  Additionally, the study demonstrated that administration of Neupogen®, the current standard of care for H-ARS, increased damage to the lungs.  When 10150 was administered with Neupogen® this damage was significantly reduced.  We believe that this finding may have important implications for the potential procurement of 10150 for the SNS.  In September 2013, BARDA announced that it had entered into a procurement and inventory management agreement with Amgen to provide Neupogen® for the SNS. On March 30, 2015, the FDA approved Neupogen® for the treatment of H-ARS.
We have an active Investigational New Drug Application ("IND") on file with the FDA for AEOL 10150 as a potential treatment for amyotrophic lateral sclerosis ("ALS").  At this time, we do not have any plans to continue development of 10150 for ALS.
We have already completed two Phase I safety studies in 50 humans (39 receiving drug and 13 control) demonstrating that 10150 is safe and well tolerated. CMC work has been completed, pilot lots have been prepared and production is being scaled up under the BARDA Contract.
The Company is developing a second compound, 11114, as a treatment for Parkinson's disease.  Research funded by the Michael J Fox Foundation for Parkinson's disease ("MJFF") demonstrated the neuro-protective activity of 11114 in mouse and rat models of Parkinson's disease. The compounds were invented by Brian J. Day, PhD at National Jewish Health and Manisha Patel, PhD at the University of Colorado, Anschutz Medical Campus, Department of Pharmaceutical Sciences in collaboration with the Company.  We have obtained worldwide, exclusive licenses to develop the compounds from NJH and the UC.  We plan to complete the remaining work to file an Investigational New Drug ("IND") application with the FDA by 2017.

In April 2015, we announced the discovery of a new compound, AEOL 20415 ("20415"), that has demonstrated anti-inflammatory and anti-infective properties, and could be effective in treating cystic fibrosis and combatting anti-biotic resistant bacteria.    The compound was developed under a collaboration between Brian J. Day, PhD at National Jewish Health in Denver, Colorado and Aeolus Pharmacteuticals. We have obtained a worldwide, exclusive license to develop the rights to the compound from NJH. We plan to complete the remaining work to file an Investigational New Drug ("IND") application with the FDA by 2017.

Aeolus' Catalytic Antioxidant Program
We established our research and development program to explore and exploit the therapeutic potential of small molecule catalytic antioxidants. We have achieved our initial research objectives and begun to extend our preclinical accomplishments into non-clinical studies, clinical trials and drug development programs, as well as into the exploration of novel approaches to address inflammation and infection.
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
We created a class of small molecules that consume reactive oxygen and nitrogen species catalytically; that is, these molecules are not themselves consumed in the reaction. Our class of compounds is a group of manganoporphyrins (an anti-oxidant containing manganese) that retain the benefits of antioxidant enzymes, are active in animal models of disease and, unlike the body's own enzymes, have properties that make them suitable drug development candidates.
Our most advanced compound, 10150 (Figure 1), is a small molecule, broad-based, catalytic antioxidant that has shown the ability to scavenge a broad range of reactive oxygen species, or free radicals. As a catalytic antioxidant, 10150 mimics, and thereby amplifies, the body's natural enzymatic systems for eliminating these damaging compounds. Because oxygen- and nitrogen-derived reactive species are believed to have an important role in the pathogenesis of many diseases, we believe that our catalytic antioxidants and 10150 may have a broad range of potential therapeutic uses.  10150 has been tested extensively as a subcutaneous injection. Recently, we have broadened the potential utility of 10150 by developing an oral formulation that would allow for more chronic dosing and could potentially reduce the cost of goods given the lower cost of pills and capsules compared to sterile injections.
Figure 1
AEOL 10150 Overview
Product Type	√ Catalytic antioxidants
(manganoporphyrin)
Administration Route	√ Subcutaneous administration; self-injection possible √ Oral formulation developed

Indications in Development	√ Radiation Oncology √ Pulmonary Fibrosis
√ Pulmonary ARS/DEARE
√ Sulfur Mustard; Chlorine Gas; Nerve Gas
Technical Readiness Level (TRL)	√ TRL 7/8 for Pulmonary Effects
of ARS/DEARE
Regulatory Status	√ Active IND (IND-67741)
Phase I (3 studies, 50 patients)
√ IND on Clinical Hold (IND-

AEOL 10150 has shown efficacy in a variety of animal models as a protectant against pulmonary damage and diseases including: lung fibrosis, radiation injury, sulfur mustard gas exposure, chlorine gas exposure and phosgene gas exposure, as well as against neurological damage and diseases including: nerve gas exposure, epilepsy, ALS, and stroke and against diabetes. We filed an IND for AEOL 10150 in April 2004, under which human safety trials in ALS patients were conducted as more fully described below under the heading "10150 Clinical Program to Date." For a more detailed description of antioxidants see the section below under the heading "Background on Antioxidants."  10150 has been granted orphan drug designation for ALS, Lung ARS and Idiopathic Pulmonary Fibrosis by the Office of Orphan Products at the FDA.
AEOL 10150 Medical Countermeasure Development Program
We and our research partners have been awarded in excess of $149 million for the development of 10150 as a dual-use, broad spectrum medical countermeasure.  The table below details the indications currently under development and the sources of funding from the US Government.
Indication	Funding Source	Amount of Grant/Contract	Research Partners
Lung-ARS	BARDA	Up to $118.4 million	University of Maryland
Chlorine Gas	NIH CounterACT	$20.3 million	National Jewish Health
Mustard Gas	NIH CounterACT	Part of the NIH-CounterACT grant above	National Jewish Health University of Colorado
Nerve Agents	NIH CounterACT	$5 million	University of Colorado

10150 as a potential medical countermeasure against the effects of Pulmonary Acute Radiation Syndrome (Lung ARS)
Overview
The U.S Government's current planning scenario for a nuclear attack is a 10 kiloton detonation in a major American city.  For purposes of comparison, the yield of the bomb dropped on Hiroshima in World War II was approximately 16 kilotons.  Such an attack would potentially expose hundreds of thousands of citizens to acute, high dose, ionizing radiation and the lethal effects of Acute Radiation Syndrome ("ARS").
ARS is not a single disease, but a series of sub-syndromes that follow exposure to ionizing radiation.  BARDA is pursuing separate development plans for each sub-syndrome. 10150 is the only compound in advanced development with BARDA for Lung-ARS.
Immediately after exposure, the first syndromes of ARS typically experienced by those exposed are the acute hematopoietic (bone marrow) syndrome ("H-ARS") and early-onset GI-ARS, both of which can be lethal. However, depending on the level and location of radiation exposure, the lethal effects of both H-ARS and early-onset GI-ARS may be reduced with proper treatment, including supportive care (fluids and antibiotics) and LGFs like Amgen's Neupogen®.

In September 2013, BARDA announced that it had entered into a vendor-managed supply agreement with Amgen to supply its LGF, Neupogen®, to the SNS as a treatment for H-ARS.  Although Neupogen® is an FDA-approved drug for neutropenia, it is not approved for H-ARS and would be used under a pre-EUA application.  The procurement of Neupogen® for the SNS is significant for 10150 and its potential role in the treatment of ARS.  A 2011 murine study conducted at Indiana University at the request of Japanese researchers confirmed that 10150 does not interfere with the positive effects of Neupogen® in H-ARS and the two products in combination were safe and well-tolerated.  More importantly, this study also demonstrated that treatment of H-ARS with Neupogen® exacerbates radiation damage to the lung, even at sub-lethal doses of radiation. Treatment with Neupogen® in combination with 10150 significantly reduced the lung damage.  We believe that the use of Neupogen® in treating H-ARS makes the use of 10150 crucial in managing the lung effects of acute radiation exposure.  On March 30, 2015, the FDA approved Neupogen® for the treatment of H-ARS.
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
We believe it is in the government's interest in to provide care not only for survival from the short-term effects of radiation exposure following an event (e.g., H-ARS and GI-ARS), but also to provide care for the delayed effects of radiation exposure, such as Lung-ARS.  There are no current FDA-approved or EUA-approved therapies for Lung-ARS.  We believe 10150 is the only drug in advanced development with BARDA for Lung-ARS.
Pre-clinical studies
In a 2013 study run under the BARDA contract at the University of Maryland at Baltimore, a total of 120, CBA/J mice were exposed to 14.6 Gray of whole thorax irradiation ("WTLI").  Four cohorts of animals were treated with daily doses of 5mg, 10 mg, 25 mg or 40 mg/kg of 10150 beginning 24 hours after exposure for a total for 28 days.  The results are shown in the table below.  Survival at six months post-exposure in the optimal treatment group of 25mg/kg of 10150 improved to 40 percent, compared to 10 percent survival in the radiation only group.  In addition, animals receiving 10150 showed significant protection of the lungs as measured by differences in wet lung weights and breathing frequency.  This study confirms previous studies in animals that demonstrate 10150's protection of the lungs from radiation exposure.

Treatment	Survival	Number of Animals
Radiation Only	10%	20
Radiation + 5 mg/kg AEOL 10150	16%	19
Radiation + 10 mg/kg AEOL 10150	16%	19
Radiation + 25 mg/kg AEOL 10150	40%	20
Radiation + 40 mg/kg AEOL 10150	30%	20

A number of other preclinical studies by researchers at the University of Indiana, the University of Maryland and Duke University have demonstrated the efficacy of 10150 in the protection of healthy, normal tissue from damage due to blast and fractionated radiation exposure.
In 2011, we announced positive results from study of 10150 and Neupogen® as combination therapy for treatment of ARS.  The study was conducted by Christie Orschell, PhD of Indiana University. The primary endpoint of the study was to determine drug-drug interactions between Neupogen® and 10150, as well as to monitor safety and tolerability of the two treatments given simultaneously. Results of the study confirmed that 10150 does not interfere with the positive effects of Neupogen® on the hematopoietic, or bone marrow, syndrome of Acute Radiation Syndrome ("ARS"), and the two products in combination were safe and well tolerated.  In 2012, we announced further data from this study, which demonstrated that treatment of the hematopoetic sub-syndrome of acute radiation syndrome ("Heme-ARS") with Neupogen® exacerbates radiation damage to the lung. The study also confirmed that treatment with 10150 in combination with Neupogen® significantly reduced the lung damage.
The study entitled "Pilot Study to Test the Effects of Aeolus 10150 on Neupogen®-Induced ANC Recovery in Sub-Lethally Irradiated C57Bl/6 Mice" was initiated at the request of Shigetaka Asano, MD of Waseda University and Arinobu Tojo, MD, PhD and Tokiko Nagamura, MD at the Institute of Medical Science at the University of Tokyo to determine whether there would be any interference with the demonstrated efficacy of Neupogen® as a medical countermeasure against the hematopoietic complications of radiation exposure. In previous treatment of radiation accident victims at Tokai-mura, Dr. Asano and others were able to use Granulocyte Colony Stimulating Factor ("G-CSF") and supportive care to enable victims of 8 to 12 Gy exposure to survive the hematopoietic ("heme") syndrome. Unfortunately, these patients later died due to lung and multi-organ complications. As 10150 has shown separate efficacy against lung and GI complications in mice and in Lung-ARS in non-human primates, this study was undertaken to evaluate whether the Neupogen® and Aeolus 10150 compounds would be beneficial if used in tandem.
The use of Neupogen® or other G-CSFs or Neulasta® or other Granulocyte-Macrophage Colony Stimulating Factor ("GM-CSF") products is recommended by the Radiation Emergency Assistance Center/Training Site (REAC/TS) at radiation exposures greater than 2 to 3 Gy to mitigate damage to the hematopoietic system. REAC/TS is a response asset of the U.S. Department of Energy and provides treatment capabilities and consultation assistance nationally and internationally. In animal studies G-CSF's have been shown to be effective in increasing survival at levels up to 7.5 Gy due to their positive effects on the hematopoietic damage created by radiation exposure.   BARDA began procuring Neupogen® and Sanofi-Aventis' drug Leukine® for the Strategic National Stockpile in September 2013.
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
Non-clinical studies
In a 2014 study run under the BARDA contract at the University of Maryland at Baltimore, a total of 80 rhesus macaque monkeys were exposed to 10.74 Gray of WTLI. Three cohorts of animals were treated with 25 mg/kg of 10150 beginning 24 hours after exposure.  The three cohorts then received daily doses of 10150 for 28 days, 60 days or 28 days followed by a pause of 32 days and then an additional 28 days of treatment.  As we announced in September 2014, survival at six months post-exposure in the 60 day treatment group was 50%, compared to 25% survival in the radiation-only untreated control group. This study confirms previous studies in non-human primate and mouse models that demonstrate 10150's protection of the lungs from radiation exposure.  We plan to publish the detailed results of the study with our research collaborators as soon as possible.

In May 2015, we announced secondary endpoints from the study.   The data from these endpoints demonstrated that administration of 10150 for 60 days beginning 24 hours after exposure to 10.74 Gy of radiation:
- Increased mean and median overall survival time
- Increased mean and median survival time in subjects that did not survive to 180 days
- Increased time to onset of increased respiratory rate, a clinical measure of lung injury
- Decreased mortality in subjects with elevated respiratory rate
- Decreased wet lung weight in all animals, suggesting less parenchymal damage and edema
- Increased Sp02, a measure of compensated lung function
- Diminished radiographic evidence of pneumonitis and fibrosis during the later stages of the study (days 90 -180)

In addition, a new approach to investigating lipids, metabolites and proteins in pathophysiological process, matrix-assisted laser desorption/ionization mass spectrometry imaging (MALDI-MSI) was employed in the study to measure potential biomarkers for lung injury in tissue samples from study subject.  Analysis using MALDI-MSI showed that the molecular profile for the naïve (un-irradiated) lung is statistically distinct from irradiated lung and treatment with AEOL 10150 shifts the molecular profile back towards the naïve lung.  Two prospective biomarkers found in irradiated, damaged lung tissue were not detectable in either naïve or 10150-treated samples.
In 2010, we initiated a study to test the efficacy of 10150 as an MCM to nuclear and radiological exposure in non-human primates ("NHPs"). The study was designed to test the efficacy of 10150 as a treatment for Lung-ARS and to begin establishing an animal model that can be validated and could be utilized by the FDA for approval of an MCM for Pulmonary Acute Radiation Syndrome under the "Animal Rule". The FDA "Animal Rule" enumerates criteria whereby the FDA can rely on animal efficacy data when "evidence is needed to demonstrate efficacy of new drugs against lethal or permanently disabling toxic substances when efficacy studies in humans, ethically cannot be conducted." The criteria are discussed below.
Results from the study were published in the journal Health Physics, Volume 106, Number 1 (January 2014) under the title "A Pilot Study in Rhesus Macaques to Assess the Treatment Efficacy of A Small Molecular Weight Catalytic Metalloporphyrin Antioxidant (AEOL 10150) in Mitigating Radiation-induced Lung Damage."   The primary objective of the study was to determine if 10150 could mitigate radiation-induced lung injury and enhance survival in rhesus macaques exposed to whole thorax lung irradiation ("WTLI") and administered supportive care. Two cohorts of NHPs were exposed to 11.5Gy LINAC-derived photon radiation in the WTLI protocol. The control cohort had n=6 and 10150-treated cohort was n=7.This model showed 100% incidence of severe radiation-induced lung damage. 10150 was administered subcutaneously at 5mg/kg beginning at day 1 post WTLI and continued as a single, daily injection for 28 consecutive days. The final results were presented at the 14th International Congress of Radiation Research in Warsaw, Poland in September 2011.  Key findings in the study include:
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

4.
Dexamethasone administration yielded a transient benefit on both clinical and radiographic evidence of pneumonitis.  The 10150 treated cohort required 1/3 less dexamethasone support due to reduced pulmonary injury in the 10150 treated group, resulting in less frequent clinical "triggers" (respiratory rate≥80) to treat with dexamethasone.

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

Future Development Plans
Our objective is to develop 10150 as an MCM against Lung-ARS via the FDA's "Animal Rule". This development pathway requires demonstration of the key study efficacy parameter of 10150 treatment in two animal models relevant to the human radiation response and its treatment, demonstration of safety in humans, demonstration of relevant dosing and administration in humans, and clear identification of the mechanism of radiation-induced damage to the lung and its amelioration by the drug candidate.
10150 has several distinct advantages as an MCM, including the following:
·	Demonstrated survival increase in animal studies of lung ARS when administered 24 hours after exposure,
·	Demonstrated reduction in lung fibrosis in animal studies when administered up to 24 hours post exposure,
·	Demonstrated histological improvement in lung tissue post-radiation exposure,
·	Addresses an unmet medical need as an MCM to Lung-ARS,
·	Established safety profile in both clinical and pre-clinical studies,
·	Subcutaneous self-administration possible by exposed individuals during emergency,
·	Rapid administration, allowing large numbers of patients to be treated quickly,
·	Original formulation stable for up to 4½ years at 0–8°C and 1 year at room temperature,
·	New formulation stability tested in bulk drug for 2 years at room temperature (25°C) and refrigerated conditions (2-8°C); stability testing in bulk drug will continue to three years,
·
New formulation stability tested in final drug product to 18 months under room temperature (25°C), accelerated conditions (40°C) and refrigerated conditions (2-8°C); stability testing in final drug product will continue to 5 years,

·	Requires no non-standard storage conditions (i.e., not photosensitive),
·
Currently in development as an adjunct to radiation therapy and lung fibrosis; if approved will provide a pre-existing distribution and stockpile resource at oncology centers in the event of a radiological emergency,

·	Demonstrated advantage when used in combination with Neupogen®,
·	Demonstrated potential as both a therapeutic and prophylactic,
·	Demonstrated efficacy against sulfur mustard gas, phosgene gas, chlorine gas and nerve agent exposures,
·	Potential dual use as an adjunct treatment for cancer patients receiving radiation therapy and treatment of pulmonary fibrosis, subject to separate FDA approvals for these indications.
We believe that in order to receive approval from the FDA for Lung-ARS with the FDA, we will need to demonstrate efficacy in animal models and demonstrate product safety. We also plan to request Fast Track status for this indication. If the FDA accepts our Fast Track request, a rolling NDA submission process is enabled, a key step in achieving Priority Review. The FDA determines within 45 days of a company's request, made once the complete NDA is submitted, whether a Priority or Standard Review designation will be assigned.
In August 2014, the Company filed an IND (IND#112103) for 10150 for Lung-ARS with the Division of Medical Imaging Products ("DMIP") at FDA. On September 22, 2014, the Company received a letter from FDA placing the proposed Phase I study in healthy normal volunteers on clinical hold.  In January 2015, the Company provided additional data to the DMIP including a mitigation plan to address the DMIP's concerns and requested a "Type A" meeting to discuss the plan.  On March 12, 2015, the Company met with the DMIP and received updated guidance for the removal of the clinical hold.  The DMIP indicated that it would remove the clinical hold if the Company conducts a mini-pig skin study, and demonstrates that 10150 is not mutagenic by (i) performing studies to support its hypothesized non-mutagenic mechanism of action ("MOA") as responsible for positive findings in prior in-vitro genotoxicity studies (the "Genotox MOA Work") or (ii) performing a transgenic mouse carcinogenicity study ("Mouse Carc Study") to definitively determine the mutagenic potential of 10150.
In the first quarter of 2015, the Company initiated a mini-pig skin study in accordance with the DMIP's request.  The study has been completed and results will be submitted to the FDA in December 2015.  In June 2015, the Company received an option exercise under its Lung ARS development contract with BARDA that provides the funding for the Genotox MOA Work requested by the DMIP.  The Genotox MOA Work began in June, and the Company believes that preliminary results provide the data to support the hypothesized non-mutagenic mechanism of action.  GLP studies are currently underway to confirm the preliminary findings, and, if consistent with the preliminary studies, are expected to be submitted to the FDA by the end of 2015 with a request for removal of the clinical hold.  In August 2015, the Company also initiated the initial portion of the Mouse Carc Study.  This study is expected to be complete in the fourth quarter of calendar 2016, and will be used in the event that the Company is unable to meet the FDA's request through the Genotox MOA Work.   If the Genotox MOA Work is acceptable to the FDA, the Company expects to initiate a phase 1 study in healthy normal volunteers in 2016.

In addition to the phase 1 study in healthy, normal volunteers, we plan to initiate studies in patients with cancer and/or lung fibrosis, and will use this data together with the existing data we have in patients with Amyotrophic Lateral Sclerosis ("ALS") to respond to the DMIP's concerns.  As discussed above, we also plan to file separate 10150 IND's with the Respiratory division of the FDA and the Oncology division of the FDA in the first half  of 2016 and initiate Phase I studies in patients with pulmonary fibrosis and in patients receiving radiation therapy for cancer upon FDA approval of those INDs.  We also believe that this is the most efficient way to generate the safety data required for a pre-EUA application for Lung-ARS.
The FDA's "Animal Rule" enumerates criteria whereby the FDA can rely on animal efficacy data when evidence is needed to demonstrate efficacy of new drugs against lethal or permanently disabling toxic substances when efficacy studies in humans cannot be ethically conducted. The criteria are as follows:
·	Knowledge of the mechanism of radiation-induced damage to the lung and its amelioration by the candidate drug.
·	Pharmacokinetic and pharmacodynamic analysis to provide information on relevant dose and administration schedule.
·	Direct correlation of key study parameters (e.g., survival or major morbidity) with the desired clinical benefit in humans.
·	Collection of efficacy data in two species relevant to the human radiation response and its treatment unless otherwise justified under GLP-compliant conditions.
·	A Phase I safety trial using the same product and formulation as used in the pivotal trial(s) is required.

Demonstrate Efficacy in Animal Models
Under the BARDA contract, we have developed and validated mouse and NHP models for Lung-ARS.  We have also presented these models to the FDA and they have concurred with our design and our development plan for demonstrating efficacy. We believe that the efficacy data produced in pivotal studies using validated models will provide the data required to demonstrate efficacy of 10150 at the dose and schedule proposed for licensure
Demonstrate Product Safety.
For product approval under the "Animal Rule", we will also demonstrate product safety using the same product and formulation used in the animal efficacy trials and proposed for use in humans. Demonstration of safety includes preclinical demonstration of safety via the standard pre-clinical studies and analyses methods and Phase I safety trials sufficient to demonstrate product safety in the target patient population. We believe our proposed safety studies in healthy normal volunteers, planned studies in pulmonary fibrosis and radiation therapy, as well as completed phase 1 studies in ALS may be utilized to demonstrate safety for this indication. We expect that all studies in healthy normal volunteers will be funded by BARDA, and believe that BARDA may fund or co-fund studies in other indications to provide the human safety data required for approval under the animal rule.
Competition
Currently there are no FDA-approved drugs for the treatment of Lung-ARS. We are also not aware of any other drug candidates that have demonstrated the ability to protect the lungs from radiation when administered after exposure, which we believe is a critical aspect of the development of an MCM against the effects of acute radiation syndrome.  We are also not aware of any drugs with advanced development funding from BARDA for Lung-ARS.
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

Funding and Funding Options
On February 11, 2011, we signed a five-year, cost-plus contract with BARDA for the development of 10150 as a MCM against Lung-ARS (the "BARDA Contract").  BARDA is the government agency responsible for the advanced development and purchase of medical countermeasures for chemical, biological, radiological and nuclear threats.  The contract funds the advanced development of 10150 through approval by the United States Food & Drug Administration ("FDA") under the "Animal Rule."  The Animal Rule allows for approval of drugs using only animal studies when human clinical trials cannot be conducted ethically.
Pursuant to the BARDA Contract we were awarded approximately $10.4 million for the base period of the contract (from February 2011 to April 2012). On April 16, 2012, we announced that BARDA had exercised two options under the BARDA Contract worth approximately $9.1 million. On September 17, 2013, we announced that BARDA had exercised $6.0 million in additional contract options. On May 07, 2014, we announced that BARDA had exercised a Contract Modification worth approximately $1.8 million. On June 26, 2015, we announced that BARDA had exercised $3.0 million in additional contract options under its advanced research and development contract for AEOL 10150. The June option exercise brings the total contract value exercised as of September 30, 2015 to approximately $30.3 million. We may receive up to an additional $88.1 million in options exercisable over the remaining years of the contract.  Options are exercised based on the progress of the development program, including the completion of clinical trials or manufacturing tasks under previously exercised options.  The final goal of the contract is to achieve FDA approval for 10150 and the development of commercial manufacturing capability.  In order to achieve these goals, we believe it will be necessary to exercise the majority of the options in the contract. We also believe that BARDA is likely to continue to exercise options as long as 10150 continues to demonstrate efficacy and safety in testing for Lung-ARS.  In the event we begin sales to the U.S. government under an EUA, we believe that BARDA is likely to exercise the majority of the remaining options under the contract.  One of the requirements of an EUA is that the development program continue towards the goal of FDA approval. If all of the options are exercised by BARDA, the total value of the contract would be approximately $118.4 million.
Since we have been awarded the BARDA Contract, substantially all of the past costs associated with the research and development of 10150 as a MCM for Lung-ARS have been covered by the BARDA Contract and we expect substantially all future costs would be covered by the BARDA Contract; however, our expectation in this regards is primarily dependent on continued positive results with 10150 in animal studies and the general risks of doing business with the government.  See Risk Factors – "Risks Related to Our Dependence on U.S. Government Grants and Contracts."  We expect that  a portion of the net proceeds from the 2015 Securities Placement will also be used to fund part of the future costs of the Lung ARS program that are not funded by the BARDA Contract.

10150 as a potential medical countermeasure against the effects of mustard gas
Overview
Sulfur mustards, of which sulfur mustard gas ("SM") is a member, are a class of related cytotoxic, vesicant chemical warfare agents with the ability to form large blisters on exposed skin and cause pneumonitis and fibrosis in the lungs. In their pure form most sulfur mustards are colorless, odorless, viscous liquids at room temperature. When used as warfare agents they are usually yellow-brown in color and have an odor resembling mustard plants, garlic or horseradish. Mustard agents, including sulfur mustard, are regulated under the 1993 Chemical Weapons Convention. Three classes of chemicals are monitored under this Convention, with sulfur and nitrogen mustard grouped in the highest risk class, "schedule 1." However, concerns about its use in a terrorist attack have led to resurgence in research to develop a protectant against exposure.
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
The primary endpoints in these studies were survival and blood oxygen saturation. Secondary endpoints included clinical scores, blood gas and histopathology for cast formations. 10150 or placebo was given to rats one hour after sulfur mustard vapor exposure and repeated every 4 or 8 hours. Forty-eight hours after exposure, lung edema was assessed by changes in the Broncho alveolar lavage (BAL) protein levels. At euthanasia, 48 hours after exposure, 10150 significantly improved (p < 0.0001) pulse oximetry, and 10150 treated rats had improved blood oxygenation throughout the study period. Treatment with 10150 also restored blood gas parameters to near normal levels, including: pO2 (p < 0.001), pCO2 (p < 0.0016) and pH (p < 0.0006). Finally, 10150 treatment reduced airway cast formation by 50% at 24 hours (p < 0.017).
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
Future Development Plans
We plan to meet with the FDA in 2016 to discuss a pivotal rat study and a second animal model for this indication.  We expect to file an IND for the sulfur mustard indication in the second half of 2016.   We will also seek to launch the two pivotal efficacy studies required for approval by the FDA under the "Animal Rule" as well as complete the necessary safety studies as further described under the heading "10150 as a potential medical countermeasure against the effects of Pulmonary Acute Radiation Syndrome – Future Development Plans – Demonstrate Product Safety."

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
Funding Options
This development program to date has been funded under the NIH-CounterACT Program and we expect that future efficacy studies necessary for approval by the FDA, including the pivotal rat study and second animal model described above, will be funded by either the NIH-CounterACT program, the Department of Defense or BARDA.
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
One of the primary goals of the NIH-CounterACT program is to assist in the development of safe and effective medical countermeasures designed to prevent, diagnose, and treat the conditions caused by potential and existing chemical agents of terrorism and which can be added to the SNS. The SNS is maintained by the Centers for Disease Control and Prevention ("CDC"). The SNS now includes CHEMPACKS that are forward-deployed in secure, environmentally controlled areas throughout the United States available for rapid distribution in case of emergency.  CHEMPACKS were developed for threats like chemical and nerve gas where treatment must be administered in less than 24 hours and shipment of MCMs from SNS warehouse locations is not practicable.  The CDC has established a diagnostic response network for the detection of nerve agents, mustard, cyanide and toxic metals.
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
Pre-clinical studies
Under a grant from NIH CounterACT, researchers from National Jewish Health and McGill University have completed a series of preliminary studies demonstrating that 10150 protects lungs from chlorine gas exposure in mice and rats. The primary objective of these studies was to determine whether administration of 10150, after exposure, reduces the severity of acute lung injury and asthma-like symptoms induced by chlorine gas. In 2010, 10150 was given to mice at a 5 mg/kg subcutaneous dose one hour after chlorine gas exposure (100 ppm for 5 minutes) and repeated every 6 hours. Twenty-four hours after exposure, lung inflammation was assessed by changes in Broncho alveolar lavage ("BAL") cellularity and neutrophil influx. 10150 significantly reduced (p<0.05, n=6/group) chlorine gas-induced lung inflammation as measured by BAL fluid cellularity levels by 40% that appeared to be due to limiting neutrophil influx. 10150 also significantly attenuated (p<0.05, n=6) the degree of asthma-like airway reactivity induced by chlorine gas exposure by 40%. These results indicate that 10150 can attenuate lung injury and asthma-like symptoms from chlorine gas exposure and may provide an effective countermeasure against chlorine gas-induced lung injury.  The data from this study was published in December 2010 as AEOL10150: A novel therapeutic for rescue treatment after toxic gas lung injury by Toby McGovern, Brian J. Day, Carl W. White, William S. Powell and James G. Martin in the journal Free Radical Biology and Medicine.

National Jewish Health replicated the mice studies previously conducted by McGill University in rats to determine whether 10150 mitigates lung damage due to chlorine gas exposure in multiple studies between 2011 and 2013. In these studies, 10150 significantly reduced protein, white blood cell, red blood cell, macrophage and neutrophil counts in Broncho alveolar lavage fluid.  Additional studies are ongoing at National Jewish Health.
Future Development Plans
We plan to develop a second animal model and to launch the two pivotal efficacy studies required for approval by the FDA under the "Animal Rule."  We believe that the safety and CMC work being done under the BARDA Lung-ARS further described under the heading "10150 as a potential medical countermeasure against the effects of Pulmonary Acute Radiation Syndrome – Future Development Plans" will be sufficient to satisfy the safety and CMC requirements for an NDA filing.
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
Funding Options
This development program to date has been funded under the NIH-CounterACT Program and we expect that future efficacy studies necessary for approval by the FDA will be funded by the NIH-CounterACT program or BARDA.
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
Future Development Plans
On September 10th 2013, NIH-NINDS notified Dr. Patel that a total of $4.3 million had been awarded for her project titled "Neuroprotective Effects of AEOL 10150 against organophosphate toxicity."  The research work is being conducted in Dr. Patel's lab at the University of Colorado, National Jewish Health as well as at the USAMRICD.  Funding for this research has been awarded under a grant supported by the CounterACT Program, National Institutes of Health Office of the Director (NIH OD), and the NINDS
Competition
The current standard of care for nerve agent exposure is Atropine® and benzodiazepines. 10150 would be added to current standard of care to improve outcomes.  We believe that other companies are developing potential treatments for nerve gas, although it is difficult to evaluate their success unless data is announced publicly
However, in general, we face significant competition for U.S. government funding for both development and procurements of medical countermeasures for biological, chemical and nuclear threats, diagnostic testing systems and other emergency preparedness countermeasures. The U.S. federal government has currently allocated a significant amount of research funding to the development of countermeasures against bioterrorism. As a result, there are many drug candidates under development as a possible countermeasure against chemical threat agents.
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
Advances in the tools of molecular and cellular biology have enabled researchers to develop a better understanding of the underlying mechanisms responsible for radiation therapy-induced normal tissue injury. For decades ionizing radiation has been known to increase production of free radicals, which is reflected by the accumulation of oxidative damaged cellular macromolecules.
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

Pre-clinical studies
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
In another study of prostate cancer tumors (Gridley, et al of Loma Linda University), mouse prostate cancer cell line RM-9 was injected subcutaneously into C57/Bl6 mice, followed by up to 16 days of 10150 delivered intraperitoneally at 6 mg/kg/day. On day seven, a single dose of radiation (10 Gy) was delivered. Therefore, the mice received compound for seven days prior to radiation. The results of this study demonstrated that 10150 does not protect the prostate tumor against radiation, however, 10150 showed a trend towards increasing the effectiveness of the radiation treatment. The primary effect appears to be in down-regulation of radiation induced HIF-1 expression and VEGF and up-regulation of IL-4. Thus, 10150, through its down-regulation of VEGF, may inhibit formation of blood vessels (i.e., angiogenesis) required for tumor re-growth and protects normal tissues from damage induced by radiation and chemotherapy.

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

Tumor Growth
3000
2500
2000
1500
1000
500
0
D1
D12
D25
D37
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
Funding Options
Substantially all of our costs associated with the CMC and toxicology necessary for the oncology indications have been covered by the BARDA Contract. We expect such costs to continue to be covered by the BARDA Contract unless BARDA chooses not to exercise its options under the BARDA Contract.  In such a circumstance, we would need to raise additional capital, or partner with another firm, in order to complete the non-clinical and safety programs related to Lung-ARS noted above. We will need to internally fund the human efficacy programs in oncology, as well as any non-clinical studies that may be necessary for specific oncology indications.  We expect that  a portion of the net proceeds from the 2015 Securities Placement will be used to fund part of the future costs of this program that are not funded by the BARDA Contract, including funds for an initial trial in human patients receiving therapeutic radiation for cancer. We may still raise capital through other sources even if BARDA exercises additional options under the BARDA Contract.
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
The most frequently reported adverse events in this Phase I clinical trial were injection site reactions, followed by dizziness and headache. Adverse events were primarily mild in severity, and approximately one-half of the events were considered to have a possible relationship to the study medication. In addition, no clinically meaningful findings were noted in the safety, laboratory, vital sign, the Unified Parkinson's disease Rating Scale ("UPDRS"), functional ALS, or electro cardiogram ("ECG") data. All cohorts exhibited dose-related peak plasma drug concentrations and consistent disappearance half-lives.

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
Pharmacokinetic findings from the Phase Ib study to data are as follows:
·	Increases in Cmax and AUC (0-8) appear to correlate with increases in dose, but the correlation is not strong.
·	The mean Cmax for the 40 mg cohort was 1,735 ng/mL; 2,315 ng/mL for the 60 mg cohort and 1,653 ng/mL for the 2 mg/kg cohort.
·	There were probable linear correlations between both Cmax and AUC(0-8) and dose based on body weight.
·	The terminal half-life (a measurement of the time period for which a compound stays in the body) as determined from Day 7 data was approximately 8 to 9 hours.
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
During 2008, we completed a follow-on Phase I open label compassionate use multiple dose study of 10150 in a patient diagnosed with progressive and debilitating amyotrophic ALS. The study was conducted at the University of California, Los Angeles by Martina Wiedau-Pazos, M.D., and was designed to evaluate the safety and efficacy of 10150 in an ALS patient over an extended period of time. The patient received a subcutaneous injection of 75mg of 10150 two times each day for 34 days. Efficacy and safety data was monitored for the duration of the study. The primary objective of this study was to assess the clinical efficacy of 10150 with respect to the patient's baseline assessment of functional status. Secondary objectives included the assessments of muscle strength, respiratory function, quality of life and safety. The patent's baseline efficacy results were an ALS Functional Rating Scale ("ALSFRS-R") rating of 19, Muscle strength Manual Muscle Testing Scale ("MMTS") of 68 and a forced vital capacity ("FVC") of 30%. The patient's results after 2 months were an ALSFRS-R rating of 22, a MMTS rating of 86 and an FVC of 28%. It should be noted that the subject began using breathing assistance (BiPAP) approximately two weeks after the study started. The patient discontinued treatment due to nausea and moderately increased liver transaminases. Other drug-associated adverse events included mild skin irritation at the injection site and mild urine discoloration.
AEOL 10150 in Idiopathic Pulmonary Fibrosis
Overview

Idiopathic pulmonary fibrosis ("IPF") is a progressive, fibrosing interstitial pneumonia of unknown cause characterized by the development of scar tissue that thickens the lining of the lungs and generally leads to death due to inhibition of lung function.  IPF affects approximately 128,000 people in the United States with 48,000 new cases and 40,000 deaths.  It usually affects older individuals, those in the sixth to seventh decade, and is a severe disease with a variable clinical course and a high mortality rate. Approximately 2/3 of IPF sufferers will die within 5 years of diagnosis.  The median survival after diagnosis is 3 to 4 years.

Standard of care for IPF is treatment with anti-inflammatory drugs such as corticosteroids although there is no evidence that these treatments are effective in increasing long-term survival.  Supplemental oxygen may improve patient quality of life, but has no effect on the course of the disease.  In some instances, lung transplantation may be considered.  On October 15, 2014, the FDA approved Esbtriet® (pirfenidone), manufactured by Intermune, and Ofev® (nintedanib), manufactured by Boehringer Ingelheim, for the treatment of IPF.  We believe that there is still a significant need for additional and more effective treatments for IPF.

Pre-clinical Studies

Whole Thorax Irradiation ("WTLI") is a validated model for IPF in animals.  The efficacy studies under the BARDA Contract in monkey and mice were conducted using a WTLI model.  Those studies demonstrated a significant reduction in inflammation and fibrosis in animals treated with AEOL 10150.  Additionally, during 2015, researchers at National Jewish Health conducted efficacy studies of 10150 using a Bleomycin induced fibrosis model.  These studies also demonstrated a significant reduction in fibrosis in animals treated with 10150, and provided further support for the drug's potential as a therapy for patients with pulmonary fibrosis, including IPF.

Development Plans
In March 2015, the Company received notice from the Office of Orphan Products Development at the U.S. Food & Drug Administration (FDA) granting Orphan Drug Designation for AEOL 10150 "for treatment of idiopathic pulmonary fibrosis."  Orphan Drug Designation entitles the sponsor to a seven-year marketing exclusivity period, clinical protocol assistance with the FDA, as well as federal grants and tax credits.  In October 2015, the Company announced the formation of a Pulmonary Fibrosis Clinical Advisory Board ("PFCAB") led by Kevin Brown, MD, Professor and Vice Chair, Department of Medicine, at National Jewish Health.  Upon resolution of the clinical hold with the FDA for the Lung ARS indication, the Company plans to meet with the Respiratory division of the FDA and file an IND to initiate phase 1 studies of 10150 in patients with pulmonary fibrosis.

Competition

Esbriet® and Ofev® were approved by the FDA for the treatment of IPF on October 15, 2014.  Esbriet® and Ofev® are also approved for use in Europe, Canada, Japan, South Korea and other countries.  The effectiveness of Esbriet® and Ofev® are, however, limited and we believe that there is still a significant need for more effective treatments.  There are a number of potential treatments for IPF in advanced development by multiple biotechnology and pharmaceuticals.  Many of these potential treatments are monoclonal antibody therapies.  We believe that 10150 exploits a novel mechanism of action in the treatment for IPF.  In general, however, we believe that there will be substantial, well-funded competition for the development of new IPF treatments.

Funding

Although the initial data supporting a program in IPF was largely generated under the BARDA Contract, we are uncertain as to whether funding for human safety and efficacy studies will be available from that source.  However, as with radiation oncology, manufacturing, toxicology and safety work under the contract can also be used in the development of 10150 for IPF.  We expect that  a portion of the net proceeds from the 2015 Securities Placement will be used to fund part of the future costs of this program that are not funded by the BARDA Contract, including funds for an initial trial in patients with IPF.   The Company will also seek non-dilutive capital sources and pursue potential partnership opportunities to advance the IPF program.

AEOL 11114B, AEOL 11203 and AEOL 11207 in Parkinsons' Disease
Overview
We have evaluated three compounds, 11114, AEOL 11203 ("11203") and AEOL 11207 ("11207"), for the treatment of Parkinsons Disease with funding from MJFF.  Parkinson's disease is a common neurodegenerative disorder, second in occurrence among these disorders only to Alzheimer's disease. According to the National Parkinson Foundation, Parkinson's affects as many as one million people in the United States, with approximately 60,000 new cases diagnosed in the United States each year.
Parkinson's specifically involves the progressive destruction of the nerves that secrete dopamine and control the basal ganglia, an area of the brain involved in the regulation of movement. Dopamine turnover has been shown to elevate the levels of ROS in the brain. In addition, a street-drug contaminant has appeared that can cause Parkinsonism in drug abusers. The compound N-methyl-4-phenyl-1, 2, 3, 6tetrahydropyridine ("MPTP") has been identified in underground laboratory preparations of a potent analog of meperidine (Demerol). MPTP-containing powder, sometimes sold as a new "synthetic heroin," can be dissolved in water and administered intravenously or taken by the intranasal route. MPTP has been documented to produce irreversible chronic Parkinson symptoms in drug abusers. Agents such as MPTP overproduce ROS in the basal ganglia. Therefore, ROS mediated neuronal dysfunction may play a key role in the development of Parkinson's disease. Symptoms of this disease include tremors, rigidity and bradykinesia (i.e., slowness of movement).  In the more advanced stages, it can cause fluctuations in motor function, sleep problems and various neuro-psychiatric disorders. A biological hallmark of Parkinson's disease is a reduction in brain dopamine levels. Preventing or slowing the destruction of brain cells that lead to the depletion of dopamine levels in the brain is an important therapeutic approach for the treatment of this disease.
Pre-clinical studies
Data developed by our scientists and Dr. Manisha Patel at the University of Colorado Health Sciences Center and Department of Medicine, indicate that when administered orally, 11207 is greater than 80% bioavailable, meaning that it is readily absorbed and reaches both the circulatory system and the brain in sufficient amounts to demonstrate biological activity. Data developed with 11207 in a widely used animal model of Parkinson's disease (the "MPTP model") showed that when administered orally, 11207 crosses the blood brain barrier and protected dopamine neurons in a dose-dependent manner. Further data suggest that the compound has a half- life (a measurement of the time period for which a compound stays in the body) of about 3 days in both the circulatory system and the brain, and that prior to stopping administration of the compound, the levels of 11207 in both the circulatory system and brain reach a steady state (a valuable measurement of when the levels of the drug in the body remain substantially constant, neither increasing nor decreasing) after 2 days of dosing. Data have also been developed that indicate that when dosing of 11207 is stopped, the compound is excreted from the body.
In September 2010, Manisha Patel of the University of Colorado was informed by the Michael J. Fox Foundation that she had been awarded a supplement to her grant for the synthesis of additional quantities of 11114 and 11203; for the completion of the evaluation of 11114 and 11203's effects on MPTP toxicity (TH+ cells in substantia nigra), and behavioral testing and accumulation of manganese after chronic dosing.
Dr. Patel's research under the supplement established the maximum tolerated dose, pharmacokinetics, dosing paradigm, drug stability, and drug protein binding and efficacy for 11114.   The data from the efficacy work performed show that daily or every other day dosing with the compound protects against oxidative stress, improves performance on behavioral tests, and mitigates dopamine depletion in the 6-hyroxydopamine model of Parkinson's disease in restorative manner.   These results validate 11114's efficacy in the MPTP mouse model and suggest that the drug can be given after symptom onset after a 6-hydorydopamine lesion in rats to achieve neuroprotection.   Further, administration of 11114 every other day reduced oxidative stress and protected against behavioral deficits and loss of striatal dopaminergic neurons in the Substantia Nigra Pars Compacta ("SNPc").  Parkinson's disease is characterized by the death of neurons in the SNPc.  Currently available treatments for Parkinson's lessen the symptoms for some time, but there remains a great need for more effective therapies, such as 11114, that have shown the potential to protect against the loss of dopaminergic neurons.  11114 readily crosses the blood brain barrier, and daily or every other day treatment prevents oxidative stress and protects against oxidative stress, neuron loss and behavioral deficits in both a rat and mouse model of Parkinson's disease.
Prior to receiving the funding for this program, we filed a new composition of matter and use patent for AEOL11114.  In October 2015, the Company received notice of allowance of a composition of matter patent from the European Patent Office.

Future Development Plans
We plan to initiate the necessary pre-clinical work in the first quarter of calendar 2016 that will allow us to file an IND and initiate Phase 1 studies in Parkinson's disease within the next 18 months.
Funding Options
We expect that a portion of the net proceeds from the 2015 Securities Placement will be used to fund part of the future costs of this program, including amounts to fund the pre-clinical work necessary to file an IND for 11114. We will also seek non-dilutive capital sources and pursue potential partnership opportunities to fund the human clinical studies of 11114 for Parkinson's disease.
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
BARDA Contract; Background and Recent Developments
In December 2009, we were informed by BARDA that we had been chosen to submit a full proposal for funding of our Lung-ARS program from its current stage through FDA approval, based on a summary "white paper" submitted by us earlier in 2009. We submitted a full proposal in February 2010. We were notified in July 2010 that our proposal had been chosen by BARDA, and then entered into negotiations for a development contract with the agency.

On February 11, 2011, we signed a five-year, cost-plus contract with BARDA for the development of 10150 as a MCM against Lung-ARS.  BARDA is the government agency responsible for the advanced development and purchase of medical countermeasures for chemical, biological, radiological and nuclear threats.  The contract fully funds the advanced development of 10150 through approval by the FDA under 21 CFR Part 314 Subpart I and Part 601 Subpart H (the "Animal Rule.")  The Animal Rule allows for approval of drugs using only animal studies when human clinical trials cannot be conducted ethically.
We were awarded approximately $10.4 million in the base period of the contract. On April 16, 2012, we announced that BARDA had exercised two options under the BARDA Contract worth approximately $9.1 million. On September 17, 2013, we announced that BARDA had exercised $6.0 million in additional contract options. On May 07, 2014, we announced that BARDA had exercised a Contract Modification worth approximately $1.8 million.  On June 26, 2015, we announced that BARDA had exercised $3.0 million in additional contract options under its advanced research and development contract for AEOL 10150. The June option exercise brings the total exercised contract value to date to approximately $30.3 million.  We may receive up to an additional $88.1 million in options exercisable over the remaining years of the contract. If all of the options are exercised by BARDA, the total value of the contract would be approximately $118.4 million.
Activities under the contract to date include animal efficacy studies, animal model development with radiation survival curve studies, dosing studies, bulk drug manufacturing, bulk drug and final drug product manufacturing, validation testing, compliance studies, stability studies, ADME and metabolic studies, genotoxicity studies and the filing of an orphan drug status application and a fast track designation application with the FDA.

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

On November 7, 2012, we and the Office of Research and Development of the University of Maryland, Baltimore ("UMB") entered into a Sub-award Agreement, pursuant to which we engaged UMB to, among other things, perform mouse studies supporting the licensure of 10150. Prior to this agreement, our mouse studies had been conducted at Duke University.  In 2012, the research team at Duke responsible for conducting the studies moved to UMB.  The Sub-award Agreement is a fixed fee agreement inclusive of all direct and indirect costs. As a result of the contract modification and no-cost extension with BARDA mentioned above, the term of the Sub-award Agreement will continue through at least December 30, 2015.

On July 29, 2013, Aeolus presented the results and deliverables that had been produced during the first 28 months of the contract at an "In-Progress Review" meeting with BARDA, and requested the exercise of additional contract options.

On September 17, 2013 we announced that BARDA had exercised $6.0 million in additional options under the contract. The options that BARDA exercised will fund our IND filing for AEOL-10150 as a treatment for Lung-ARS, additional animal efficacy studies designed to optimize timing and duration of dosing and the continued development of large-scale GMP manufacturing capability to meet potential future demand.  When combined with our ongoing studies in non-human primates and our completed work in GMP manufacturing development, these options will help Aeolus meet the requirements for a pre-EUA filing for AEOL-10150 in 2016.

On May 07, 2014, we announced that BARDA had exercised a Contract Modification worth approximately $1,778,000.  The Contract Modification allowed Aeolus to reconcile actual costs incurred with billings under the original provisional indirect billing rate. It established a new provisional indirect billing rate and placed a cap on the current and future provisional indirect billing rates.

On September 4, 2014 we announced positive results from a large study in rhesus macaque monkeys funded by the BARDA Contract.  In the study, 10150 was administered beginning 24 hours after exposure to 10.74 Gray of whole thorax radiation. Survival at six months post-exposure in the 60-day treatment group was 50%, compared to 25% survival in the radiation only group. On May 4, 2015, we reported the complete results, including secondary endpoints, from the same study.  The study found that administration of 10150 for 60 days beginning 24 hours after exposure to 10.74 Gy of radiation:

•	Increased overall survival from 25% in the untreated control group to 50%
•	Increased mean and median overall survival time
•	Increased mean and median survival time in subjects that did not survive to 180 days
•	Increased time to onset of increased respiratory rate, a clinical measure of lung injury
•	Decreased mortality in subjects with elevated respiratory rate
•	Decreased wet lung weight in all animals, suggesting less parenchymal damage and edema
•	Increased Sp02, a measure of compensated lung function
•	Diminished radiographic evidence of pneumonitis and fibrosis during the later stages of the study (days 90 -180)

In addition, a new approach to investigating lipids, metabolites and proteins in pathophysiological process, matrix-assisted laser desorption/ionization mass spectrometry imaging (MALDI-MSI) was employed in the study to measure potential biomarkers for lung injury in tissue samples from study subject. Analysis using MALDI-MSI showed that the molecular profile for the naïve (un-irradiated) lung is statistically distinct from irradiated lung and treatment with 10150 shifts the molecular profile back towards the naïve lung. Two prospective biomarkers found in irradiated, damaged lung tissue were not detectable in either naïve or 10150-treated samples.

On September 22, 2014, we received notice from the FDA that the Phase I safety study in healthy normal volunteers proposed in its IND for Lung-ARS had been placed on clinical hold.  This notice will delay BARDA funding for the clinical study and its initiation until the FDA has reviewed the Company's response and removed the clinical hold.

On April 23, 2015, the Company executed a Modification of Contract (the "Modification") with BARDA.  The purpose of the Modification is to add funding in the amount of $1,021,000 for the purpose of funding ongoing murine efficacy, pharmacokinetic and ADME studies and project management.

On June 26, 2015 we announced that BARDA had exercised one option under the BARDA Contract worth approximately $1,989,000 for the purpose of funding laboratory work suggested by the FDA as a pathway to removing the clinical hold on the IND. The funds will also support ongoing project management.

As of September 30, 2015, the total contract value exercised by BARDA under the BARDA Contract is $30.3 million.

Aeolus' Anti-Inflammatory/Anti-Infective Program
We established this program to explore to create novel compounds that both reduce inflammation and combat anti-biotic resistant bacteria, with the goal of addressing unmet medical needs in commercial applications, such as cystic fibrosis, while also potentially providing novel approaches to treating major threats to public health from drug resistant bacteria such as burkholderia cepacia ("BC"), pseudomonas aeruginosa ("PA") and others listed as "Biggest Threats" by the Center for Disease Control and Prevention.   We have achieved our initial research objectives and begun to extend our preclinical accomplishments into non-clinical studies, clinical trials and drug development programs.

Our anti-inflammatory/anti-infective program is designed to:
·	Utilize a selective detoxification pathway that preserves host defense and limits inflammation
·	Create and develop stable, small molecules so that they:
o	Maintain pathogen killing with less off target damage,
o	Provide faster resolution of inflammation,
o	Decrease irreversible injury and oxidative stress, and

Produce candidates that are orally available, stable and inexpensive to manufacture.
Our most advanced anti-infective compound, AEOL 20415, is an orally-available, small molecule that has shown the ability to reduce inflammation and to kill bacteria.  A patent application for 20415 was filed in April 2015, and in-vitro studies have been completed to demonstrate 20415's activity against BC and PA.  A mouse study testing 20415's anti-infective and anti-inflammatory ability should be completed in the first quarter of 2015.   If the data confirms the positive in-vitro activity, we intend to initiate the pre-clinical work necessary to file an IND for this compound with an initial indication of Cystic Fibrosis.  We expect that a portion of the net proceeds from the 2015 Securities Placement will be used to fund the pre-clinical work necessary to file an IND for 20415. We will also seek non-dilutive capital sources and pursue potential partnership opportunities to fund the human clinical studies of 20415.
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

National Jewish Medical and Research Center and National Jewish Health
We have obtained an exclusive worldwide license from the National Jewish Medical and Research Center ("NJMRC") to develop, make, use and sell products using proprietary information and technology developed under a previous Sponsored Research Agreement within the field of antioxidant compounds and related discoveries.  The license from NJMC covers, among other items, the composition of matter for 10150 and some use patents related to alkylating and vesicant agents.  We must make milestone payments to the NJMRC in an aggregate amount of up to $250,000 upon the occurrence of certain development milestones. Our royalty payment obligations to the NJMRC under this license agreement are in the low single digits of net product sales. We are also obligated to pay patent filing, prosecution, maintenance and defense costs. This NJMRC license agreement is terminable by the NJMRC in the event of breach and otherwise expires when the last licensed patent expires.

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
In April 2015, we obtained an exclusive worldwide license from National Jewish Health to develop, make, use and sell products using proprietary information and technology developed at NJH with funding from the Company for the treatment of infection caused by bacterial, viral and fungal pathogens.  Under this license agreement, we must make milestone payments to NJH in an aggregate amount of up to $1,000,000 upon the occurrence of certain development milestones. In addition, we must make royalty payments to NJH under this license agreement ranging in the low-single digits as a percentage of all net sales, sublicensing fees, milestone payments and sublicense royalties that we receive from sublicenses granted by us pursuant to this license agreement. We are also obligated to pay patent filing, prosecution, maintenance and defense costs. This NJH license agreement is terminable by NJH in the event of breach and otherwise expires when the last licensed patent expires.

University of Colorado
In April 2015, we obtained an exclusive worldwide license from UC to develop, make, use and sell products using proprietary information and technology developed at UC for the treatment of Parkinson's disease or any other indication.  There are no milestone payments under the licensing agreement. In addition, we must make royalty payments to US under this license agreement ranging in the low-single digits as a percentage of all net sales, sublicensing fees, milestone payments and sublicense royalties that we receive from sublicenses granted by us pursuant to this license agreement. We are also obligated to pay patent filing, prosecution, maintenance and defense costs. This UC license agreement is terminable by UC in the event of breach and otherwise expires when the last licensed patent expires.
Research and Development Expenditures
Expenditures for research and development activities were $3,509,000 and $6,966,000 during the years ended September 30, 2015 and 2014, respectively. Research and development expenses for fiscal 2015 and 2014 related primarily to the advancement of our lead compound, 10150.
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
Biodefense Industry
Market Overview
The market for biodefense countermeasures has grown dramatically as a result of the increased awareness of the threat of global terror activity in the wake of the September 11, 2001 terrorist attacks. The U.S. government is the principal source of worldwide biodefense spending. Most U.S. government spending on biodefense programs is in the form of development funding from NIAID, BARDA and the Department of Defense ("DoD") and procurements of countermeasures by BARDA, the CDC and the DoD. The U.S. government is now the largest source of development and procurement funding for academic institutions and biotechnology companies conducting biodefense research or developing vaccines and immunotherapies directed at potential agents of bioterror or biowarfare.

We analyze the biodefense market in three segments; the United States civilian market, United States military market and non U.S. markets, with the U.S. government funding representing the vast majority of the worldwide market.
·
U.S. Civilian: The U.S. civilian market includes funds to protect the U.S. population from biological agents and is largely funded by the Project BioShield Act of 2004 ("Project BioShield"). Project BioShield is the U.S. government's largest biodefense initiative. Project BioShield was extended through the Pandemic All Hazards and Preparedness Reauthorization Act of 2013, which authorized BARDA to administer a Special Reserve Fund of $2.8 billion for MCM procurement.

·
U.S. Military: The DoD is responsible for the development and procurements of countermeasures for the military segment, which focuses on providing protection for military personnel and civilians who are on active duty.

·
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
The Pandemic and All-Hazards Preparedness Act ("PAHPA"), passed in 2006, established BARDA as the agency responsible for awarding procurement contracts for biomedical countermeasures and providing development funding for advanced research and development in the biodefense arena, and supplements the funding available under Project BioShield for chemical, biological, radiological and nuclear countermeasures, and provides funding for infectious disease pandemics. Funding for BARDA is provided by annual appropriations by Congress. Congress also appropriates annual funding for the CDC for procurements of medical assets and countermeasures for the SNS and for NIAID to conduct biodefense research. This appropriation funding supplements amounts available under Project BioShield.
The Pandemic and All-Hazards Preparedness Reauthorization Act ("PAHPRA"), passed in 2013, extended the programs started under Project BioShield and PAHPA.  PAHPRA authorized a $2.8 billion Special Reserve Fund to be administered by BARDA for the purpose of procuring MCMs for the SNS.  Currently, the U.S. government may, at its discretion, purchase critical biodefense products for the SNS prior to FDA approval after the filing of a pre-EUA application.

On an ongoing basis we monitor notices for requests for proposal, grants and other potential sources of government funding that could potentially support the development of our drug candidates. Nevertheless, changes in government budgets, priorities and agendas as well as political pressures could result in a reduction in overall government financial support for the biodefense sector in general and/or specifically the drug candidates we are developing. At any time, the U.S. government may be forced or choose to reduce or delay spending in the biodefense field, which could decrease the likelihood of future government contract awards, the likelihood that the government will exercise its right to extend any of its existing contracts and/or the likelihood that the government would procure products from us.(For further information, see "Risk Factors — Risks Related to Our Dependence on U.S. Government Grants and Contracts — Most of our immediately foreseeable future revenues are contingent upon grants and contracts from the U.S. government and we may not achieve sufficient, if any, revenues from these agreements to attain profitability.") As a result, further development of our drug candidates and ultimate product sales to the government, if any, could be delayed or stopped altogether.
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
Under Project BioShield, the Secretary of HHS, with the concurrence of the Secretary of the Department of Homeland Security ("DHS"), and upon the approval of the President, can contract to purchase unapproved countermeasures for the SNS in specified circumstances. Congress is notified of a recommendation for a stockpile purchase after Presidential approval. Project BioShield specifies that a company supplying the countermeasure to the SNS is paid on delivery of a substantial portion of the countermeasure. To be eligible for purchase under these provisions, the Secretary of HHS must determine that there are sufficient and satisfactory clinical results or research data, including data, if available, from preclinical and clinical trials, to support a reasonable conclusion that the countermeasure will qualify for approval or licensing within eight years. Project BioShield also allows the Secretary of HHS to authorize the emergency use of medical products that have not yet been approved by the FDA. To exercise this authority, the Secretary of HHS must conclude that:
·	the agent for which the countermeasure is designed can cause serious or life-threatening disease;
·	the product may reasonably be believed to be effective in detecting, diagnosing, treating or preventing the disease;
·	the known and potential benefits of the product outweigh its known and potential risks; and
·	there is no adequate alternative to the product that is approved and available.
Although this provision permits the Secretary of HHS to circumvent the FDA approval process, its use would be limited to emergency circumstances.
Safety Act
The Support Anti-Terrorism by Fostering Effective Technologies Act enacted by the U.S. Congress in 2002 (the "Safety Act") creates product liability limitations for qualifying anti-terrorism technologies for claims arising from or related to an act of terrorism. In addition, the Safety Act provides a process by which an anti-terrorism technology may be certified as an "approved product" by the DHS and therefore entitled to a rebuttable presumption that the government contractor defense applies to sales of the product. The government contractor defense, under specified circumstances, extends the sovereign immunity of the United States to government contractors who manufacture a product for the government. Specifically, for the government contractor defense to apply, the government must approve reasonably precise specifications, the product must conform to those specifications and the supplier must warn the government about known dangers arising from the use of the product.

Public Readiness and Emergency Preparedness Act
The Public Readiness and Emergency Preparedness Act enacted by Congress in 2005 (the "PREP Act") provides immunity for manufacturers from all claims under state or federal law for "loss" arising out of the administration or use of a "covered countermeasure." However, injured persons may still bring a suit for "willful misconduct" against the manufacturer under some circumstances. "Covered countermeasures" include security countermeasures and "qualified pandemic or epidemic products." For these immunities to apply, the Secretary of HHS must issue a declaration in cases of public health emergency or "credible risk" of a future public health emergency. We cannot predict whether Congress will fund the relevant PREP Act compensation programs; or whether the necessary prerequisites for immunity would be triggered with respect to our drug candidates.
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
On November 22, 2013, we filed a provisional patent application with the United States Patent and Trademark Office entitled "Synthesis and Formulation of Porphyrin Compounds."  The filing was for brand new patents for synthesis, formulation and pharmaceutical composition of 10150 and other porphyrin compounds.  If granted, these new patents could substantially extend the term of patent protection for 10150 beyond the current composition of matter claims.
On November 21, 2014, a patent application was filed under the Patent Cooperation Treaty (PCT) with the United States Receiving Office (US/RO), thereby preserving the right to seek patent protection in all PCT contracting States.
On April 15, 2015, we announced that we had filed a provisional patent application with the United States Patent Office for a new series of compounds demonstrating anti-microbial and anti-inflammatory action. The compounds were developed by Brian J. Day, PhD at National Jewish Health in Denver, Colorado as a result of an Aeolus-sponsored research grant. We also announced that we have obtained a worldwide, exclusive license to develop the compounds from NJH.
On November 2, 2015 we announced that we had received notice of allowance of a composition of matter patent for 11114 from the European Patent Office. This new compound has demonstrated neuro-protective activity in models of Parkinson's disease and other indications. The compounds were invented by Brian J. Day, PhD at National Jewish Health and Manisha Patel, PhD at the University of Colorado, Anschutz Medical Campus, Department of Pharmaceutical Sciences in collaboration with Aeolus Pharmaceuticals, and have been tested and developed by Dr. Patel under two research grants from MJFF.  Aeolus has obtained worldwide, exclusive licenses to develop the compounds from National Jewish Health and the University of Colorado.
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
·
adequate and well-controlled Phase I clinical trials, which typically involves normal, healthy volunteers. The tests study a drug candidate's safety profile, including the safe dosage range. The studies also determine how a drug is absorbed, distributed, metabolized and excreted as well as the duration of its action;

·	adequate and well-controlled Phase II clinical trials which typically involve treating patients with the targeted disease with the drug candidate to assess a drug's effectiveness;
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
In addition to obtaining FDA approval for each product, each product manufacturing establishment must be registered with the FDA and undergo an inspection prior to the approval of an NDA. Each manufacturing facility and its quality control and manufacturing procedures must also conform and adhere at all times to the FDA's current good manufacturing practices ("cGMP") regulations. In addition to preapproval inspections, the FDA and other government agencies regularly inspect manufacturing facilities for compliance with these requirements. Manufacturers must expend substantial time, money and effort in the area of production and quality control to ensure full technical compliance with these standards.
Preclinical testing includes laboratory evaluation and characterization of the safety and efficacy of a drug and its formulation. Preclinical testing results are submitted to the FDA as a part of an IND, which must become effective prior to commencement of clinical trials. Clinical trials are typically conducted in three sequential phases following submission of an IND. Phase I represents the initial administration of the drug to a small group of humans, either patients or healthy volunteers, typically to test for safety (adverse effects), dosage tolerance, absorption, distribution, metabolism, excretion and clinical pharmacology, and, if possible, to gain early evidence of effectiveness. Phase II involves studies in a small sample of the actual intended patient population to assess the efficacy of the drug for a specific indication, to determine dose tolerance and the optimal dose range and to gather additional information relating to safety and potential adverse effects. Once an investigational drug is found to have some efficacy and an acceptable safety profile in the targeted patient population, Phase III studies are initiated to further establish clinical safety and efficacy of the therapy in a broader sample of the general patient population, in order to determine the overall risk-benefit ratio of the drug and to provide an adequate basis for any physician labeling. During all clinical studies, we must adhere to good clinical practices ("GCPs") standards. The results of the research and product development, manufacturing, preclinical studies, clinical studies and related information are submitted in an NDA to the FDA.
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
Failure to comply with applicable FDA requirements may result in a number of consequences that could materially and adversely affect us. Failure to adhere to approved trial standards and GCPs in conducting clinical trials could cause the FDA to place a clinical hold on one or more studies which would delay research and data collection necessary for product approval. Noncompliance with GCPs could also have a negative impact on the FDA's evaluation of an NDA. Failure to adhere to GMPs and other applicable requirements could result in FDA enforcement action and in civil and criminal sanctions, including but not limited to fines, seizure of product, refusal of the FDA to approve product approval applications, withdrawal of approved applications, and prosecution.
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
In addition, because some of our drug candidates are intended for the treatment of diseases that may result from acts of bioterrorism, they may be subject to the specific legislation and regulation described above under "Project BioShield and the Pandemic and All-Hazards Preparedness Act" and "Legislation and Regulation Related to Bioterrorism Counteragents."
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

CPEC, LLC
We were previously developing bucindolol for the treatment of heart failure, but development was discontinued in 1999. Commercial rights to bucindolol are owned by CPEC, LLC, a limited liability company ("CPEC"), of which we own 35% and Endo Pharmaceuticals (formerly Indevus Pharmaceuticals), Inc. owns 65%.
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
Employees
At December 18, 2015, we had four full-time employees and no part time employees. None of our employees is represented by a labor union. In addition to our employees, we utilize a team of consultants and subcontractors to perform key functions for us.
Executive Officers
Our executive officers and their ages as of December 18, 2015 were as follows:
Name	Age	Position(s)

David Cavalier	46	Chairman of the Board, Chief Financial Officer
John L. McManus	51	President and Chief Executive Officer

David C. Cavalier has been the Chairman of our Board since April 30, 2004, and became our full time employee in November 2009. In June 2013, he became Chief Financial Officer.  Since 2001, he has been a Principal and the Chief Operating Officer of Xmark Opportunity Partners, LLC, a manager of a family of private investment funds. From 1995 to 1996, Mr. Cavalier worked for Tiger Real Estate, a $785 million private investment fund sponsored by Tiger Management Corporation. Mr. Cavalier began his career in 1994 in the Investment Banking Division of Goldman, Sachs & Co. working on debt and equity offerings for public and private real estate companies. He also serves as the Chairman of the New York Advisory Board of Enterprise Community Partners, a national non-profit organization focused on affordable housing.  He received a B.A. from Yale University and an M.Phil. from Oxford University.
John L. McManus. Mr. McManus began as a consultant to Aeolus in June 2005 as President. He became employed as our President and Chief Operating Officer in July 2006 and was appointed President and Chief Executive Officer in March 2007. Mr. McManus, who received his degree in business administration from the University of Southern California in 1986, is the founder and president of McManus Financial Consultants, Inc. ("MFC"), which provides strategic, financial and investor relations advice to senior managements and boards of directors of public companies, including advice on mergers and acquisitions. These companies have a combined value of over $25 billion. He has served as president of MFC since 1997. In addition, Mr. McManus previously served as Vice President, Finance and Strategic Planning to Spectrum Pharmaceuticals, Inc. (NASDAQ: SPPI), where he had primary responsibility for restructuring Spectrum's operations and finances, including the design of strategic and financial plans to enhance Spectrum's corporate focus, and leading the successful implementation of these plans. The implementation of these plans led to an increase in Spectrum's market value from $1 million to more than $125 million at the time of Mr. McManus' departure.

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

We have incurred significant historical losses and had an accumulated deficit of approximately $186,630,000 as of September 30, 2015. During the years ended September 30, 2015 and 2014, we incurred losses of $2,628,000 and $80,000, respectively. Our operating losses have been due primarily to our expenditures for research and development on our drug candidates and for general and administrative expenses and our lack of significant, or sufficient, revenues to offset all of the expenditures. We are likely to continue to incur operating losses until such time, if ever, that we generate significant recurring revenues from product sales, whether to the U.S. government for the Strategic National Stockpile or to the general healthcare community for commercial indications, like oncology, epilepsy or Parkinson's disease. We anticipate it will take a minimum of two years (and possibly longer) for us to generate recurring revenues. We expect that it will take at least that long before the development of any of our licensed, or other current potential, products is completed, marketing approvals are obtained from the FDA and commercial sales of any of these products can begin, or that we might receive a procurement from the U.S. Government following a pre-Emergency Use Authorization application or Animal Rule Approval.

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

As of September 30, 2015, we had cash of approximately $94,000, which was supplemented by gross proceeds of approximately $7.75 million from the issuance of the BVF Notes in September of 2015 and the completion of the 2015 Securities Placement in December of 2015. During fiscal year 2015, our monthly cash requirements to operate our business that are not reimbursed under the BARDA Contract were approximately $204,000. However, this historical cash burn does not include amounts described herein whereby we expect that a portion of the net proceeds from the 2015 Securities Placement will be used to fund part of the future costs of ongoing commercial development programs to the extent they are not funded by the BARDA Contract. To the extent we do not have sufficient cash to fund our working capital requirements, we may not be able to pay our payables timely, which may cause vendors to cease providing services to us, and we may not be able to advance certain, if not all, development programs.

In order to fund on-going operating cash requirements, or to accelerate or expand our oncology and other programs we will need to raise significant additional funds. We are continuously considering additional strategic and financial options available to us, including public or private equity offerings, debt financings or collaboration arrangements. If we raise additional funds by issuing securities, our stockholders will experience dilution of their ownership interest. Debt financings, if available, may involve restrictive covenants and require significant interest payments. If we do not receive additional financing to fund our operations not reimbursed under the BARDA Contract, or if BARDA does not exercise any additional options under the BARDA Contract, and we are unable to raise sufficient capital for operations, we would have to discontinue some or all of our activities, merge with or sell, lease or license some or all of our assets to another company, or cease operations entirely, and our stockholders might lose all or part of their investments.

In addition, if our catalytic antioxidant program shows scientific progress, we will need significant additional funds to move our compounds through continued development and clinical trials. If we are unable to raise the amount of capital necessary, or do not receive a sufficient procurement from the U.S. Government for the Strategic National Stockpile, to complete development and reach commercialization of any of our catalytic antioxidant products, we will need to delay or cease development of one or more of these products or partner with another company for the development and commercialization of these products.

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

Our likelihood of achieving profitability will depend on numerous factors, including success in:
·	developing our existing drug candidates and developing and testing new drug candidates;
·	protecting our intellectual property;
·	establishing our competitive position;
·	achieving third-party collaborations;
·	receiving regulatory approvals;
·	manufacturing and marketing products; and
·	receiving government funding and identifying new government funding opportunities.

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

As of September 30, 2015, we had an accumulated deficit of $186,630,000 from our research, development and other activities. We have not generated material revenues from product sales and do not expect to generate product revenues sufficient to support us for at least several more years.  As a result, we may not be successful in obtaining sufficient financing on commercially reasonable terms, or at all. Our requirements for additional capital may be substantial and will be dependent on many factors, including the success of our research and development efforts, our ability to commercialize and market products, our ability to successfully pursue our licensing and collaboration strategy, the receipt of government funding, competing technological developments, costs associated with the protection of our intellectual property and any future change in our business strategy.

Our research and development ("R&D") activities are at an early stage and therefore might never result in viable products.

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

In September of 2014, the Company received notice from the FDA that our IND for 10150 for Lung ARS has been placed on a clinical hold following their review of our data. A clinical hold is an order that the FDA issues to a trial sponsor to suspend all ongoing clinical trials and delay all proposed trials. With this clinical hold, any patients in an ongoing clinical trial cannot receive treatment with 10150. Therefore, initiation of this Phase I clinical trial will be delayed indefinitely and may not occur at all. In particular, until the FDA lifts the clinical hold, or partially lifts the full clinical hold, we will be unable to submit any new clinical trial protocols to the FDA under our IND for 10150 for Lung ARS. If the FDA does not lift the full clinical hold, we may be unable to pursue the development of 10150 for Lung ARS.  For additional information on our response to the FDA concerning this clinical hold, see "Business --10150 as a potential medical countermeasure against the effects of Pulmonary Acute Radiation Syndrome (Lung ARS); Future Development Plans."

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

Numerous factors could affect the timing, cost or outcome of our drug development efforts, including the following:

·	difficulty in securing research laboratories to conduct research activities;
·	difficulty in securing centers to conduct trials;
·	difficulty in enrolling patients in conformity with required protocols or projected timelines;
·	unexpected adverse reactions by patients in trials;
·	difficulty in obtaining clinical supplies of the product;
·	changes in the FDA's or other regulatory body's requirements for our testing during the course of that testing;
·	inability to generate statistically significant data confirming the efficacy of the product being tested;
·	modification of the drug during testing; and
·	reallocation of our limited financial and other resources to other clinical programs.

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

We have exclusive worldwide rights to our antioxidant small molecule technology through license agreements with Duke, NJH and the University of Colorado. Each license generally may be terminated by the licensor if we fail to perform our obligations under the agreement, including obligations to develop the compounds and technologies under license. If terminated, we would lose the right to develop the products, which could adversely affect our business, prospects, financial condition and results of operations. The license agreements also generally require us to meet specified milestones or show reasonable diligence in development of the technology. If disputes arise over the definition of these requirements or whether we have satisfied the requirements in a timely manner, or if any other obligations in the license agreements are disputed by the other party, the other party could terminate the agreement, and we could lose our rights to develop the licensed technology.

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

We rely on contract clinical research organizations ("CROs") for various aspects of our clinical development activities including clinical trial monitoring, data collection and data management. As a result, we have had and continue to have less control over the conduct of clinical trials, the timing and completion of the trials, the required reporting of adverse events and the management of data developed through the trial than would be the case if we were relying entirely upon our own staff. Although we rely on CROs to conduct our clinical trials, we are responsible for confirming that each of our clinical trials is conducted in accordance with the investigational plan and protocol. Moreover, the FDA and foreign regulatory agencies require us to comply with GCPs for conducting, recording and reporting the results of clinical trials to assure that the data and results are credible and accurate and that the trial participants are adequately protected. Our reliance on third parties does not relieve us of these responsibilities and requirements.

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

During the fiscal years ended September 30, 2015 and 2014, we received 100% of our revenues from our agreement with BARDA, for the development of 10150 as a MCM against Lung-ARS. These revenues have funded some of our personnel and other R&D costs and expenses. Pursuant to the BARDA Contract, we received approximately $10.4 million under the base period of the contract from February 2011 to April 2012. On April 16, 2012, we announced that BARDA had exercised two options under the BARDA Contract worth approximately $9.1 million. On September 17, 2013, we announced that BARDA had exercised $6.0 million in additional contract options. On May 07, 2014, we announced that BARDA had exercised a Contract Modification worth approximately $1.8 million.  On June 26, 2015, we announced that BARDA had exercised $3.0 million in additional contract options under its advanced research and development contract for AEOL 10150. The June option exercise brings the total exercised contract value to date to approximately $30.3 million.  We may receive up to an additional $88.1 million in options exercisable over the remaining years of the contract. If all of the options are exercised by BARDA, the total value of the contract would be approximately $118.4 million.
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
Necessary reliance on the "Animal Rule" in conducting trials is time-consuming and expensive.
To obtain FDA approval for our drug candidate for a bioterrorism indication under current FDA regulations, we are required to utilize animal model studies for efficacy and provide animal and human safety data under the "Animal Rule." For many of the biological and chemical threats, animal models are not yet available, and as such we are developing, or will have to develop, appropriate animal models, which is a time-consuming and expensive research effort. Further, we may not be able to sufficiently demonstrate the animal correlation to the satisfaction of the FDA, as these corollaries are difficult to establish and are often unclear. The FDA may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies, refuse to approve our products, or place restrictions on our ability to commercialize those products. Further, other countries do not, at this time, have established criteria for review and approval of these types of products outside their normal review process; i.e., there is no "Animal Rule" equivalent, and consequently we may not be able to make a submission for marketing approval in foreign countries based on such animal data.

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

We and our contract manufacturing organizations ("CMOs") will also be required to comply with the applicable FDA current good manufacturing practice ("cGMP") regulations. These regulations include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Manufacturing facilities are subject to inspection by the FDA. These facilities must be approved to supply licensed products to the commercial marketplace. We and our contract manufacturers may not be able to comply with the applicable cGMP requirements and other FDA regulatory requirements. Should we or our contract manufacturers fail to comply, we could be subject to fines or other sanctions or could be prohibited from marketing any products we develop.

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

The U.S. Public Readiness Act was signed into law in December 2005 (the "Public Readiness Act") and creates general immunity for manufacturers of countermeasures, including security countermeasures (as defined in Section 319F-2(c)(1)(B) of the Public Readiness Act), when the U.S. Secretary of Health and Human Services issues a declaration for their manufacture, administration or use. The declaration is meant to provide general immunity from all claims under state or federal law for loss arising out of the administration or use of a covered countermeasure. Manufacturers are excluded from this protection in cases of willful misconduct. The Secretary of Health and Human Services may not make declarations that would cover any of our other drug candidates or the U.S. Congress may not act in the future to reduce coverage under the Public Readiness Act or it may repeal it altogether.

Upon a declaration by the Secretary of Health and Human Services, a compensation fund would be created to provide "timely, uniform and adequate compensation to eligible individuals for covered injuries directly caused by the administration or use of a covered countermeasure." The "covered injuries" to which the program applies are defined as serious physical injuries or death. Individuals are permitted to bring a willful misconduct action against a manufacturer only after they have exhausted their remedies under the compensation program. A willful misconduct action could be brought against us if an individual(s) has exhausted his or her remedies under the compensation program, which could thereby expose us to liability. Furthermore, the Secretary of Health and Human Services may not issue a declaration under the Public Readiness Act to establish a compensation fund. We may also become subject to standard product liability suits and other third party claims if products we develop which fall outside of the Public Readiness Act cause injury or if treated individuals subsequently become infected or otherwise suffer adverse effects from such products.

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

Our business also depends on our ability to develop and market products without infringing on the proprietary rights of others or being in breach of our license agreements. The pharmaceutical industry is characterized by a large number of patents, patent filings and frequent and protracted litigation regarding patent and other intellectual property rights. Many companies have numerous patents that protect their intellectual property rights. Third parties might assert infringement claims against us with respect to our drug candidates and future products. If litigation were required to determine the validity of a third party's claims, we could be required to spend significant time and financial resources, which could distract our management and prevent us from furthering our core business activities, regardless of the outcome. If we did not prevail in the litigation, we could be required to pay damages, license a third party's technology, which may not be possible on terms acceptable to us, or at all, or discontinue our own activities and develop non-infringing technology, any of which could prevent or significantly delay pursuit of our development activities.

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

As of September 30, 2015, we had four full-time employees. We utilize consultants to assist with our operations and are highly dependent on the services of our executive officers. We do not maintain "key person" life insurance on any of our personnel. We also are dependent on our collaborators for our research and development activities. The loss of key executive officers or collaborators could delay progress in our research and development activities or result in their termination entirely.

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

As a result, these competitors may:
·	succeed in developing competitive products sooner than us or our strategic partners or licensees;
·	obtain FDA and other regulatory approvals (including EUA approvals) for their products before approval of any of our products;
·	obtain patents that block or otherwise inhibit the development and commercialization of our drug candidates;
·	develop products that are safer or more effective than our products;
·	devote greater resources to marketing or selling their products;
·	introduce or adapt more quickly to new technologies or scientific advances;
·	introduce products that render our products obsolete;
·	withstand price competition more successfully than us or our strategic partners or licensees;
·	negotiate third-party strategic alliances or licensing arrangements more effectively; or
·	take advantage of other opportunities more readily.

Currently, as discussed under "Competition" there are no drugs approved for Lung-ARS.  Two drugs, Ebsriet (Roche) and OFEV (Boehringer-Ingelheim) are approved for use in treating IPF.  There is one drug, Amifostine, approved for use in reducing side effects from radiation therapy. However, there are also many companies working to develop pharmaceuticals that act as radiation protection agents and as treatments for IPF.

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

We do not carry insurance for all categories of risk that our business may encounter. We currently maintain general liability, property, auto, workers' compensation, products liability, fiduciary and directors' and officers' insurance policies. We do not know, however, if we will be able to maintain existing insurance with adequate levels of coverage. For example, the premiums for our directors' and officers' insurance policy have increased in the past and may increase in the future, and this type of insurance may not be available on acceptable terms or at all in the future. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our cash position and results of operations.

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

The U.S. government's determination to award any contracts may be challenged by an interested party, such as another bidder, at the Government Accountability Office ("GAO") or in federal court. If such a challenge is successful, a contract may be terminated.

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

U.S. government agencies such as the Defense Contract Audit Agency (the "DCAA"), routinely audit and investigate government contractors. These agencies review a contractor's performance under its contracts, cost structure and compliance with applicable laws, regulations and standards.

The DCAA also reviews the adequacy of, and a contractor's compliance with, its internal control systems and policies, including the contractor's purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including:

·	termination of contracts;
·	forfeiture of profits;
·	suspension of payments;
·	fines; and
·	suspension or prohibition from conducting business with the U.S. government.

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

·
the Federal Acquisition Regulations, and agency-specific regulations supplemental to the Federal Acquisition Regulations, which comprehensively regulate the procurement, formation, administration and performance of government contracts;

·
the business ethics and public integrity obligations, which govern conflicts of interest and the hiring of former government employees, restrict the granting of gratuities and funding of lobbying activities and incorporate other requirements such as the Anti-Kickback Act and Foreign Corrupt Practices Act;

·	export and import control laws and regulations; and
·	laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.

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

Because we depend on clinical research centers and other contractors for clinical and non-clinical testing, including testing under the "Animal Rule", and for certain research and development activities, the results of our clinical trial, non-clinical animal efficacy studies, and research and development activities are largely beyond our control.

The nature of studies, clinical trials and our business strategy of outsourcing substantially all of our research and development and manufacturing work require that we rely on clinical research centers and other contractors to assist us with research and development, clinical and non-clinical testing (including animal efficacy studies under the "Animal Rule"), patient enrollment and other activities. As a result, our success depends largely on the success of these third parties in performing their responsibilities. Although we prequalify our contractors and believe that they are fully capable of performing their contractual obligations, we cannot directly control the adequacy and timeliness of the resources and expertise that they apply to these activities. Furthermore, we have to compete with other biodefense companies for access to this limited pool of highly specialized resources. If our contractors do not perform their obligations in an adequate and timely manner or we are unable to enter into contracts with them because of prior commitments to our competitors, the pace of clinical or non-clinical development, regulatory approval and commercialization of our drug candidates could be significantly delayed and our prospects could be adversely affected.

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

Government contracts customarily contain provisions that give the government substantial rights and remedies, many of which are not typically found in commercial contracts, including provisions that allow the government to:

·	terminate existing contracts, in whole or in part, for any reason or no reason;
·	unilaterally reduce or modify contracts or subcontracts, including equitable price adjustments;
·	cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;
·	decline to exercise an option to renew a contract;
·	exercise an option to purchase only the minimum amount specified in a contract;
·	decline to exercise an option to purchase the maximum amount specified in a contract;
·	claim rights to products, including intellectual property, developed under the contract;
·	take actions that result in a longer development timeline than expected;
·	audit and object to the contractor's contract-related costs and fees, including allocated indirect costs;
·	direct the course of a development program in a manner not chosen by the government contractor;
·	suspend or debar the contractor from doing business with the government or a specific government agency;
·	pursue criminal or civil remedies under the False Claims Act and False Statements Act; and
·	control or prohibit the export of products.

Generally, government contracts contain provisions permitting unilateral termination or modification, in whole or in part, at the government's convenience. Under general principles of government contracting law, if the government terminates a contract for convenience, the terminated company may recover only its incurred or committed costs, settlement expenses and profit on work completed prior to the termination.

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

As of September 30, 2015, Xmark Opportunity Partners, LLC ("Xmark") possessed voting power over 97,931,944 shares, or 72.0%, of our outstanding common stock as of such date, through its management of Goodnow Capital, L.L.C. ("Goodnow"), Xmark Opportunity Fund, L.P., Xmark Opportunity Fund, Ltd. and Xmark JV Investment Partners, LLC (collectively, the "Xmark Funds"), and through a voting trust agreement by and among Biomedical Value Fund, L.P., Biomedical Value Fund, Ltd., Xmark and us (the "Xmark Voting Trust") with respect to 1,000,000 shares. As a result, Xmark is able to determine a significant part of the composition of our board of directors, holds significant voting power with respect to matters requiring stockholder approval and is able to exercise significant influence over our operations. The interests of Xmark may be different than the interests of other stockholders on these and other matters. This concentration of ownership also could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could reduce the price of our common stock.

David Cavalier, an employee and our Chairman of the board of directors and Mitchell D. Kaye, a Director, are affiliated with Xmark, which possessed voting power of 72.0% of our outstanding common stock as of September 30, 2015.  Accordingly, Mr. Cavalier and Mr. Kaye currently have, and will continue to have, a significant influence over the outcome of all corporate actions requiring stockholder approval.
Our executive officers and directors and holders of greater than five percent of our outstanding common stock, together with entities that may be deemed affiliates of, or related to, such persons or entities, beneficially owned greater than 85.6% of our outstanding common stock as of September 30, 2015.  As a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. The interests of our current major stockholders may not always coincide with the interests of other stockholders and they may take actions to advance their respective interests to the detriment of other stockholders.

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

As of September 30, 2015, we had 135,930,068 shares of common stock outstanding. We may grant to our employees, directors and consultants, options to purchase shares of our common stock under our 2004 Stock Incentive Plan. In addition, as of September 30, 2015, options to purchase 12,164,591 shares were outstanding at exercise prices ranging from $0.23 to $1.19 per share, with a weighted average exercise price of $0.42 per share, and 12,835,409 shares were reserved for issuance under the 2004 Stock Incentive Plan. In addition, as of September 30, 2015, warrants to purchase 16,845,664 shares of common stock were outstanding at exercise prices ranging from $0.25 to $2.50 per share, with a weighted exercise price of $0.27 per share.

In connection with prior collaborations and financing transactions, we also issued 526,080 shares of Series B preferred stock and warrants to purchase 896,037 shares of Series B preferred stock at an exercise price of $0.01 per share to affiliates of Elan Corporation, plc ("Elan"). These securities generally are exercisable and convertible at the option of the Elan affiliates.  Each preferred share is convertible into one share of common stock.  The warrant has a term of five years, a cashless exercise provision and customary anti-dilution adjustments in the event of stock splits, stock combination, reorganizations and similar events.  The conversion of all or a portion of these securities would dilute the ownership interests of our stockholders.

Our common stock is not listed on a national securities exchange, is illiquid and is characterized by low and/or erratic trading volume, and the intraday per share price of our common stock has fluctuated from $0.22 to $0.55 during the last two fiscal years.

Our common stock is quoted on the OTCQB under the symbol "AOLS." An active public market for our common stock is unlikely to develop as long as we are not listed on a national securities exchange. Even if listed, the market for our stock may be impaired because of the limited number of investors, the significant ownership stake of Xmark, and our small market capitalization, which is less than that authorized for investment by many institutional investors.

Historically, the public market for our common stock has been characterized by low and/or erratic trading volume, often resulting in price volatility. For the fiscal year ended September 30, 2015 the average daily trading volume for our common stock was approximately 32,000 shares.  In addition, the price of our common stock has been volatile.  Our common stock had a closing price of $0.24 on October 1, 2014 and ended fiscal year 2015 at a closing price of $0.24.  During the twelve month period ended September 30, 2015, our common stock had a low closing price of $0.20, which occurred on October 7, 2014, and had a high closing price of $0.41, which occurred on May 1, 2015.

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

Provisions in our amended and restated certificate of incorporation and bylaws may delay or prevent an acquisition of us or a change in our management. These provisions include a prohibition on certain actions by written consent of our stockholders and the ability of our board of directors to issue up to 7,150,000 shares of "blank check" preferred stock without stockholder approval. As a result, our board of directors has the power to issue shares without stockholder approval, and such shares can be issued with such rights, preferences, and limitations as may be determined by our board of directors.  The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of any holders of preferred stock that may be issued in the future.  In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the General Corporation Law of the State of Delaware, which prohibits stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us.  These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.

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
Item 4.  Mine Safety Disclosures.
Not applicable.
PART II
Item 5.                          Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Price Range of Common Stock
Our common stock is traded on the OTC Bulletin Board under the symbol "AOLS." The following sets forth the quarterly high and low trading prices as reported by the OTC Bulletin Board for the periods indicated. These prices are based on quotations between dealers, which do not reflect retail mark-up, markdown or commissions, and do not necessarily represent actual transactions.
	High	Low
Fiscal Year Ended September 30, 2014

October 1, 2013 through December 31, 2013	$0.29	$0.23
January 1, 2014 through March 31, 2014	$0.33	$0.23
April 1, 2014 through June 30, 2014	$0.36	$0.24
July 1, 2014 through September 30, 2014	$0.51	$0.23

Fiscal Year Ended September 30, 2015

October 1, 2014 through December 31, 2014	$0.29	$0.20
January 1, 2015 through March 31, 2015	$0.35	$0.21
April 1, 2015 through June 30, 2015	$0.41	$0.28
July 1, 2015 through September 30, 2015	$0.32	$0.22

Approximate Number of Equity Security Holders
As of December 18, 2015 the number of record holders of our common stock was 89, and we estimate that the number of beneficial owners was approximately 4,000.
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
Recent Sales of Unregistered Securities
The securities issued in the 2015 Securities Placement were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder.  The securities purchase agreements contained representations to support the Company's reasonable belief that, among other things, the purchasers acquired the securities for their own account and not with a view to the distribution thereof, and that each purchaser was an "accredited investor" as such term is defined in Regulation D promulgated under the Securities Act.  The securities issued in the 2015 Securities Placement are deemed to be restricted securities for purposes of the Securities Act and the certificates representing the securities sold in connection with the Private Placement shall bear legends to that effect.  Accordingly, the securities sold in connection with the 2015 Securities Placement may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Performance Graph
We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.
Item 6.                          Selected Financial Data.
Read the following selected financial data in conjunction with our consolidated financial statements and the notes to those statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. We derived the consolidated statements of operations data for the five fiscal years ended September 30, 2015 and the related consolidated balance sheet data at those dates from our audited consolidated financial statements. Except for the consolidated statements of operations for the fiscal years ended September 30, 2013, 2012 and 2011 and the consolidated balance sheet data at September 30, 2013, 2012 and 2011, each of these consolidated financial statements is included elsewhere in this Annual Report on Form 10-K.

Statement of Operations Data:
	Year Ended September 30,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Revenue:
Grant income and contract revenue	$3,111	$9,631	$3,928	$7,293	$4,821
Costs and expenses:
Research and development	3,509	6,966	3,360	6,468	5,055
General and administrative	2,228	2,745	3,266	3,196	3,668
Total costs and expenses	5,737	9,711	6,626	9,664	8,723
Loss from operations	(2,626)	(80)	(2,698)	(2,371)	(3,902)
Other income (expenses), net	—	—	(510)	4,069	4,222
Interest income (expense), net	(2)	—	—	—	(21)
Net income (loss)	(2,628)	(80)	(3,208)	1,698	299
Preferred stock dividend and accretion	—	—	—	—	—
Net income (loss) attributable to common stockholders	$(2,628)	$(80)	$(3,208)	$856	$149
Basic net income (loss) per share attributable to common stockholders	$(0.02)	$0.00	$(0.03)	$0.01	$0.00
Diluted net income (loss) per share attributable to common stockholders	$(0.02)	$0.00	$(0.03)	$(0.03)	$(0.04)
Weighted average common shares outstanding:
Basic	135,883	134,667	106,554	61,593	59,474
Diluted	135,883	134,667	106,554	71,041	85,862
Balance Sheet Data:
	September 30,
	2015	2014	2013	2012	2011
	(in thousands)

Cash and cash equivalents and marketable securities	94	1,517	869	281	518
Working capital (deficiency)	(876)	1,553	674	(1,048)	114
Total assets	1,777	3,580	1,966	1,256	2,290
Long-term portion of capital lease obligations and notes payable	—	—	—	—	—
Total liabilities	2,621	1,995	1,261	21,591	25,549
Total stockholders' equity (deficit)	845	1,585	705	(20,335)	(23,259)

Item 7.                          Management's Discussion and Analysis of Financial Condition and Results of Operations.
Introduction
You should read the following discussion in conjunction with our consolidated financial statements and the notes appearing elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of various factors, including those discussed in Item 1A - "Risk Factors" and elsewhere in this Annual Report on Form 10-K.

Overview
We are developing a new class of catalytic antioxidant compounds as medical countermeasures ("MCM") against nuclear, radiological and chemical weapons as well as for diseases and disorders of the respiratory system, central nervous system and oncology.
Our lead compound, AEOL 10150 ("10150"), is being developed:
·	as a MCM for the pulmonary and delayed effects of acute radiation exposure under contract with the U.S Government
·	as a MCM for exposure to chemical gas and nerve gas exposure with grant funding from the U.S. Government
·	as a treatment for idiopathic pulmonary fibrosis
·	as a treatment for the side effects of radiation therapy for solid tumors in oncology
Our other development programs include:
·	development AEOL 1114B ("11114") as a treatment for Parkinson's disease
·	development of AEOL 20415 ("20415") as a treatment for infectious disease
We have reported positive safety results from two Phase I clinical trials of 10150 with no serious adverse events noted.
We had a net loss of $2,628,000 and $80,000 for the fiscal years ended September 30, 2015 and 2014, respectively. We had an accumulated deficit of approximately $186,630,000 at September 30, 2015. We have not yet generated any revenue from product sales and we cannot provide assurances that we will receive any product revenue from non-government sales in the foreseeable future, if at all.
We have not had any recurring revenue from product sales. Therefore, we have relied on public or private equity offerings, debt financings, collaboration arrangements and grants to finance our operations.
Corporate Matters
On February 11, 2011, we signed a five-year, cost-plus contract with BARDA for the development of 10150 as a MCM against Lung-ARS (the "BARDA Contract").  BARDA is the government agency responsible for the advanced development and purchase of medical countermeasures for chemical, biological, radiological and nuclear threats.  The contract fully funds the advanced development of 10150 through approval by the FDA under 21 CFR Part 314 Subpart I and Part 601 Subpart H (the "Animal Rule.")  The Animal Rule allows for approval of drugs using only animal studies when human clinical trials cannot be conducted ethically.
Pursuant to the BARDA Contract we were awarded approximately $10.4 million for the base period of the contract (from February 2011 to April 2012). On April 16, 2012, we announced that BARDA had exercised two options under the BARDA Contract worth approximately $9.1 million. On September 17, 2013, we announced that BARDA had exercised $6.0 million in additional contract options. On May 07, 2014, we announced that BARDA had exercised a Contract Modification worth approximately $1.8 million.  On June 26, 2015, we announced that BARDA had exercised $3.0 million in additional contract options under its advanced research and development contract for AEOL 10150. The June option exercise brings the total exercised contract value to date to approximately $30.3 million.  We may receive up to an additional $88.1 million in options exercisable over the remaining years of the contract.  Options are exercised based on the progress of the development program, including the completion of clinical trials or manufacturing tasks under previously exercised options.  The final goal of the contract is to achieve FDA approval for 10150 and the development of commercial manufacturing capability.  In order to achieve these goals, we believe it will be necessary to exercise the majority of the options in the contract. We also believe that BARDA is likely to continue to exercise options as long as 10150 continues to perform in testing for Lung-ARS.  In the event we begin sales to the U.S. government following a pre-EUA application, we believe that BARDA is highly likely to exercise the majority of the remaining options under the contract.  One of the requirements of an EUA is that the development program continue towards the goal of FDA approval. If all of the options are exercised by BARDA, the total value of the contract would be approximately $118.4 million.

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

Among the key deliverables accomplished in the program, we delivered a final report on the survival data from our  efficacy study in non-human primates, prepared a Fast Track filing for AEOL 10150 in Lung-ARS, completed murine extended natural history, duration of treatment and delayed treatment studies,  completed studies to identify biomarkers for use in Lung-ARS studies,  completed additional pharmacokinetic pharmacodynamics work and completed a absorption, distribution, metabolism and excretion ("ADME") study in the new formulation for AEOL 10150, manufactured pilot scale batches of bulk drug substance and final drug product, and generated stability data on the new bulk drug substance and new final drug product.

 In the event BARDA exercises the remaining options under the contract, we expect to conduct, among other things, bulk drug and final drug product manufacturing, stability studies, animal pivotal efficacy studies, human clinical safety studies and Phase I, Phase II and pre-new drug application ("NDA") meetings and applications with the FDA.

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

For additional developments under the BARDA Agreement preceding our 2015 fiscal year, please see Item 1 "Business – BARDA Contract; Background and Recent Developments."

Results of Operations
Fiscal Year Ended September 30, 2015 Compared to Fiscal Year Ended September 30, 2014
We had a net loss of $2,628,000 for the fiscal year ended September 30, 2015, versus a net loss of $80,000 for the fiscal year ended September 30, 2014.
Revenue for the fiscal year ended September 30, 2015 was approximately $3,111,000, compared to $9,631,000 revenue for the fiscal year ended September 30, 2014. The revenue is from the collaboration with BARDA announced on February 11, 2011. Since being awarded the BARDA Contract, we generate contract revenue from a cost-plus fee arrangement. Revenues on reimbursable contracts are recognized as costs are incurred, based on allowable costs incurred during the period, plus any recognizable earned fee. We consider fixed fees under cost-plus fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract.  Revenue was higher in the prior year primarily due to the timing of work related to the BARDA contract and the $1,778,000 Contract Modification.

Research and Development
Research and development expenses decreased by $3,457,000, or 50%, to approximately $3,509,000 for the fiscal year ended September 30, 2015 from approximately $6,966,000 for the fiscal year ended September 30, 2014. R&D expenses were lower during the fiscal year ended September 30, 2015 versus September 30, 2014 due to the timing of work related to the BARDA Contract. For the fiscal year ended September 30, 2015, Preclinical fees decreased by $1,960,000 due to costs associated with the BARDA Contract. Consultant expenses decreased about $672,000 in 2015 over the comparable period in 2014 due to work related to the BARDA contract. Manufacturing expenses decreased about $665,000. We currently have 8 development programs in progress: studies of 10150 as a medical countermeasure against the effects of radiation on the lungs, against the effects of sulfur mustard gas and chlorine gas on the lungs, against the effects of radiation on the lungs, against the effects of nerve gas exposure, as a treatment for cancer, as a treatment for IPF and studies of 1114B, 11203 and 11207 as potential treatments for Parkinson's disease and epilepsy.
R&D expenses for our antioxidant program have totaled approximately $62,558,000 from inception through September 30, 2015. Because of the uncertainty of our research and development and clinical studies, we are unable to predict the total level of spending on the program or the program completion date. Future R&D expenses will be determined primarily by the exercise of options under the BARDA contract and the possible initiation of human clinical studies in oncology.  We anticipate that much of the R&D expense, except for the possible oncology studies, will be reimbursed by the BARDA Contract.
General and Administrative
General and administrative ("G&A") expenses include corporate costs required to support Aeolus, our employees and consultants and our stockholders. These costs include personnel and outside costs in the areas of legal, human resources, investor relations and finance. Additionally, we include in general and administrative expenses such costs as rent, repair and maintenance of equipment, utilities, information technology and procurement costs that we need to support the corporate functions listed above.
G&A expenses decreased approximately $517,000, or 19%, to approximately $2,228,000 for the fiscal year ended September 30, 2015 from about $2,745,000 for the fiscal year ended September 30, 2014. Consulting stock expense decreased by about $444,000 as a result of decreased awards for the period. Legal expense decreased by about $34,000 as a result of lower SEC filing and financing costs.
Other Income or Expense
Other Expense increased approximately $2,000 for the fiscal year ended September 30, 2015, from zero for the fiscal year ended September 30, 2014 as result of issuance of convertible promissory notes during the fiscal year ended September 30, 2015.
Fiscal Year Ended September 30, 2014 Compared to Fiscal Year Ended September 30, 2013
We had a net loss of $80,000 for the fiscal year ended September 30, 2014, versus a net loss of $3,208,000 (including a non-cash loss for increases in valuation of warrants of $510,000) for the fiscal year ended September 30, 2013.
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

Research and Development
Research and development expenses increased by $3,606,000, or 107%, to approximately $6,966,000 for the fiscal year ended September 30, 2014 from approximately $3,360,000 for the fiscal year ended September 30, 2013. R&D expenses were higher during the fiscal year ended September 30, 2014 versus September 30, 2013 due to the timing of work related to the BARDA Contract. For the fiscal year ended September 30, 2014, consultant expenses increased by $323,000 due to costs associated with the BARDA Contract. Preclinical fees increased about $3,334,000 in 2014 over the comparable period in 2013 due to work related to the BARDA contract. Manufacturing expenses decreased about $143,000. We currently have 8 development programs in progress: studies of 10150 as a medical countermeasure against the effects of radiation on the lungs, against the effects of sulfur mustard gas and chlorine gas on the lungs, against the effects of radiation on the lungs, against the effects of nerve gas exposure, as a treatment for cancer, as a treatment for IPF and studies of 1114B, 11203 and 11207 as potential treatments for Parkinson's disease and epilepsy.
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
General and Administrative
General and administrative ("G&A") expenses include corporate costs required to support Aeolus, our employees and consultants and our stockholders. These costs include personnel and outside costs in the areas of legal, human resources, investor relations and finance. Additionally, we include in general and administrative expenses such costs as rent, repair and maintenance of equipment, utilities, information technology and procurement costs that we need to support the corporate functions listed above.
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
Liquidity and Capital Resources
As of September 30, 2015, we had approximately $94,000 of cash and cash equivalents, a decrease of $1,422,000 from September 30, 2014. The decrease in cash was primarily due to cash used in operations and the 2014 BARDA Contract Modification described below, which had the effect of increasing our cash as of September 30, 2014.  In order to fund on-going operating cash requirements, or to accelerate or expand our oncology and other programs, we may need to raise significant additional funds.
On May 5, 2014, the Company received a BARDA Contract Modification for $1,778,000 which reimbursed the Company for additional overhead expenses under the contract that were previously unbilled. The Contract Modification also updated our provisional indirect billing rate and placed a cap on the current and future provisional indirect billing rates. The Company estimates and accrued $304,000 in additional revenue for the fiscal year ended September 30, 2015 as a result of the new overhead rate.

We had a net loss of $2,628,000 for the fiscal year ended September 30, 2015, compared to a net loss of $80,000 for the fiscal year ended September 30, 2014. For the same periods, we had cash outflows from operations of approximately $2,443,000 and cash inflows from operations of approximately $323,000, respectively, with the outflows increasing in 2015 due to lower revenue from BARDA.
Our ongoing future cash requirements will depend on numerous factors, particularly the progress of our development programs, clinical trials and our ability to negotiate and complete collaborative agreements or out-licensing arrangements. In order to help fund our on-going operating cash requirements, we intend to seek new collaborations for our antioxidant research program that include initial cash payments and on-going research support. In addition, we might sell additional shares of our stock and/or convertible debentures and explore other strategic and financial alternatives, including a merger with another company, the sale of stock and/or debt, the establishment of new collaborations for current research programs that include initial cash payments and ongoing research support and the out-licensing of our compounds for development by a third party. We expect to incur additional losses and negative cash flow from operations for several more years.
Under the BARDA Contract, substantially all of the costs of the development of 10150 as a medical countermeasure for pulmonary injuries resulting from an acute exposure to radiation from a radiological/nuclear accident or attack, particularly injuries associated with ARS or DEARE would be paid for by the U.S. government through BARDA funding. We recognized approximately $3,111,000 in revenue during the fiscal year ended September 30, 2015 related to the BARDA Contract.

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

Recent Developments

On December 10, 2015, we completed the 2015 Securities Placement by entering into securities purchase agreements with certain accredited investors to sell and issue (i) an aggregate of 10,215,275 common units issued at a purchase price of $0.22 per unit, and (ii) 4,500 preferred stock units issued to existing investors, Biotechnology Value Fund, L.P. and other affiliates of BVF Partners, L.P., for an aggregate purchase price of $4.5 million, resulting in aggregate gross proceeds to the Company of approximately $6.75 million.  Each common unit consists of one share of the Company's common stock and a five year warrant to purchase one share of the Company's common stock, subject to adjustment. The preferred units collectively consist of (i) 4,500 shares of Series C Convertible Preferred Stock of the Company that are collectively convertible into an aggregate of 20,454,546 common shares and (ii) warrants to purchase an aggregate of 20,454,546 Common Shares, in each case subject to adjustment.  The warrants have an initial exercise price of $0.22 per share.  On September 29, 2015, the Company received funding in the form of the BVF Notes.   On December 11, 2015, following the completion of the 2015 Securities Placement, the principal and accrued interest amounts under the BVF Notes were converted into 5,414,402 shares of the Company's common stock and warrants to purchase an additional 5,414,402 shares of the Company's common stock at an exercise price per share of $0.22 subject to adjustment. As a result, the BVF Notes were no longer outstanding as of December 11, 2015.  Although the foregoing transactions provide us with additional liquidity, there can be no assurance that such funds will be sufficient to enable us to advance our development objectives.  See "Risk Factors -- We may need substantial additional funding to continue our operations and may be unable to raise capital when needed, or at all, which would force us to delay, curtail or eliminate our clinical programs and our product development programs."

Contractual Obligations
Our contractual obligations (in thousands) as of September 30, 2015 were as follows:
		Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Short and long-term debt	$1,000	$1,000	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating leases	9	9	—	—	—
Purchase obligations	—	—	—	—	—
Total	$1,009	$1,009	$—	$—	$—

Off Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources as defined under the rules of SEC Release No. FR-67. We do not have any capital leases.
Relationship with Goodnow Capital, LLC and Xmark Opportunity Partners, LLC
In July 2003, we initiated a series of transactions that led to our corporate reorganization and recapitalization. We obtained an aggregate of $8,000,000 in secured bridge financing in the form of convertible promissory notes we issued to Goodnow Capital, LLC ("Goodnow"). A portion of this financing allowed us to pay our past due payables and become current. We used the remainder for our operations, including a toxicology study for our catalytic antioxidant compounds under development as a treatment for ALS.
We completed our corporate reorganization on November 20, 2003. The reorganization involved the merger of our former parent company into one of our wholly owned subsidiaries. Subsequent to our 2003 reorganization, we completed a number of equity and debt financings, the majority of which included Xmark as investors. As of September 30, 2015, Xmark Opportunity Partners, LLC, through its management of Goodnow and the Xmark Funds, and through the Xmark Voting Trust and options held by David Cavalier, an affiliate of Xmark and the Chairperson of our Board of Directors, had voting power over 72.0% of our outstanding common stock and had beneficial ownership, calculated based on SEC requirements, of approximately 72.1% of our common stock. As a result of this significant ownership, Xmark Opportunity Partners, LLC and its affiliates is able to control future actions voted on by our stockholders.
In addition, under the terms of the warrants to purchase up to 61,822,749 shares of our common stock issued to Xmark on October 6, 2009 as well as subsequent warrant issuances on July 30, 2010, August 11, 2010 and December 28, 2010 (collectively, the "Xmark Warrants"), if we were to pay a dividend on our common stock the exercise price of these warrants would be reset from $0.28 per share or $0.50 per share, as applicable, to $0.01 per share and the warrant holders would also receive any such dividend paid. The Xmark Warrants also contain a provision that provides for the reduction of the exercise price to $0.01 upon a change of control and anti-dilution provisions in the event of a stock dividend or split, dividend payment or other issuance, reorganization, recapitalization or similar event. In addition, the Xmark Warrants, among other restrictions, prohibit the sale of Aeolus to an entity other than one that is publicly traded.

Effective February 19, 2013, the Company and each of Xmark JV Investment Partners, LLC, Xmark Opportunity Fund, Ltd. and Xmark Opportunity Fund, L.P. (collectively, the "Xmark Entities") entered into a Warrant Repricing, Exercise and Lockup Agreement (the "Xmark Warrant Agreement") pursuant to which the Company agreed to reduce the exercise price of outstanding warrants to purchase an aggregate of up to 59,149,999 shares of Common Stock held by the Xmark Entities (the "Xmark Warrants") to $0.01 per share. In consideration for the reduction of the exercise price of the Xmark Warrants, each of the Xmark Entities agreed to immediately exercise all of the Xmark Warrants by cashless exercise. The Xmark Warrant Agreement also provides that the Xmark Entities will not transfer the shares issuable upon exercise of the Xmark Warrants (the "Xmark Warrant Shares") until the Company either (i) declares a cash dividend on its common stock or otherwise makes a cash distribution or (ii) effects a Change of Control, subject in each case to the terms of the Xmark Warrant Agreement.
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

Item 7A.                      Quantitative and Qualitative Disclosures About Market Risk.
Market Risk
Our exposure to market risk is presently limited to the interest rate sensitivity of our cash and cash equivalents, which is affected by changes in the general level of U.S. interest rates. However, we believe that we are not subject to any material market risk exposure and do not expect that changes in interest rates would have a material effect upon our financial position. A hypothetical 10% change in interest rates would not have a material effect on our Statement of Operations or Cash Flows for the fiscal year ended September 30, 2015. We do not have any foreign currency or other derivative financial instruments as of September 30, 2015.

Item 8.                          Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Aeolus Pharmaceuticals Inc.

We have audited the accompanying consolidated balance sheets of Aeolus Pharmaceuticals, Inc. (the "Company") as of September 30, 2015 and 2014, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the two years in the period ended September 30, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aeolus Pharmaceuticals Inc. as of September 30, 2015 and 2014, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
San Diego, California
December 18, 2015

AEOLUS PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)
	September 30,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$94	$1,517
Accounts receivable	1,585	1,559
Deferred subcontractor cost	21	426
Prepaid expenses and other current assets	45	46
Total current assets	1,745	3,548

Investment in CPEC LLC	32	32
Total assets	$1,777	$3,580

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,598	$1,552
Deferred revenue	22	443
Note payable to shareholders, net of debt discount of $273	727	—
Note payable to shareholders redemption liability	275	—
Total current liabilities	2,622	1,995

Total liabilities	2,622	1,995

Commitments and Contingencies (Notes E and K)

Stockholders' equity:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized:
Series A nonredeemable convertible preferred stock, 1,250,000 shares authorized as of September 30, 2015 and 2014, respectively; no shares issued and outstanding as of September 30, 2015 and 2014, respectively	—	—
Series B nonredeemable convertible preferred stock, 1,600,000 and 1,600,000 shares authorized as of September 30, 2015 and 2014, respectively; 526,080 and 526,080 shares issued and outstanding as of September 30, 2015 and 2014, respectively	5	5
Common stock, $0.01 par value per share, 200,000,000 shares authorized; 135,930,068 and 135,850,068 shares issued and outstanding at September 30, 2015 and 2014, respectively	1,359	1,359
Additional paid-in capital	184,421	184,223
Accumulated deficit	(186,630)	(184,002)
Total stockholders' (deficit) equity	(845)	1,585
Total liabilities and stockholders' (deficit) equity	$1,777	$3,580

The accompanying notes are an integral part of these consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
	Fiscal Year Ended September 30,
	2015	2014
Revenue:
Contract revenue	$3,111	$9,631

Costs and expenses:
Research and development	3,509	6,966
General and administrative	2,228	2,745
Total costs and expenses	5,737	9,711

Loss from operations	(2,626)	(80)
Interest expense	2	—
Net loss	$(2,628)	$(80)

Net loss attributable to common stockholders – basic	$(2,628)	$(80)
Net loss attributable to common stockholders – diluted	$(2,628)	$(80)

Basic net loss per common share	$(0.02)	$0.00
Diluted net loss per common share	$(0.02)	$0.00

Weighted average common shares outstanding:
Basic	135,883	134,667
Diluted	135,883	134,667

The accompanying notes are an integral part of these consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Dollars in thousands)
	Series B Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Deficit	Equity (Deficit)
Balance at September 30, 2013	526,080	$5	134,550,068	$1,346	$183,276	$(183,922)	$705
Exercise of warrants	—	—	1,300,000	13	312	—	325
Issuance of warrants to consultants	—	—	—	—	9	—	9
Stock-based compensation	—	—	—	—	626	—	626
Net loss for the fiscal year ended September 30, 2014	—	—	—	—	—	(80)	(80)
Balance at September 30, 2014	526,080	5	135,850,068	1,359	184,223	(184,002)	1,585
Exercise of warrants	—	—	80,000	—	20	—	20
Issuance of warrants to consultants	—	—	—	—	14	—	14
Stock-based compensation	—	—	—	—	164	—	164
Net loss for the fiscal year end September 30, 2015	—	—	—	—	—	(2,628)	(2,628)
Balance at September 30, 2015	526,080	$5	135,930,068	$1,359	$184,421	$(186,630)	$(845)

The accompanying notes are an integral part of these consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
	Fiscal Year Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(2,628)	$(80)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Accrued interest	2	—
Noncash compensation	178	635
Change in assets and liabilities:
Accounts receivable	(26)	(1,189)
Deferred subcontractor cost	405	230
Prepaid expenses and other current assets	1	(7)
Accounts payable and accrued expenses	46	973
Deferred revenue	(421)	(239)
Net cash (used in) provided by operating activities	(2,443)	323

Cash flows from financing activities:
Proceeds from exercise of common stock warrants	20	325
Proceeds from issuance of note payable to shareholders	1,000	—
Net cash provided by financing activities	1,020	325

Net (decrease) increase in cash and cash equivalents	(1,423)	648

Cash and cash equivalents at beginning of year	1,517	869
Cash and cash equivalents at end of year	$94	$1,517

Supplemental disclosure of non-cash financing activities:
Note payable to shareholders redemption liability	$275	$—

The accompanying notes are an integral part of these consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 and 2014
A. Organization, Business and Summary of Significant Accounting Policies
Organization
The accompanying audited consolidated financial statements include the accounts of Aeolus Pharmaceuticals, Inc. and its wholly-owned subsidiary, Aeolus Sciences, Inc. (collectively "we," "us," "Company" or "Aeolus"). All significant intercompany accounts and transactions have been eliminated in consolidation.  Aeolus is a Delaware corporation. The Company's primary operations are located in Mission Viejo, California.

Business
Aeolus is developing a new class of broad-spectrum, catalytic antioxidant compounds based on technology discovered at Duke University and National Jewish Health.  The Company's lead compound, 10150, is a metalloporphyrin specifically designed to neutralize reactive oxygen and nitrogen species. The Company is developing 10150 as a medical countermeasure against the pulmonary effects of radiation exposure under a contract ("BARDA Contract") valued at up to $118.4 million with the Biomedical Advanced Research and Development Authority ("BARDA"), a division of the Department of Health and Human Services ("HHS").  Additionally, Aeolus receives development support from the National Institutes of Health ("NIH") for development of the compound as a medical countermeasure against radiation and chemical exposure.

B. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of Aeolus and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated. The Company uses the equity method to account for its 35% ownership interest in CPEC, which is further discussed in Note D.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include revenue recognition, allowance for doubtful accounts and stock-based compensation. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company invests available cash in short-term bank deposits. Cash and cash equivalents include investments with maturities of three months or less at the date of purchase. The carrying value of cash and cash equivalents approximate their fair market value at September 30, 2015 and 2014 due to their short-term nature. Also, the Company maintains cash balances with financial institutions in excess of federally insured limits. The Company does not anticipate any losses with such cash balances.
Significant customers and accounts receivable
For the year ended September 30, 2015, the Company's only customer was BARDA. For the year ended September 30, 2015, revenues from BARDA comprised 100% of total revenues. As of September 30, 2015, the Company's receivable balances were comprised 100% from this customer. Unbilled accounts receivable, included in accounts receivable, totaling $589,000 as of September 30, 2015 relate to work that has been performed, though invoicing has not yet occurred. All of the unbilled receivables are expected to be billed and collected within the next year. Accounts receivable are stated at invoice amounts and consist primarily of amounts due from HHS as well as amounts due under reimbursement contracts with other government entities and non-government and philanthropic organizations. If necessary, the Company records a provision for doubtful receivables to allow for any amounts which may be unrecoverable. This provision is based upon an analysis of the Company's prior collection experience, customer creditworthiness and current economic trends. As of September 30, 2015 and 2014, an allowance for doubtful accounts was not recorded as the collection history from the Company's customers indicated that collection was probable.

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

In addition, we receive a fixed fee on consultant labor and subcontract labor under the BARDA Contract, which is unconditionally earned as allowable costs are incurred and is not contingent on success factors. Reimbursable costs under this BARDA Contract, including the fixed fee, are generally recognized as revenue in the period the reimbursable costs are incurred and become billable.

Fair Value of Financial Instruments

The carrying amounts of our short-term financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, debt, and redemption liability, approximate their fair values due to their short maturities.

Fair Value Measurements

The Company adopted Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures, for financial and non-financial assets and liabilities.

ASC 820 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost). The Company utilizes the market approach. The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

·	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.
·
Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

·	Level 3: Unobservable inputs that reflect the reporting entity's own assumptions.

The redemption liability, discussed further at Note F. Debt, is measured at fair market value on a recurring basis as of September 30, 2015 and is summarized below (in thousands):

Fair value at September 30, 2015
Level 1	Level 2	Level 3
$275	$—	$—

The following table summarizes, as of September 30, 2015, the redemption liability activity subject to Level 1 inputs which are measured on a recurring basis:

Fair value measurement of redemption liability
Balance at September 30, 2014	$—
Issuance of convertible promissory notes with redemption feature	275
Change in fair value of redemption liability	—
Balance at September 30, 2015	$275

Research and Development
Research and development costs are expensed in the period incurred.
Leases
The Company leases office space and office equipment under month to month operating lease agreements. For the years ended September 30, 2015 and 2014, total rent expense was approximately $42,000 and $42,000, respectively.
Income Taxes
 The Company recognizes liabilities or assets for the deferred tax consequences of temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. A valuation allowance is established when management determines that it is more likely than not that all or a portion of a deferred tax asset will not be realized. Management evaluates the Company's ability to realize its net deferred tax assets on a quarterly basis and valuation allowances are provided, as necessary. During this evaluation, management reviews its forecasts of income in conjunction with other positive and negative evidence surrounding the Company's ability to realize its deferred tax assets to determine if a valuation allowance is required. Adjustments to the valuation allowance will increase or decrease the Company's income tax provision or benefit. Management also applies the relevant guidance to determine the amount of income tax expense or benefit to be allocated among continuing operations, discontinued operations, and items charged or credited directly to stockholders' equity (deficit).
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

Net Income (Loss) Per Common Share
The Company computes basic net income (loss) per weighted average share attributable to common stockholders using the weighted average number of shares of common stock outstanding during the period. The Company computes diluted net income (loss) per weighted average share attributable to common stockholders using the weighted average number of shares of common and dilutive potential common shares outstanding during the period. Potential common shares outstanding consist of stock options, warrants and convertible preferred stock using the treasury stock method and are excluded if their effect is anti-dilutive. Diluted weighted average common shares did not include any incremental shares for the fiscal year ended September 30, 2015 and 2014. Diluted weighted average common shares excluded incremental shares from common and preferred shares and warrants of approximately 29,536,000 and 29,048,000 for the fiscal year 2015 and 2014, respectively, due to their anti-dilutive effect.
	In thousands, except per share data
	Fiscal Year Ended September 30,
	2015	2014
Numerator:
Net income (loss)	$(2,628)	$(80)
Net income attributable to participating securities	—	—
Net income (loss) attributable to common stockholders – basic	$(2,628)	$(80)

Net income (loss)	$(2,628)	$(80)
Less gain (loss) on warrant liability for participating common warrants	—	—
Net income (loss) attributable to common stockholders – diluted	$(2,628)	$(80)
Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders – basic	135,883	134,667
Effect of potentially dilutive securities:
Common stock warrants	—	—
Convertible preferred warrants	—	—
Convertible preferred stock	—	—
Common stock options	—	—
Non-participating common stock warrants	—	—
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders – diluted	135,883	134,667
Basic net income (loss) per common share	$(0.02)	$0.00
Diluted net income (loss) per common share	$(0.02)	$0.00

Accounting for Stock-Based Compensation
The Company recognizes stock-based compensation expense in the statement of operations based upon the fair value of the equity award amortized over the vesting period.
Segment Reporting
The Company currently operates in one segment.

C. Liquidity
The Company completed a financing in December 2015, which is discussed further at Note H. Subsequent event. The primary use of our cash from operations is to further develop our various drug compounds and depending on the results of that development we may need to raise additional capital in the future.

D. Investments
Investment in CPEC LLC
The Company uses the equity method to account for its 35% ownership interest in CPEC. CPEC had $91,000 of net assets at each of September 30, 2015 and 2014. Aeolus' 35% share of CPEC's net assets, which is approximately $32,000, is included in other assets and the Company has no operations or activities unrelated to the out licensing of bucindolol. The other 65% is owned by Endo Pharmaceuticals.
E. Commitments
The Company acquires assets still in development and enters into license and research and development arrangements with third parties that often require milestone and royalty payments to the third party contingent upon the occurrence of certain future events linked to the success of the asset in development. Milestone payments may be required, contingent upon the successful achievement of an important point in the development life-cycle of the pharmaceutical product (e.g., approval of the product for marketing by a regulatory agency). If required by the arrangement, the Company may also be required to make royalty payments based upon a percentage of the net sales of the pharmaceutical product in the event that regulatory approval for marketing is obtained. Because of the contingent nature of these payments, they are not included in the table of contractual obligations. No milestones have been met, nor have any payments been made, as of September 30, 2015.

We are also obligated to pay patent filing, prosecution, maintenance and defense costs, if any, for the intellectual property the Company has licensed from National Jewish Health ("NJH"), National Jewish Medical and Research Center (the "NJMRC") and Duke University.

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

F. Debt
Convertible Promissory Notes

September 29, 2015, the Company received funding in exchange for issuance of convertible promissory notes (the "Notes") from Biotechnology Value Fund, L.P. and other affiliates of BVF Partners, L.P.

The Notes have an aggregate principal balance of $1,000,000, accrue interest at a rate of 6% per annum and have a scheduled maturity date of September 28, 2016 (the "Maturity Date").  The outstanding principal and accrued interest on the Notes shall automatically convert into Company equity securities issued in a Qualified Financing (as defined below) at a conversion rate carrying a 15% discount to the lowest price per share (or share equivalent) issued in a Qualified Financing (an "Automatic Conversion").  If, prior to the Maturity Date, the Company enters into an agreement pertaining to a Corporate Transaction (as defined below) and the Note has not been previously converted pursuant to an Automatic Conversion, then, the outstanding principal balance and unpaid accrued interest of the Note shall automatically convert in whole into the right of the holder to receive, in lieu of any other payment and in cancellation of the Note, an amount in cash upon closing of the Corporate Transaction equal to two times the outstanding principal amount of the Note.

For purposes of the foregoing:  "Qualified Financing" means a bona fide new money equity securities financing on or before the Maturity Date with total proceeds to the Company of not less than four million dollars; and "Corporate Transaction" means a sale, lease or other disposition of all or substantially all of the Company's assets or a consolidation or merger of  the Company with or into any other corporation or other entity or person, or any other corporate reorganization, in which the stockholders of the Company immediately prior to such consolidation, merger or reorganization own less than fifty percent (50%) of the voting power of the surviving entity immediately after such consolidation, merger or reorganization.

As of September 30, 2015, the $1,000,000 principal balance of the Notes is recorded in the financial statements at face value and is net with a discount of $273,000 as a result of separating the fair value of the Qualified Financing redemption discount ("Redemption Feature") of 15% on the price per share in the Notes. The Redemption Feature qualifies as a derivative and is subject to fair value treatment. The Redemption Feature is amortized over the expected life of the derivative, and the amortization expense is presented net with the interest expense from the Notes, yielding an effective interest rate of 40% that is different than the 6% stated in the Notes.

On December 11, 2015, following the completion of a Qualified Financing described above, the principal and accrued interest amounts under the Notes were converted into 5,414,402 shares of the Company's common stock and warrants to purchase an additional 5,414,402 shares of the Company's common stock at an exercise price per share of $0.22 subject to adjustment. As a result, the Notes were no longer outstanding as of that date.

G. Stockholders' Equity (Deficit)
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
As of September 30, 2015 and 2014, 526,080 shares of Series B Stock were outstanding, respectively. There are no shares of Series A Convertible Preferred Stock issued or outstanding.
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

On December 10, 2015, the Company entered into securities purchase agreements with certain accredited investors to sell and issue 4,500 preferred stock units issued to existing investors, Biotechnology Value Fund, L.P. and other affiliates of BVF Partners, L.P., for an aggregate purchase price of $4.5 million, resulting in aggregate gross proceeds to the Company of approximately $6.75 million.  The preferred units collectively consist of (i) 4,500 shares of Series C Convertible Preferred Stock of the Company that are collectively convertible into an aggregate of 20,454,546 common shares and (ii) warrants to purchase an aggregate of 20,454,546 Common Shares, in each case subject to adjustment.  The warrants have an initial exercise price of $0.22 per share.  The warrants may not be exercised until after 90 days following the date of issuance.  The Series C Stock and warrants contain provisions restricting the conversion or exercise of such securities in circumstances where such event would result in the holder and its affiliates to beneficially own in excess of 9.99% of the Company's outstanding common stock.

Common Stock
On December 10, 2015, the Company entered into securities purchase agreements with certain accredited investors to sell and issue (i) an aggregate of 10,215,275 common units issued at a purchase price of $0.22 per unit.  Each common unit consists of one share of the Company's common stock and a five year warrant to purchase one share of the Company's common stock, subject to adjustment. The warrants may not be exercised until after 90 days following the date of issuance.  The warrants contain provisions restricting the conversion or exercise of such securities in circumstances where such event would result in the holder and its affiliates to beneficially own in excess of 9.99% of the Company's outstanding common stock.

On September 29, 2015, the Company received funding in the form of convertible promissory notes (the "BVF Notes") from Biotechnology Value Fund, L.P. and certain other affiliates of BVF Partners, L.P.  The BVF Notes have an aggregate principal balance of $1,000,000, accrue interest at a rate of 6% per annum and have a scheduled maturity date of September 28, 2016. The outstanding principal and accrued interest on the BVF Notes will automatically convert into Company equity securities, provided a Qualified Financing of not less than $4,000,000 occurs.

On December 11, 2015, following the completion of a Qualified Financing described above, the principal and accrued interest amounts under the BVF Notes were converted into 5,414,402 shares of the Company's common stock and warrants to purchase an additional 5,414,402 shares of the Company's common stock at an exercise price per share of $0.22 subject to adjustment. As a result, the BVF Notes were not longer outstanding as of that date.

Dividends
The Company has never paid a cash dividend on its common stock and does not anticipate paying cash dividends on its common stock in the foreseeable future. If we pay a cash dividend on our common stock, we also must pay the same dividend on an as converted basis on our Series B preferred stock.
Warrants
As of September 30, 2015, warrants to purchase an aggregate of 15,949,627 shares of common stock were outstanding. Details of the warrants for common stock outstanding at September 30, 2015 were as follows:

Number of Shares	Exercise Price	Expiration Date
50,000	$0.50	May 2016
50,000	$0.50	July 2016
50,000	$1.00	July 2016
50,000	$1.50	July 2016
50,000	$2.00	July 2016
50,000	$2.50	July 2016
1,337,627	$0.40	March 2017
325,000	$0.40	April 2017
300,000	$0.258	June 2017
50,000	$0.26	June 2017
140,000	$0.35	October 2017
12,205,000	$0.25	February 2018
1,242,000	$0.25	March 2018
50,000	$0.49	January 2020
15,949,627

As of September 30, 2015, one warrant to purchase an aggregate of 896,037 shares of preferred stock was outstanding.
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
16,029,627

As of September 30, 2014, one warrant to purchase an aggregate of 896,037 shares of preferred stock was outstanding.
Below is a summary of warrant activity for the last two fiscal years ended September 30:
		Weighted Average
			Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term (in years)	Value
Outstanding at 9/30/2013	18,775,664	$0.29	4.1 years	$693,340
Granted	50,000	$0.26		$-
Exercised	(1,300,000)	$0.25		$318,000
Cancelled	(600,000)	$0.86		$-
Forfeited	-	$-		$-
Outstanding at 9/30/2014	16,925,664	$0.27	3.1 years	$215,048
Granted	50,000	$0.49		$-
Exercised	(80,000)	$0.25		$10,975
Cancelled	(50,000)	$0.38		$-
Forfeited	-	$-		$-
Outstanding at 9/30/2015	16,845,664	$0.27	2.2 years	$206,626
Exercisable at 9/30/2015	16,845,664	$0.27	2.2 years	$206,626

H. Subsequent event
On December 10, 2015, the Company entered into securities purchase agreements with certain accredited investors to sell and issue (i) an aggregate of 10,215,275 common units issued at a purchase price of $0.22 per unit, and (ii) 4,500 preferred stock units issued to existing investors, Biotechnology Value Fund, L.P. and other affiliates of BVF Partners, L.P., for an aggregate purchase price of $4.5 million, resulting in aggregate gross proceeds to the Company of approximately $6.75 million

Each common unit consists of one share of the Company's common stock and a five year warrant to purchase one share of the Company's common stock, subject to adjustment. The preferred units collectively consist of (i) 4,500 shares of Series C Convertible Preferred Stock of the Company that are collectively convertible into an aggregate of 20,454,546 common shares and (ii) warrants to purchase an aggregate of 20,454,546 Common Shares, in each case subject to adjustment.  The warrants have an initial exercise price of $0.22 per share.  The warrants may not be exercised until after 90 days following the date of issuance.  The Series C Stock and warrants contain provisions restricting the conversion or exercise of such securities in circumstances where such event would result in the holder and its affiliates to beneficially own in excess of 9.99% of the Company's outstanding common stock.

On September 29, 2015, the Company received funding in the form of convertible promissory notes (the "BVF Notes") from Biotechnology Value Fund, L.P. and certain other affiliates of BVF Partners, L.P.  The BVF Notes have an aggregate principal balance of $1,000,000, accrue interest at a rate of 6% per annum and have a scheduled maturity date of September 28, 2016. The outstanding principal and accrued interest on the BVF Notes will automatically convert into Company equity securities, provided a Qualified Financing of not less than $4 million occurs.

On December 11, 2015, following the completion of a Qualified Financing described above, the principal and accrued interest amounts under the BVF Notes were converted into 5,414,402 shares of the Company's common stock and warrants to purchase an additional 5,414,402 shares of the Company's common stock at an exercise price per share of $0.22 subject to adjustment. As a result, the BVF Notes were not longer outstanding as of that date.

I. Stock-Based Compensation
As an integral component of a management and employee retention program designed to motivate, retain and provide incentive to the Company's management, employees and key consultants, the Board of Directors approved the 2004 Stock Incentive Plan (the "2004 Plan") and reserved 25,000,000 shares of common stock for issuance under the 2004 Plan. As of September 30, 2015, 12,835,409 shares were available to be granted under the 2004 Plan. The exercise price of the incentive stock options ("ISOs") granted under the 2004 Plan must not be less than the fair market value of the common stock as determined on the date of the grant. The options may have a term up to 10 years. Options typically vest immediately or up to one year following the date of the grant.
Below is a summary of stock option activity for the last two fiscal years ended September 30:
		Weighted Average
			Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term (in years)	Value
Outstanding at 9/30/2013	11,214,898	$0.52	6.7 years	$2
Granted	775,000	$0.26		$-
Exercised	-	$-		$-
Cancelled	(393,307)	$2.64		$-
Forfeited	-	$-		$-
Outstanding at 9/30/2014	11,596,591	$0.43	6.1 years	$1
Granted	775,000	$0.27		$-
Exercised	-	$-		$-
Cancelled	(207,000)	$0.90		$-
Forfeited	-	$-		$-
Outstanding at 9/30/2015	12,164,591	$0.42	5.4 years	$1
Exercisable at 9/30/2015	12,002,089	$0.42	5.4 years	$1

Stock options granted to consultants during fiscal year 2015 and 2014 were fully vested when issued or vested over a twelve month period. Stock option expense for stock options granted to consultants was zero and $11,000 for fiscal year 2015 and 2014, respectively. For the fiscal years 2015 and 2014, all stock options were issued at or above fair market value of a share of common stock. The weighted-average grant-date fair value of options granted during fiscal years 2015 and 2014 was $0.24 and $0.26, respectively.
A summary of the status of non-vested shares for the fiscal years ended September 30 was:
		Weighted Average
	Number	Grant-Date
	of Shares	Fair Value
Unvested at September 30, 2013	1,482,286	$0.37
Granted	775,000	$0.22
Vested	(2,088,534)	$0.33
Forfeited	-	$-
Unvested at September 30, 2014	168,752	$0.22
Granted	775,000	$0.24
Vested	(781,250)	$0.24
Forfeited	-	$-
Unvested at September 30, 2015	162,502	$0.23

The total unrecognized compensation expense for outstanding stock options was $24,000 as of September 30, 2015, which will be recognized over a weighted average period of five months. The total fair value of shares vested during fiscal years 2015 and 2014 was $156,000 and $688,000, respectively.
The details of stock options for the fiscal year ended September 30, 2015 are as follows:
	Options Outstanding			Options Exercisable
			Weighted			Weighted
	Number	Weighted	Average	Number	Weighted	Average
Range of	Outstanding at	Average	Remaining	Exercisable at	Average	Remaining
Exercise	September 30,	Exercise	Contractual	September 30,	Exercise	Contractual
Prices	2015	Price	Life (in years)	2015	Price	Life (in years)
$0.23-$0.30	3,087,500	$0.28	6.37	2,924,998	$0.28	6.20
$0.31-$0.40	6,551,500	$0.39	5.83	6,551,500	$0.39	5.83
$0.41-$0.50	502,000	$0.45	6.25	502,000	$0.45	6.25
$0.51-$0.60	982,250	$0.59	3.71	982,250	$0.59	3.71
$0.61-$0.70	60,000	$0.68	1.03	60,000	$0.68	1.03
$0.71-$0.80	366,750	$0.75	1.75	366,750	$0.75	1.75
$0.81-$0.90	570,591	$0.87	1.26	570,591	$0.87	1.26
$0.91-$1.00	14,000	$0.95	0.25	14,000	$0.95	0.25
$1.01-$1.19	30,000	$1.10	0.22	30,000	$1.10	0.22
	12,164,591	$0.42	5.43	12,002,089	$0.42	5.38

Stock-based compensation expense recognized in the statement of operations is as follows (in thousands):
	For the fiscal year ended September 30,
	2015	2014
Research and Development Expenses	$—	$11
General and Administrative Expenses	178	624
Total Stock-based Compensation Expense	$178	$635

The fair value of the options associated with the above compensation expense was determined at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:
	For the fiscal year ended September 30,
	2015	2014
Dividend yield	0%	0%
Unvested forfeiture rate	5.35%	0%
Expected volatility	137%	122%
Risk-free interest rate	1.70%	1.54%
Expected option life after shares are vested	5.27 years	5.27 years

J. Income Taxes
As of September 30, 2015 and 2014, the Company had federal net operating loss ("NOL") carry-forwards of $115,515,000 and $113,321,000, respectively and state operating loss carry-forwards of $38,916,000 and $35,244,000, respectively. The use of these federal and state NOL carry-forwards might be subject to limitation under the rules regarding a change in stock ownership as determined by the Internal Revenue Code (the "Code"). The Company may have had a change of control under Section 382 of the Code during fiscal 2004 and 2006; however, a complete analysis of the limitation of the NOL carry-forwards will not be completed until the time the Company projects it will be able to utilize such NOLs. The federal net operating and the state net operating losses began to expire in 2010. Additionally, the Company had federal research and development carry-forwards as of September 30, 2015 and 2014 of $4,127,000 and $3,990,000, respectively. The Company had state research and development carry-forwards as of September 30, 2015 and 2014 of $1,452,000 and $1,316,000, respectively.
Significant components of the Company's deferred tax assets at September 30, 2015 and 2014 consisted of the following (in thousands):

	2015	2014
Accrued payroll related liabilities	$1,036	$1,103
Depreciation and amortization	586	704
Total deferred tax assets	1,622	1,807
State Taxes	(113)	(126)
Total deferred tax liabilities	(113)	(126)
Net deferred tax assets	1,509	1,681
Valuation allowance for deferred assets	(1,509)	(1,681)
Net deferred tax asset	$—	$—

Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, all of the deferred tax assets have been fully offset by a valuation allowance. The change in the valuation allowance is primarily a result of the net operating loss carry-forwards.

Taxes computed at the statutory federal income tax rate of 34% are reconciled to the provision for income taxes as follows (dollars in thousands):

	2015	2014
Effective income tax rate	0%	0%

United States Federal income tax at statutory rate	$(891)	$(25)
State income taxes (net of federal benefit)	1	1
NQSO forfeiture	234	—
Prior year deferred true up	39	(280)
Change in valuation reserves	(153)	96
FIN 48	883	354
Other	(111)	(144)
Provision for income taxes	$2	$2

At September 30, 2015, we had unrecognized tax benefits of $5,085,000, all of which would impact the effective tax rate if recognized, however a valuation allowance would be recorded against this amount.  During fiscal 2014, unrecognized tax benefits increased to $4,859,000 as a result of the tax positions taken in prior years and current year.  No interest and penalties have been provided for with respect to the unrecognized tax benefits.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:
Amount
(in thousands)
Unrecognized tax benefits at October 1,	$4,859
Additions for tax positions related to current year	226
Additions/reductions for tax positions taken in prior years
Settlements	—
Lapse of Limitations	—
Unrecognized tax benefits at September 30, 2015	$5,085

The Company's federal income tax returns for the tax years 2011 to 2013 remain open to examination. The Company's California income tax returns for the tax years 2010 to 2013 remain open to examination.
A reconciliation of the current year tax provision is as follows:
Current – Federal	$—
Current – State	2
2

Deferred - Federal	134
Deferred – State	38
172
Less: Valuation Allowance	(172)
—
Total current and deferred	$2

K. Contingencies
Duke Licenses
The Company has obtained exclusive worldwide licenses (the "Duke Licenses") from Duke University ("Duke") to develop, make, have made, use and sell products using certain technology in the field of free radical and antioxidant research, developed by certain scientists at Duke. Future discoveries in the field of antioxidant research from these scientists' laboratories at Duke are also covered by the Duke Licenses. The Duke Licenses require the Company to use its best efforts to pursue development of products using the licensed technology and compounds. These efforts are to include the manufacture or production of products for testing, development and sale. Aeolus is also obligated to use its best efforts to have the licensed technology cleared for marketing in the United States by the U.S. Food and Drug Administration and in other countries in which Aeolus intends to sell products using the licensed technology. Aeolus will pay royalties to Duke on net product sales during the terms of the Duke Licenses, and milestone payments upon certain regulatory approvals and annual sales levels. In addition, Aeolus is obligated under the Duke Licenses to pay all or a portion of patent prosecution, maintenance and defense costs. Unless earlier terminated, the Duke Licenses continue until the expiration of the last to expire issued patent on the licensed technology.
National Jewish Medical and Research Center Agreements
Aeolus has an exclusive worldwide license ("NJH License") from National Jewish Health to develop, make, have made, use and sell products using certain technology developed by certain scientists at NJH. The NJH License requires Aeolus to use commercially reasonable efforts to diligently pursue the development and government approval of products using the licensed technology. Aeolus will be obligated to pay royalties to NJH on net product sales during the term of the NJH License and a milestone payment upon regulatory approval, if obtained. In addition, Aeolus is obligated under the NJH License to pay all or a portion of patent prosecution, maintenance and defense costs. Unless earlier terminated, the NJH License continues until the expiration of the last to expire issued patent on the licensed technology.
L. Agreements
Elan Corporation, plc
In May 2002, the Company entered into a collaboration transaction with affiliates of Elan Corporation, plc for the development of the Company's catalytic antioxidant compounds as a treatment for tissue damage from cancer radiation and chemotherapy. Although Elan and the Company terminated this collaboration in January 2003, the Company will pay Elan a royalty on net sales of its catalytic antioxidant products sold, if any, for the prevention and treatment of radiation-induced and chemotherapy-induced tissue damage.

M. Litigation
From time to time we are subject to various lawsuits and claims with respect to matters arising out of the normal course of our business. Due to the uncertainty of the ultimate outcome of these matters, the impact on future financial results is not subject to reasonable estimates.
N. Quarterly Financial Data (unaudited)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(in thousands, except per share amounts)
Fiscal 2015
Total revenue	$925	$1,189	$63	$934	$3,111
Net income (loss)	$(698)	$(712)	$(784)	$(434)	$(2,628)
Net income available to stockholders – Basic	$(698)	$(712)	$(784)	$(434)	$(2,628)
Net income available to stockholders – Diluted	$(698)	$(712)	$(784)	$(434)	$(2,628)
Basic net income (loss) per common share attributable to common stockholders	$(0.01)	$(0.01)	$(0.01)	$0.00	$(0.02)
Diluted net income (loss) per common share attributable to common stockholders	$(0.01)	$(0.01)	$(0.01)	$0.00	$(0.02)

Fiscal 2014
Total revenue	$793	$1,438	$4,983	$2,417	$9,631
Net income (loss)	$(695)	$(437)	$1,576	$(524)	$(80)
Net income available to stockholders – Basic	$(695)	$(437)	$1,576	$(524)	$(80)
Net income available to stockholders – Diluted	$(695)	$(437)	$1,576	$(524)	$(80)
Basic net income (loss) per common share attributable to common stockholders	$(0.01)	$0.00	$0.01	$0.00	$0.00
Diluted net income (loss) per common share attributable to common stockholders	$(0.01)	$0.00	$0.01	$0.00	$0.00

O. Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board that are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-14 Revenue, which deferred the effective date of ASU 2014-09 Revenue from Contracts with Customers (ASC 606), which updates the principles for recognizing revenue. ASU 2014-09 also amends the required disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is evaluating the potential impacts of the new standard on its existing revenue recognition policies and procedures.
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 requires that an entity's management evaluate whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. ASU 2014-15 is effective for annual periods beginning after December 15, 2016 and for interim periods thereafter. The Company is evaluating the potential impacts of this new standard on its quarterly reporting process.
Item 9.                          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.                          Controls and Procedures.
As of September 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial and Accounting Officer), of the effectiveness of our disclosure controls and procedures required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2015 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
In connection with the preparation of the Annual Report on Form 10-K for the fiscal year 2015, we determined that we applied the incorrect accounting treatment for the redemption feature and redemption feature liability associated with the promissory notes issued in the fourth quarter of fiscal year 2015. The promissory notes contain a redemption feature that require the issuer to bifurcate and fair value the derivative redemption feature as a separate financial instrument at each reporting period. As a result of the determination that we used an incorrect accounting treatment for the redemption feature in the promissory notes, our initial balance sheet liabilities were understated for the quarter ended September 30, 2015 and management determined a material weakness existed as of September 30 2015.

A material weakness is a significant deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the determination that our balance sheet liabilities did not include the fair value treatment of the derivative features in the promissory notes issued for the quarter ended September 30, 2015 management has determined that a material weakness existed as of September 30, 2015.

Management believes the material weakness is due to a deficiency in technical resources over financial reporting. As a result of the material weakness, management is evaluating mitigating controls to minimize errors related to complex transactions.

Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15 (f) and 15d-15 (f) of the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes policies and procedures that:
·	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
·
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

·	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, errors or fraud. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2015. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in an Internal Control Integrated Framework. Based on the criteria set forth by COSO, management concluded that our internal control over financial reporting was not effective as of September 30, 2015. Management believes the material weakness is due to a deficiency in technical resources over financial reporting.
This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this Annual Report on Form 10-K.
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.                          Other Information.
None.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K because we expect to file a definitive information statement in connection with our Written Consent in Lieu of 2015 Annual Meeting of Stockholders (the "Information Statement") within 120 days after the end of our fiscal year pursuant to Regulation 14C promulgated under the Exchange Act, and the information included therein is incorporated herein by reference to the extent provided below.
Item 10.                          Directors, Executive Officers and Corporate Governance.
The information set forth under the headings "Matter No. 1: Election of Directors," "Information Concerning the Board of Directors and its Committees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Information Statement is incorporated herein by reference. The information required by this Item 10 concerning our executive officers is set forth under the heading "Executive Officers" located at the end of Part I Item 1 of this Annual Report on Form 10-K.
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
Item 11.                          Executive Compensation.
The information set forth under the headings "Director Compensation" and "Executive Compensation" in our Information Statement is incorporated herein by reference.
Item 12.                          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan and Additional Equity Information as of September 30, 2015
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

Since the foregoing presentation is presented as of September 30, 2015, consistent with SEC rules, it does not reflect the issuance of warrants in connection with the 2015 Securities Placement and the conversion of the BVF Notes.

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
The information set forth under the headings "Security Ownership of Certain Beneficial Owners and Management" in our Information Statement is incorporated herein by reference.
Item 13.                          Certain Relationships and Related Transactions, and Director Independence.
The information set forth under the headings "Information Concerning the Board of Directors and its Committees" and "Certain Related Transactions" in our Information Statement is incorporated herein by reference.
Item 14.                          Principal Accounting Fees and Services.
The information set forth under the heading "Independent Registered Public Accounting Firm — Fees" in our Information Statement is incorporated herein by reference.
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
(2) Exhibits.
		Incorporated by Reference To
Exhibit		Registrant's	Date Filed	Exhibit	Filed
Number	Description of Document	Form	with the SEC	Number	Herewith
2.1	Agreement and Plan of Merger and Reorganization dated September 16, 2003 between Incara, Inc. and Incara Pharmaceuticals Corporation	S-4	9/19/2003	2.1
3.1	Amended and Restated Certificate of Incorporation	10-K	12/31/2012	3.1
3.2	Certificate of Designation for Series C Preferred	8-K	12/15/15	10.1
3.3	Bylaws	8-K	10/27/15	3.1
4.1	Form of Common Stock Certificate	10-Q	8/11/2004	4.1
4.2	Form of Series B Preferred Stock Certificate	S-4	9/19/2003	4.8
4.3	Form of Warrant to Purchase Common Stock dated June 5, 2006.	8-K	6/6/2006	10.3
4.4	Registration Rights Agreement dated May 22, 2007 by and among the Company and each of the Purchasers whose names appear on the Schedule attached thereto.	8-K	5/23/2007	4.1
4.5	Registration Rights Agreement dated October 6, 2009 by and among the Company and the investors whose names appear on the signature pages thereof.	8-K	10/6/2009	4.1
4.6	Form of Warrant to Purchase Common Stock dated May 22, 2007.	8-K	5/23/2007	10.2
4.7	Form of Warrant to Purchase Common Stock	8-K	10/6/2009	10.2
4.8	Registration Rights Agreement dated September 16, 2003 among Incara Pharmaceuticals Corporation, Incara, Inc. and Goodnow Capital, L.L.C.	S-4	9/19/2003	10.101
4.9	Registration Rights Agreement dated August 11, 2010 by and among Aeolus Pharmaceuticals, Inc. and the investors listed therein	8-K	8/12/2010	4.1
4.1	Registration Rights Agreement dated March 4, 2013 by and among Aeolus Pharmaceuticals, Inc. and the investors listed therein	8-K	3/6/2013	10.2
4.11	Form of Warrant to Purchase Common Stock dated March 4, 2013.	8-K	3/6/2013	10.3
4.12	Warrant Repricing, Exercise and Lockup Agreement dated February 19, 2013 by and among the Company, Xmark JV Investment Partners, LLC and affiliates	8-K	2/19/2013	10.4
4.13	Form of Series C Preferred Stock Certificate				X
4.14	Form of Warrant	8-K	12/15/15	10.2
10.1*	License Agreement between Duke University and Aeolus Pharmaceuticals, Inc., dated July 21, 1995	S-1	12/8/1995	10.4
10.2	Amended and Restated Limited Liability Company Agreement of CPEC LLC dated July 15, 1999, among CPEC LLC, Intercardia, Inc. and Interneuron Pharmaceuticals, Inc.	8-K	7/23/1999	10.42
10.3	Assignment, Assumption and License Agreement dated July 15, 1999, between CPEC LLC and Intercardia, Inc.	8-K	7/23/1999	10.43

		Incorporated by Reference To
Exhibit		Registrant's	Date Filed	Exhibit	Filed
Number	Description of Document	Form	with the SEC	Number	Herewith
10.4*	License Agreement dated January 19, 2001 between Incara Pharmaceuticals Corporation and Incara Development, Ltd.	10-Q	2/13/2001	10.59
10.5*	License Agreement dated January 19, 2001 between Elan Corporation, plc, Elan Pharma International Ltd. and Incara Development, Ltd.	10-Q	2/13/2001	10.6
10.6	Registration Rights Agreement dated December 21, 2000 among Incara Pharmaceuticals Corporation, Elan International Services, Ltd. and Elan Pharma International Ltd.	10-Q	2/13/2001	10.62
10.7	Agreement and Amendment, effective as of January 22, 2001, by and among Incara Pharmaceuticals Corporation, Elan International Services, Ltd. and Elan Pharma International Limited	10-Q	5/14/2001	10.64
10.8	Second Agreement and Amendment, effective as of January 22, 2001, by and among Incara Pharmaceuticals Corporation, Elan International Services, Ltd. and Elan Pharma International Limited	10-Q	5/14/2001	10.65
10.9	Third Agreement and Amendment, effective as of January 22, 2001, by and among Incara Pharmaceuticals Corporation, Elan International Services, Ltd. and Elan Pharma International Limited	8-K	6/1/2001	10.66
10.1	Agreement and Fourth Amendment, effective February 13, 2002, by and among Incara Pharmaceuticals Corporation, Elan International Services, Ltd., Elan Pharma International Limited and Elan Pharmaceutical Investments III, Ltd.	10-Q	2/14/2002	10.75
10.11*	License Agreement dated June 25, 1998 between Duke University and Aeolus Pharmaceuticals, Inc.	10-Q	5/15/2002	10.82
10.12*	License Agreement dated May 7, 2002 between Duke University and Aeolus Pharmaceuticals, Inc.	10-Q	5/15/2002	10.83
10.13*	License Agreement dated November 17, 2000 between National Jewish Medical and Research Center and Aeolus Pharmaceuticals, Inc.	10-Q	2/13/2001	10.56
10.14	Exclusive License Agreement, dated January 15, 2009, by and between the Company and National Jewish Health	10-Q	5/16/2011	10.7
10.15*	Securities Purchase Agreement dated as of May 15, 2002, among Incara Pharmaceuticals Corporation, Aeolus Pharmaceuticals, Inc., Elan Pharma International Limited and Elan International Services, Ltd.	8-K/A	7/3/2002	10.84
10.16*	Development and Option Agreement dated May 15, 2002, among Elan Pharma International Limited, Incara Pharmaceuticals Corporation and Aeolus Pharmaceuticals, Inc.	8-K/A	7/3/2002	10.85
10.17	Amended and Restated Registration Rights Agreement dated as of May 15, 2002, among Incara Pharmaceuticals Corporation, Elan International Services, Ltd. and Elan Pharma International Limited	8-K/A	7/3/2002	10.86

		Incorporated by Reference To
Exhibit		Registrant's	Date Filed	Exhibit	Filed
Number	Description of Document	Form	with the SEC	Number	Herewith
10.18	Amendment No. 1 to License Agreement dated May 14, 2002, between Aeolus Pharmaceuticals, Inc. and Duke University (amending License Agreement dated July 21, 1995)	8-K/A	7/3/2002	10.87
10.19	Amendment No. 1 to License Agreement dated May 14, 2002, between Aeolus Pharmaceuticals, Inc. and Duke University (amending License Agreement dated June 25, 1998)	8-K/A	7/3/2002	10.88
10.2	Amendment No. 1 to License Agreement dated May 14, 2002, between Aeolus Pharmaceuticals, Inc. and National Jewish Medical and Research Center (amending License Agreement dated November 17, 2000)	8-K/A	7/3/2002	10.89
10.21*	Subaward Agreement, dated March 16, 2011, by and between the Company and the Office of Research and Development of the University of Maryland, Baltimore	10-Q	5/16/2011	10.4
10.22	Letter dated May 17, 2004 from Elan International Services, Limited and Elan Pharma International Limited to Incara Pharmaceuticals Corporation	10-Q	8/11/2004	10.106
10.23+	Aeolus Pharmaceuticals, Inc. 1994 Stock Option Plan, as amended	10-Q	8/11/2004	10.109
10.24+	Aeolus Pharmaceuticals, Inc. Amended and Restated 2004 Stock Incentive Plan	14-C	11/16/2012	D
10.25+	Amended and Restated Employment Agreement dated July 30, 2010 between Aeolus Pharmaceuticals, Inc. and John L. McManus	8-K	8/2/2010	10.4
10.26+	Letter Agreement dated July 10, 2006 between Aeolus Pharmaceuticals, Inc. and McManus & Company, Inc.	8-K	7/10/2006	10.2
10.27+	Form of Indemnity Agreement	10-K	12/27/2011	10.27
10.28	Terms of Outside Director Compensation	10-K	12/17/2004	10.114
10.29+	Form of Incentive Stock Option Agreement	10-Q	2/8/2005	10.115
10.30+	Form of Nonqualified Stock Option Agreement	10-Q	2/8/2005	10.116
10.31	Subscription Agreement dated June 5, 2006 by and between the Company and the investors whose names appear on the signature pages thereof.	8-K	6/6/2006	10.1
10.32	Board Observer Letter dated June 5, 2006 by and among the Company and Efficacy Biotech Master Fund Ltd.	8-K	6/6/2006	10.6
10.33+	Consulting Agreement, dated December 1, 2010, between Aeolus Pharmaceuticals, Inc. and Brian J. Day	8-K	12/3/2010	10.1
10.34*	Sponsored Research Agreement (Non-Clinical), dated April 12, 2011, by and between the Company and Duke University	10-Q	5/16/2011	10.5
10.35	Securities Purchase Agreement dated August 11, 2010 by and among Aeolus Pharmaceuticals, Inc. and the investors listed therein	8-K	8/12/2010	10.1
10.36	Form of Warrant pursuant to Securities Purchase Agreement dated August 11, 2010 by and among Aeolus Pharmaceuticals, Inc. and the investors listed therein	8-K	8/12/2010	10.2

		Incorporated by Reference To
Exhibit		Registrant's	Date Filed	Exhibit	Filed
Number	Description of Document	Form	with the SEC	Number	Herewith
10.37	Convertible Promissory Note dated February 7, 2007 issued by Aeolus Pharmaceuticals, Inc. to Elan Pharma International Ltd.	S-1	6/4/2007	10.43
10.38	Amendment No. 1 To Convertible Promissory Note dated February 7, 2009 by and between Aeolus Pharmaceuticals, Inc. and Elan Pharma International Limited	8-K	3/16/2009	10.1
10.39+	Form of Restricted Share Award Agreement	S-8 POS	3/31/2008	99.2
10.4	Securities Purchase and Exchange Agreement dated October 6, 2009 by and among the Company and the investors whose names appear on the signature pages thereof	8-K	10/6/2009	10.1
10.41	Amendment Agreement to the Securities Purchase and Exchange Agreement, dated December 24, 2009, by and among the Company and the investors whose names appear on the signature pages thereof	8-K	12/28/2009	10.1
10.42+	Intentionally Omitted	8-K	2/16/2011	10.1
10.43*	Contract No. HHSO100201100007C, dated February 11, 2011, by and between the Company and the U.S. Department of Health and Human Services Biomedical Advanced Research and Development Authority	10-Q	5/16/2011	10.1
10.44*	Research and Manufacturing Agreement, dated February 18, 2011 (the "JMPS Agreement"), by and between the Company and Johnson Matthey Pharmaceutical Materials, Inc. (d/b/a Johnson Matthey Pharma Services).	10-Q	5/16/2011	10.2
10.45*	Appendix 2 to the JMPS Agreement, dated February 18, 2011	10-Q	8/14/2012	10.4
10.46*	Appendix 3 to the JMPS Agreement, dated April 30, 2012	10-Q	8/14/2012	10.5
10.47*	Appendix 4 to the JMPS Agreement, dated April 30, 2012	10-Q	8/14/2012	10.6
10.48*	Appendix 5 to the JMPS Agreement, dated April 30, 2012	10-Q	8/14/2012	10.7
10.49*	Appendix 6 to the JMPS Agreement, dated April 30, 2012	10-Q	8/14/2012	10.8
10.50*	General Management Consulting Assignment, dated February 23, 2011, by and between the Company and Booz Allen Hamilton Inc.	10-Q	5/16/2011	10.3
10.51	Form of Securities Purchase Agreement by and among the Company and the investors whose names appear on the signature pages thereof	8-K	4/5/2012	10.1
10.52	Form of Registration Rights Agreement by and among the Company and the investors party thereto	8-K	4/5/2012	10.2
10.53	Form of Warrant issued to investors in March and April 2012	8-K	4/5/2012	10.3
10.54	Amended and Restated Employment Agreement by and between the Company and John L. McManus	8-K	3/5/2013	10.1
10.55	Form of Registration Rights Agreement	8-K	12/15/15	10.2
21.1	List of Subsidiaries				X
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm				X

Incorporated by Reference To
Exhibit		Registrant's	Date Filed	Exhibit	Filed
Number	Description of Document	Form	with the SEC	Number	Herewith
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)				X
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a)				X
32.1	Certification by the Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS†	XBRL Instance Document				X
101.SCH†	XBRL Taxonomy Extension Schema Document				X
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document				X
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
Date: December 18, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
SIGNATURE	TITLE(S)	DATE

/s/ John L. McManus	President and Chief Executive Officer	December 18, 2015
John L. McManus	(Principal Executive Officer)

/s/ David C. Cavalier	Chief Financial Officer and Secretary	December 18, 2015
David C. Cavalier	(Principal Financial and Accounting Officer)

/s/ David C. Cavalier	Chairman of the Board of Directors	December 18, 2015
David C. Cavalier

/s/ John M. Clerici	Director	December 18, 2015
John M. Clerici

/s/ John M. Farah, Jr., Ph.D.	Director	December 18, 2015
John M. Farah, Jr., Ph.D.

Director
Mitchell D. Kaye

/s/ Amit Kumar, Ph.D.	Director	December 18, 2015
Amit Kumar, Ph.D.

/s/ Chris A. Rallis	Director	December 18, 2015
Chris A. Rallis

/s/ Jeffrey Scott	Director	December 18, 2015
Jeffrey Scott