Form 10-Q
period 2015-12-31
AEOLUS PHARMACEUTICALS, INC.
filed 2016-02-16
CIK 1261734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549
FORM 10-Q
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015.
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO 
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑ NO 
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer Non -accelerated filer (Do not check if a smaller reporting company)
Accelerated filer Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  NO ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class Common Stock, par value $.01 per share	Outstanding as of February 16, 2016 151,559,745 shares

AEOLUS PHARMACEUTICALS, INC.
FORM 10-Q
For the Quarter Ended December 31, 2015
Table of Contents

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
AEOLUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)
	December 31, 2015	September 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$5,444	$94
Accounts receivable	871	1,585
Deferred subcontractor cost	—	21
Prepaid expenses and other current assets	66	45
Total current assets	6,381	1,745
Investment in CPEC LLC	32	32
Total assets	$6,413	$1,777

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$796	$1,598
Deferred revenue	—	22
Note payable to shareholders, net of debt discount of $273	—	727
Note payable to shareholders redemption liability	—	275
Total current liabilities	796	2,622

Total liabilities	796	2,622
Commitments and contingencies (Note H)
Stockholders' equity:
Preferred stock, $.01 par value per share, 10,000,000 shares authorized:
Series A nonredeemable convertible preferred stock, 1,250,000 shares authorized as of December 31, 2015 and September 30, 2015, respectively; no shares issued and outstanding as of December 31, 2015 and September 30, 2015, respectively	—	—
Series B nonredeemable convertible preferred stock, 1,600,000 shares authorized as of December 31, 2015 and September 30, 2015, respectively; 526,080 shares issued and outstanding as of December 31, 2015 and September 30, 2015, respectively	5	5
Series C nonredeemable convertible preferred stock, 5,000 and zero shares authorized as of December 31, 2015 and September 30, 2015, respectively; 4,500 and zero shares issued and outstanding as of December 31, 2015 and September 30, 2015, respectively

Common stock, $.01 par value per share, 200,000,000 shares authorized; 151,559,745 and 135,930,068 shares issued and outstanding as of December 31, 2015 and September 30, 2015, respectively	1,515	1,359
Additional paid-in capital	191,760	184,421
Accumulated deficit	(187,663)	(184,630)
Total stockholders' equity (deficit)	5,617	(845)
Total liabilities and stockholders' equity (deficit)	$6,413	$1,777

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
 (In thousands, except per share data)

	Three Months Ended December 31,
	2015	2014
Revenue:
Contract revenue	$305	$925
Costs and expenses:
Research and development	492	973
General and administrative	561	650
Total costs and expenses	1,053	1,623
Loss from operations	(748)	(698)

Interest expense	285	—
Net loss	(1,033)	(698)
Deemed dividend on Series C preferred stock	580	—
Net loss attributable to common stockholders	$(1,613)	$(698)
Net loss per weighted share attributable to common stockholders:
Basic net loss per common share	$(0.01)	$(0.01)
Diluted net loss per common share	$(0.01)	$(0.01)
Weighted average common shares outstanding:
Basic	139,439	135,850
Diluted	139,439	135,850

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
 (In thousands)
	Three Months Ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,033)	$(698)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on note payable to shareholders	273	—
Accrued interest	12	—
Noncash compensation	38	191
Change in assets and liabilities:
Accounts receivable	714	(253)
Deferred subcontractor cost	21	2
Prepaid expenses and other current assets	(21)	(19)
Accounts payable and accrued expenses	(802)	(291)
Deferred revenue	(22)	(2)
Net cash used in operating activities	(820)	(1,070)

Cash flows from financing activities:
Proceeds from issuance of common stock and common stock warrants, net	2,005	—
Proceeds from issuance of preferred stock and common stock warrants, net	4,165	—
Net cash provided by financing activities	6,170	—
Net increase (decrease) in cash and cash equivalents	5,350	(1,070)
Cash and cash equivalents at beginning of period	94	1,517
Cash and cash equivalents at end of period	$5,444	$447

Supplemental disclosure of non-cash financing activities:
Conversion of note payable to shareholders for common stock and warrants	$1,000	$—
Conversion of accrued interest on note payable to shareholders for common stock and warrants	$12	$—
Issuance of warrants for financing costs	$266	$—
Deemed dividend on Series C preferred stock	$580	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

A.	Organization, Business and Summary of Significant Accounting Policies
Organization
The accompanying unaudited condensed consolidated financial statements include the accounts of Aeolus Pharmaceuticals, Inc. and its wholly-owned subsidiary, Aeolus Sciences, Inc. (collectively, "we," "us," "Company" or "Aeolus"). All significant intercompany accounts and transactions have been eliminated in consolidation.  Aeolus is a Delaware corporation. The Company's primary operations are located in Mission Viejo, California.
Business
Aeolus is developing a platform of novel compounds, known as metalloporphyrins, for use in biodefense, fibrosis, oncology, infectious disease and diseases of the central nervous system.    Its lead compound, AEOL 10150, is being developed as a medical countermeasure against the pulmonary effects of radiation exposure under a contract ("BARDA Contract") valued at up to $118.4 million with the Biomedical Advanced Research and Development Authority ("BARDA"), a division of the Department of Health and Human Services ("HHS").  Aeolus is in its fourth year under the BARDA Contract.  Aeolus also receives development support from the National Institutes of Health ("NIH") for development of the compound as a medical countermeasure against radiation and exposure to chemical and nerve agents.  Aeolus' strategy is to leverage the substantial investment in toxicology, manufacturing, and preclinical and clinical studies made by US Government agencies in AEOL 10150 to develop the compound for the treatment of lung fibrosis, including idiopathic pulmonary fibrosis ("IPF") and as a treatment to reduce side effects caused by radiation toxicity and improve local tumor control in cancer therapy.  The Company is also developing AEOL 11114 as a treatment for Parkinson's disease and AEOL 20415 as a treatment for cystic fibrosis and diseases that have developed a resistance to existing antibiotic and anti-viral therapies.
Basis of Presentation
All significant intercompany activity has been eliminated in the preparation of the unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Some information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. The condensed consolidated balance sheet at September 30, 2015 was derived from the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2015, filed with the Securities and Exchange Commission (the "SEC") on December 18, 2015.
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
Cash and Cash Equivalents
The Company invests available cash in short-term bank deposits. Cash and cash equivalents include investments with maturities of three months or less at the date of purchase. The carrying value of cash and cash equivalents approximate their fair market value at December 31, 2015 and September 30, 2015 due to their short-term nature.

Significant customers and accounts receivable
For the three months ended December 31, 2015, the Company's only customer was BARDA, which comprised 100% of total revenues. As of December 31, 2015, the Company's receivable balances were comprised 100% from this customer. Unbilled accounts receivable, included in accounts receivable, totaling $687,000 and $589,000 as of December 31, 2015 and September 30, 2015, respectively, relate to work that has been performed, though invoicing has not yet occurred. All of the unbilled receivables are expected to be billed and collected within the next 12 months. Accounts receivable are stated at invoice amounts and consist primarily of amounts due from HHS. If necessary, the Company records a provision for doubtful receivables to allow for any amounts which may be unrecoverable. This provision is based upon an analysis of the Company's prior collection experience, customer creditworthiness and current economic trends. As of December 31, 2015 and September 30, 2015, an allowance for doubtful accounts was not recorded as the collection history from the Company's customer indicated that collection was probable.
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
Fair Value of Financial Instruments
The carrying amounts of Aeolus' short-term financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, debt and redemption liability, approximate their fair values due to their short maturities.
Fair Value Measurements
The Company applies Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures, for financial and non-financial assets and liabilities.
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

The redemption liability, discussed further at Note F. Debt, is measured at fair market value on a recurring basis and is summarized below (in thousands):

Fair value at December 31, 2015
Level 1	Level 2	Level 3
$—	$—	$—

The following table summarizes, as of December 31, 2015, the redemption liability activity subject to Level 2 inputs which are measured on a recurring basis:

Fair value measurement of redemption liability
Balance at September 30, 2015	$275
Conversion of convertible promissory notes with redemption feature	(275)
Change in fair value of redemption liability	—
Balance at December 31, 2015	$—

Research and Development
Research and development costs are expensed in the period incurred.
Leases
The Company leases office space and office equipment under month to month operating lease agreements. For the three months ended December 31, 2015 and 2014, total rent expense was approximately $11,000 and $10,000, respectively.
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
Net Income (Loss) Per Common Share
The Company computes net income attributable to common stockholders using the two-class method required for participating securities. Under the two-class method, securities that participate in dividends, such as the Company's outstanding preferred shares, preferred warrants, and most common stock warrants, are considered "participating securities." Our preferred shares, preferred warrants and common stock warrants are considered "participating securities" because they include non-forfeitable rights to dividends.

In applying the two-class method, (i) basic net income (loss) per share is computed by dividing net income (less any dividends paid on participating securities) by the weighted average number of shares of common stock and participating securities outstanding for the period and (ii) diluted earnings per share may include the additional effect of other securities, if dilutive, in which case the dilutive effect of such securities is calculated using the treasury stock method. The Company does have other securities with a dilutive effect outstanding, so the Company's basic net income (loss) per share uses the two-class method and diluted net income (loss) per share uses the treasury stock method.
Accounting for Stock-Based Compensation
The Company recognizes stock based compensation expense in the statement of operations based upon the fair value of the equity award amortized over the vesting period.
Segment Reporting
The Company currently operates in one segment.
B.	Liquidity
The Company completed a financing in December 2015, which is discussed further at Note C. Stockholders' Equity. The primary use of our cash from operations is to further develop our various drug compounds and depending on the results of that development we may need to raise additional capital in the future.
C.	Stockholders' Equity
Preferred Stock
The Certificate of Incorporation of the Company authorizes the issuance of up to 10,000,000 shares of Preferred Stock, at a par value of $0.01 per share, of which 1,250,000 shares are designated Series A Convertible Preferred Stock, 1,600,000 shares are designated Series B Convertible Preferred Stock (the "Series B Stock") and 5,000 shares are designated Series C Convertible Preferred Stock (the "Series C Stock"). The Board of Directors has the authority to issue Preferred Stock in one or more series, to fix the designation and number of shares of each such series, and to determine or change the designation, relative rights, preferences, and limitations of any series of Preferred Stock, without any further vote or action by the stockholders of the Company.
As of December 31, 2015, 526,080 shares of Series B Stock and 4,500 shares of Series C Convertible Preferred Stock were outstanding. There are no shares of Series A Convertible Preferred Stock issued or outstanding.
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

The Series C Stock is non-voting stock.  Each share of Series C Stock is convertible into 4,545 shares of our common stock except to the extent such conversion would result in such holder of Series C Stock, and its affiliates, owning in the aggregate more than 9.99% of the outstanding common stock.  Dividends on the Series C Stock are due whenever dividends are due on the Company's common stock on an as-if-converted basis, but shall be subordinate to any dividends due to holders of the Company's Series B Stock as a result of such common stock dividends. The Series C Stock shall also be junior to the Series B Stock in the event of liquidation of the Company.
On December 10, 2015, the Company entered into securities purchase agreements with certain accredited investors to sell and issue 4,500 preferred stock units issued to existing investors, Biotechnology Value Fund, L.P. and other affiliates of BVF Partners, L.P., for an aggregate purchase price of $4,500,000. The preferred units collectively consist of (i) 4,500 shares of Series C Stock of the Company that are collectively convertible into an aggregate of 20,454,546 shares of common stock and (ii) warrants to purchase an aggregate of 20,454,546 shares of common stock, in each case subject to adjustment.  The warrants have an initial exercise price of $0.22 per share.  The warrants may not be exercised until after 90 days following the date of issuance.  The Series C Stock and warrants contain provisions restricting the conversion or exercise of such securities in circumstances where such event would result in the holder and its affiliates to beneficially own in excess of 9.99% of the Company's outstanding common stock.
The fair value of the December 10, 2015 financing warrants issued was estimated to be $4,476,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 109.74%, risk free interest rate of 1.67%, and an expected life equal to the five year contractual term. The proceeds from the December 10, 2015 financing were allocated based upon the relative fair values of the warrants and preferred shares issued in the transaction.
The allocation of the proceeds based on relative fair values of the instruments resulted in recognition of a discount on the Series C Preferred Stock of $2,486,000 from a beneficial conversion feature, which is being amortized from the date of issuance to the earliest redemption date of 90 days post issuance. For the quarter ended December 31, 2015 the Company recognized $580,000 of amortization of the discount on Series C Preferred Stock as deemed dividends charged to additional paid in capital. The value of the beneficial conversion feature is calculated as the difference between the effective conversion price of the Series C Preferred Stock and the fair market value of the common stock into which the Series C Preferred Stock are convertible at the commitment date.
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
On September 29, 2015, the Company received funding in the form of convertible promissory notes (the "BVF Notes") from Biotechnology Value Fund, L.P. and certain other affiliates of BVF Partners, L.P.  The BVF Notes had an aggregate principal balance of $1,000,000, accrue interest at a rate of 6% per annum and had a scheduled maturity date of September 28, 2016. The outstanding principal and accrued interest on the BVF Notes were automatically convertible into Company equity securities, provided a qualified financing of not less than $4,000,000 occurred.
On December 11, 2015, following the completion of a qualified financing (consisting of the common units and preferred units involving aggregate proceeds of $6,747,000 described above and under "Preferred Stock,") the principal and accrued interest amounts under the BVF Notes were converted into 5,414,402 shares of the Company's common stock and warrants to purchase an additional 5,414,402 shares of the Company's common stock at an exercise price per share of $0.22 subject to adjustment. As a result, the BVF Notes were no longer outstanding as of that date.
Net cash proceeds from the December 10, 2015 financing, after deducting for $577,000 of expenses, were approximately $6,170,000. The Company also incurred non-cash expenses in the form of 1,214,027 warrants issued to the placement agents with an estimated fair value of $266,000, at similar terms as the financing warrants, for services provided. These warrants were recorded to additional paid in capital as a direct cost of the financing. The Company issued a total of 37,298,250 warrants in connection with the December 10, 2015 financing.
The fair value of the December 10, 2015 financing warrants  and December 11, 2015 warrants issued for conversion of the BVF notes was estimated to be $3,420,000 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 109.74%, risk free interest rate of 1.67%, and an expected life equal to the five year contractual term. The proceeds from the December 10, 2015 financing and December 11, 2015 conversion of the BVF notes were allocated based upon the relative fair values of the warrants and common shares issued in the transactions.

Dividends
The Company has never paid a cash dividend on its common stock and does not anticipate paying cash dividends on its common stock in the foreseeable future. If the Company pays a cash dividend on its common stock, it also must pay the same dividend on an as converted basis on its outstanding Series B and C Stock.
Warrants
As of December 31, 2015, warrants to purchase an aggregate of 53,247,877 shares of common stock were outstanding with a weighted average exercise price of $0.24 per share. Details of the warrants for common stock outstanding at December 31, 2015 are as follows:
Number of Shares	Exercise Price	Expiration Date
50,000	$0.50	May 2016
50,000	$0.50	July 2016
50,000	$1.00	July 2016
50,000	$1.50	July 2016
50,000	$2.00	July 2016
50,000	$2.50	July 2016
1,337,627	$0.40	March 2017
325,000	$0.40	April 2017
300,000	$0.258	June 2017
50,000	$0.26	June 2017
140,000	$0.35	October 2017
12,205,000	$0.25	February 2018
1,242,000	$0.25	March 2018
50,000	$0.49	January 2020
37,298,250	$0.22	December 2020
53,247,877

As of December 31, 2015, one warrant to purchase an aggregate of 896,037 shares of preferred stock was outstanding. The warrant has an exercise price of $0.01 per share and expires in February 2016.
Below is a summary of warrant activity ("common and preferred") for the three months ended December 31, 2015:

		Weighted Average

	Number of Shares	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at 9/30/2015	16,845,664	$0.27	2.2	$206,626
Granted	37,298,250	$0.22	5.0	$1,864,913
Exercised	-	$-	-	$-
Expired or Canceled	-	$-	-	$-
Forfeited	-	$-	-	$-
Vested	-	$-	-	$-
Outstanding at 12/31/2015	54,143,914	$0.24	4.0	$952,054

D.	Stock-Based Compensation
Below is a summary of stock option activity for the three months ended December 31, 2015:

		Weighted Average
	Number of Shares	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at 9/30/2015	12,164,591	$0.42	5.4	$1
Granted	450,000	$0.25	-	$-
Exercised	-	$-	-	$-
Expired or Canceled	(42,000)	$1.04	-	$-
Forfeited	-	$-	-	$-
Outstanding at 12/31/2015	12,572,591	$0.41	5.4	$1
For the three months ended December 31, 2015, all stock options were granted with an exercise price at or above the fair market value of the Company's common stock on the date of grant.
The details of stock options for the three months ended December 31, 2015 were as follows:
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding At December 31, 2015	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number Exercisable At December 31, 2015	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
$0.23-$0.30	3,537,500	$0.27	6.58	3,099,998	$0.28	6.14
$0.31-$0.40	6,551,500	$0.39	5.58	6,551,500	$0.39	5.58
$0.41-$0.50	502,000	$0.45	5.99	502,000	$0.45	5.99
$0.51-$0.60	982,250	$0.59	3.46	982,250	$0.59	3.46
$0.61-$0.70	60,000	$0.68	0.78	60,000	$0.68	0.78
$0.71-$0.80	366,750	$0.75	1.50	366,750	$0.75	1.50
$0.81-$0.90	570,591	$0.87	1.01	570,591	$0.87	1.01
$0.91-$1.19	2,000	$1.19	1.33	2,000	$1.19	1.33
	12,572,591	$0.41	5.36	12,135,089	$0.41	5.20

Stock-based compensation expense recognized in the statement of operations is as follows (in thousands):
	For the three months ended December 31,
	2015	2014
Research and Development Expenses	$-	$-
General and Administrative Expenses	38	191
	$38	$191

The total unrecognized compensation expense for outstanding and unvested stock options for the three months ended December 31, 2015 was $80,000. The weighted average remaining recognition period for the total unrecognized compensation expense is approximately eight months. The fair value of the options associated with the above compensation expense was determined at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:
	For the three months ended December 31,
	2015	2014
Dividend yield	0%	0%
Unvested forfeiture rate	1.71%	1.85%
Expected volatility	120.38%	144.09%
Risk-free interest rate	1.42%	1.74%
Expected term	5.27 years	5.27 years

E.	Net Income (Loss) Per Common Share
The Company computes basic net income (loss) per weighted average share attributable to common stockholders using the weighted average number of shares of common stock outstanding during the period. The Company computes diluted net income (loss) per weighted average share attributable to common stockholders using the weighted average number of shares of common and dilutive potential common shares outstanding during the period. Potential common shares outstanding consist of stock options, convertible debt, warrants and convertible preferred stock using the treasury stock method and are excluded if their effect is anti-dilutive. Diluted weighted average common shares did not include any incremental shares for the three months ended December 31, 2015 and 2014. Diluted weighted average common shares excluded incremental shares of approximately 87,697,000 and 29,566,000, respectively, for the fiscal year 2015 and 2014, due to their anti-dilutive effect.
	For three months ended December 31,
	2015	2014
Numerator:
Net loss	$(1,033)	$(698)
Less deemed dividend on Series C preferred stock	(580)	—
Net loss attributable to common stockholders – basic	$(1,613)	$(698)

Net loss attributable to common stockholders – diluted	$(1,613)	$(698)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders – basic	139,439	135,850
Effect of potentially dilutive securities:
Common stock warrants	—	—
Convertible preferred warrants	—	—
Convertible preferred stock	—	—
Common stock options	—	—
Non-participating common stock warrants	—	—
Weighted-average shares used in computing net loss per share attributable to common stockholders – diluted	139,439	135,850
Basic net loss per common share	$(0.01)	$(0.01)
Diluted net loss per common share	$(0.01)	$(0.01)

F.	Debt
Convertible Promissory Notes
On September 29, 2015, the Company received funding from existing investors, Biotechnology Value Fund, L.P. and other affiliates of BVF Partners, L.P., in exchange for issuance of convertible promissory notes (the "Notes").
The Notes have an aggregate principal balance of $1,000,000, accrue interest at a rate of 6% per annum and have a scheduled maturity date of September 28, 2016 (the "Maturity Date").  The outstanding principal and accrued interest on the Notes shall automatically convert into Company equity securities issued in a Qualified Financing (as defined below) at a conversion rate carrying a 15% discount to the lowest price per share (or share equivalent) issued in a Qualified Financing (an "Automatic Conversion").  If, prior to the Maturity Date, the Company enters into an agreement pertaining to a Corporate Transaction (as defined below) and the Notes have not been previously converted pursuant to an Automatic Conversion, then, the outstanding principal balance and unpaid accrued interest of the Notes shall automatically convert in whole into the right of the holder to receive, in lieu of any other payment and in cancellation of the Notes, an amount in cash upon closing of the Corporate Transaction equal to two times the outstanding principal amount of the Notes.

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
As of September 30, 2015, the $1,000,000 principal balance of the Notes was recorded in the financial statements at face value, net of a discount of $273,000, as a result of separating the fair value of the Qualified Financing redemption discount ("Redemption Feature") of 15% on the price per share in the Notes. The Redemption Feature qualifies as a derivative and is subject to fair value treatment. The Redemption Feature is amortized over the expected life of the derivative, and the amortization expense is presented with the interest expense from the Notes, yielding an effective interest rate of 40% that is different than the 6% stated in the Notes.
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
G.	Recently Issued Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") that are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.
In May 2014, the FASB issued Accounting Standards Update ("ASU") 2015-14 Revenue, which deferred the effective date of ASU 2014-09 Revenue from Contracts with Customers (ASC 606), which updates the principles for recognizing revenue. ASU 2014-09 also amends the required disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is evaluating the potential impacts of the new standard on its existing revenue recognition policies and procedures.
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
The Company acquires assets still in development and enters into research and development arrangements with third parties that often require milestone and royalty payments to the third party contingent upon the occurrence of certain future events linked to the success of the asset in development. Milestone payments may be required, contingent upon the successful achievement of an important point in the development life-cycle of the pharmaceutical product (e.g., approval of the product for marketing by a regulatory agency). If required by the arrangement, the Company may have to make royalty payments based upon a percentage of the sales of the pharmaceutical product in the event that regulatory approval for marketing is obtained. Because of the contingent nature of these payments, they are not included in the table of contractual obligations. No milestones have been met, nor have any payments been paid, as of December 31, 2015.

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
This report contains, in addition to historical information, statements by us with respect to expectations about our business and future results which are "forward-looking" statements under the Private Securities Litigation Reform Act of 1995. These statements and other statements made elsewhere by us or by our representatives, which are identified or qualified by words such as "likely," "will," "suggests," "expects," "might," "believe," "could," "should," "may," "estimates," "potential," "predict," "continue," "would," "anticipates," "plans," or similar expressions, are based on a number of assumptions that are subject to risks and uncertainties. Such statements include, but are not limited to, those relating to our product candidates and funding options, as well as our proprietary technologies and uncertainties and other factors that may cause our actual results to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Important factors that could cause results to differ include risks associated with uncertainties of progress and timing of clinical trials, scientific testing, obtaining regulatory approval, the need to obtain (and obtaining) funding for pre-clinical and clinical trials and operations, the scope and validity of intellectual property protection for our product candidates, proprietary technologies and their uses, new accounting and Securities and Exchange Commission ("SEC") requirements and competition from other biopharmaceutical companies. Certain of these factors and others are more fully described in our filings with the SEC, including, but not limited to, our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, filed with the SEC on December 18, 2015. All forward-looking statements are based on information available as of the date hereof, and we do not assume any obligation to update such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.
Operations Summary
Business
We are a biopharmaceutical company leveraging significant U.S. Government funding to develop a platform of novel compounds for use in biodefense, fibrosis, oncology, infectious disease and diseases of the central nervous system.  The platform consists of approximately 180 compounds licensed from the University of Colorado ("UC") Duke University ("Duke") and National Jewish Health ("NJH").
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
We are also developing 10150 for the treatment of lung fibrosis, including idiopathic pulmonary fibrosis ("IPF") and other fibrotic diseases.  This new development program was created based upon the data generated from animal studies in Lung-ARS and chemical gas exposure under the BARDA Contract and National Institutes of Health ("NIH") grants.  On March 17, 2015, we announced that 10150 was granted Orphan Drug Designation by the U.S. Food and Drug Administration ("FDA"). The Company plans to initiate a Phase 1 safety study in patients with IPF in 2016. After we have completed safety studies, we plan to initiate efficacy studies in patients with IPF.   AEOL 10150 has previously been tested in two Phase I human clinical trials with no drug-related serious adverse events reported.

We are also developing 10150 for use in combination with radiation therapy for cancer as a treatment to reduce side effects caused by radiation toxicity and improve local tumor control.  Pre-clinical studies at Duke, the University of Maryland and Loma Linda University have demonstrated that 10150 protects healthy, normal tissue, while not interfering with the benefit of radiation therapy or chemotherapy in prostate and lung cancer.  Additional studies have demonstrated that 10150 enhances the anti-tumor activity of chemotherapy and radiation. A significant portion of the development work funded by the BARDA contract is applicable to the development program for radiation oncology, including safety, toxicology, pharmacokinetics and Chemistry, Manufacturing and Controls ("CMC").  After we have completed safety studies, we plan to initiate studies to demonstrate efficacy in protecting against the toxic side effects related to radiation therapy and/or the improvement of local tumor control.
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
We are also developing a second compound, AEOL 11114B ("11114"), as a treatment for Parkinson's disease.  Research funded by the Michael J Fox Foundation for Parkinson's disease ("MJFF") demonstrated the neuro-protective activity of 11114 in mouse and rat models of Parkinson's disease. The compounds were invented by Aeolus in collaboration with Brian J. Day, PhD at National Jewish Health and Manisha Patel, PhD at the University of Colorado, Anschutz Medical Campus, Department of Pharmaceutical Sciences in collaboration with the Company.  We have obtained worldwide, exclusive licenses to develop the compounds from NJH and the UC.  We plan to complete the remaining work to file an Investigational New Drug ("IND") application with the FDA by 2017.
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
Finally, we have a pipeline of approximately 180 additional compounds. We expect that the development of additional compounds in our portfolio could be dependent on our finding non-dilutive capital sources to fund the work.
BARDA Contract
Our primary development program is the advanced development of 10150 for Lung-ARS and DEARE.  On February 11, 2011, we signed a five-year, cost-plus contract with BARDA worth up to $118.4 million for the development of 10150 as a MCM against Lung-ARS.  BARDA is the government agency responsible for the advanced development and purchase of medical countermeasures for chemical, biological, radiological and nuclear threats.  The contract funds the advanced development of 10150, as described herein, through approval by the FDA under 21 CFR Part 314 Subpart I and Part 601 Subpart H (the "Animal Rule.")  The Animal Rule allows for approval of drugs using only animal studies when human clinical trials cannot be conducted ethically.  The goal of the BARDA Contract is to obtain FDA approval for 10150 as a MCM for Lung-ARS.  In addition, the BARDA Contract is designed to prepare 10150 for potential procurement to the US Strategic National Stockpile (the "SNS").
Pursuant to the BARDA Contract we were awarded approximately $10.4 million for the base period of the contract (from February 2011 to April 2012). On April 16, 2012, we announced that BARDA had exercised two options under the BARDA Contract worth approximately $9.1 million. On September 17, 2013, we announced that BARDA had exercised $6.0 million in additional contract options. On May 07, 2014, we announced that BARDA had exercised a Contract Modification worth approximately $1.8 million.  The Contract Modification allowed Aeolus to reconcile actual costs incurred with billings under the original provisional indirect billing rate. It established a new provisional indirect billing rate and placed a cap on the current and future provisional indirect billing rates.   On June 26, 2015, we announced that BARDA had exercised $3.0 million in additional contract options under its advanced research and development contract for AEOL 10150. On February 8, 2016, BARDA exercised approximately $57,000 in additional contract options under its advanced research and development contract for AEOL 10150.  The February option exercise brings the total contract value exercised as of February 8, 2016 to approximately $30.4 million.  We may receive up to an additional $88.0 million in options exercisable over the remainder of the BARDA Contract.  Options are exercised based on the progress of the development program, including the completion of clinical trials or manufacturing tasks under previously exercised options.
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

We believe there are no existing treatments for Lung-ARS or DEARE and we are not aware of any compounds in development that have shown efficacy when administered after exposure to radiation.  10150 has demonstrated efficacy in two animal models (mouse and non-human primate) when administered after exposure to radiation.  The U.S. government's planning scenario for a radiation incident is a 10 kiloton detonation of a nuclear device in a major American city.  It is estimated that several hundred thousand civilians would be exposed to high doses of radiation in this scenario.
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
The BARDA contract is designed to complete the work necessary for 10150 to be purchased for the SNS.  BARDA currently acquires drugs for the SNS through a Special Reserve Fund (the "SRF") created under Project BioShield and reauthorized under the Pandemic All-Hazards Preparedness Reauthorization Act of 2013. Although the final goal of the contract is full FDA approval under the Animal Rule, BARDA, based on historical purchases from other suppliers, may purchase product prior to FDA approval following the filing of a pre-EUA application.  Procurements from BARDA following a pre-EUA application could result in a significant increase in revenues for Aeolus and potential profitability.
Activities under the contract to date include animal efficacy studies, animal model development with radiation survival curve studies, dosing studies, bulk drug manufacturing, bulk drug and final drug product manufacturing, validation testing, compliance studies, stability studies, absorption, distribution, metabolism and excretion ("ADME") studies, metabolic studies, genotoxicity studies and the filing of an orphan drug status application and a fast track designation application with the FDA.  CMC work has been completed, pilot lots have been prepared and production is being scaled up under the BARDA Contract.
In August 2014, we filed an Investigational New Drug ("IND") application with the Division of Medical Imaging Products of the U.S. Food & Drug Administration ("FDA") for 10150 as a treatment for Lung-ARS.  On September 4, 2014, the Company announced positive results from a study in non-human primates exposed to lethal radiation and treated with 10150. The study demonstrated that administration of 10150 24 hours after exposure to lethal radiation impacted survival at six months post-exposure as follows: survival in the 60 day treatment group was 50%, compared to 25% survival in the radiation only untreated control group. The data from this study, combined with development work completed in manufacturing and human safety data, will form the basis for a pre-EUA application. On September 22, 2014, we received a letter from the FDA placing our proposed Phase I study in healthy normal volunteers for 10150 as a treatment for Lung-ARS on clinical hold. The FDA provided the Company with specific concerns that need to be addressed in order to allow for the initiation of studies in healthy normal volunteers.  In consultation with BARDA, the Company submitted a mitigation strategy to the FDA in January of 2015 and met with the FDA in March 2015 and received feedback from the FDA on specific steps to address the clinical hold.  After completing the work requested by the FDA, the Company filed a complete response to the FDA's question on January 20, 2016, and we would expect the FDA to review and respond to that submission within 30 days of the submission.
As of December 31, 2015, the total contract value exercised by BARDA under the BARDA Contract is $30.3 million. From inception of the BARDA Contract, we have billed BARDA approximately $28.4 million.
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

We have also benefitted from research funded by grants for a variety of other programs involving 10150 and programs other than 10150.  These grants, as well as the particular areas where we have identified commercialization and development opportunities are described in greater detail in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, filed with the SEC on December 18, 2015.  This report on Form 10-Q focuses on our material developments, results and trends with respect to the period covered hereby.
Results of Operations
Three months ended December 31, 2015 versus three months ended December 31, 2014
We had net loss of $1,033,000 and net loss of $698,000 and cash outflows from operations of $820,000 and $1,070,000 for the three months ended December 31, 2015 and December 31, 2014, respectively.  The decrease in cash outflows in the current period was primarily attributable to the timing of cash flows related to accounts payable.
Revenue for the three months ended December 31, 2015 was $305,000, which compares to $925,000 for the three months ended December 31, 2014. The revenue is from the collaboration with BARDA announced on February 11, 2011.  The decrease in revenue is primarily attributable to the timing of work performed and billing for that work under the BARDA Contract. Since being awarded the BARDA Contract, we generate contract revenue from a cost-plus fee arrangement. Revenues on reimbursable contracts are recognized as costs are incurred, generally based on allowable costs incurred during the period, plus any recognizable earned fee. We consider fixed fees under cost-plus fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract.
Research and Development ("R&D") expenses decreased $481,000, or 49%, to $492,000 for the three months ended December 31, 2015 from $973,000 for the three months ended December 31, 2014. The decrease is primarily attributable to the timing of work performed under the BARDA Contract. We currently have eight development programs in progress: studies of 10150 as a medical countermeasure against the effects of radiation on the lungs, against the effects of sulfur mustard gas and chlorine gas on the lungs against the effects of nerve gas exposure, as a treatment for cancer, as a treatment for IPF and studies of 11114 as a potential treatment for Parkinson's disease and 20415 for cystic fibrosis.
General and administrative ("G&A") expenses decreased $89,000, or 14%, to $561,000 for the three months ended December 31, 2015 from $650,000 for the three months ended December 31, 2014. Stock based compensation decreased by $153,000 as a result of decreased grant activity.
Liquidity and Capital Resources
We had cash and cash equivalents of $5,444,000 on December 31, 2015, and $94,000 on September 30, 2015. The increase in cash was primarily due to financing activities.
On December 10, 2015, the Company received $4,500,000 in gross proceeds in exchange for the issuance of an aggregate of 4,500 shares of Series C preferred stock and 20,454,546 warrants.
On December 10, 2015, the Company received approximately $2,247,000 in gross proceeds in exchange for the issuance of an aggregate of 10,215,275 shares of common stock and 10,215,275 warrants.
Net cash proceeds from the December 10, 2015 financing, after deducting for expenses, were approximately $6,170,000. The Company also incurred non-cash expenses in the form of 1,214,027 warrants issued to the placement agents, at similar terms as the financing warrants, for services provided.
We had net loss of $1,033,000 for the three months ended December 31, 2015. We had cash outflows from operations of $820,000. We expect to incur additional losses and negative cash flow from operations during the remainder of fiscal year 2016 and for several more years.
On February 11, 2011, we were awarded the BARDA Contract to fund the development of AEOL 10150 as a medical countermeasure for Lung-ARS from its current status to FDA approval in response to Special Instructions Amendment 4 to a Broad Agency Announcement (BAA-BARDA-09-34) for advanced research and development of medical countermeasures for chemical, biological, radiological and nuclear threats.  The contract value could be up to $118.4 million depending on options exercised by BARDA and the requirements for approval by the FDA.  Under the BARDA Contract, substantially all of the costs of the development of AEOL 10150 as a medical countermeasure for pulmonary injuries resulting from an acute exposure to radiation from a radiological/nuclear accident or attack, particularly injuries associated with ARS or Delayed Effects of Acute Radiation Exposure would be paid for by the U.S. government through BARDA funding.  We recognized $305,000 in revenue during the quarter ended December 31, 2015 related to the BARDA Contract. The BARDA Contract includes provisions to cover some, but not all, general corporate overhead as well as a small provision for profit. The net impact of the BARDA Contract on our liquidity is that our projected cash burn has been reduced. Certain costs, typically those of being a public company, like legal costs associated with being a public company, Investor Relations/Public Relations costs and patent-related costs, are not included in overhead reimbursement in the BARDA Contract.  In order to fund on-going operating cash requirements or to accelerate or expand our oncology and other programs we may need to raise significant additional funds.

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
Our exposure to market risk is presently limited to the interest rate sensitivity of our cash and cash equivalents, which is affected by changes in the general level of U.S. interest rates. However, we believe that we are not subject to any material market risk exposure and do not expect that changes in interest rates would have a material effect upon our financial position. A hypothetical 10% change in interest rates would not have a material effect on our Statements of Operations or Cash Flows for the three months ended December 31, 2015. We do not have any foreign currency or other derivative financial instruments.
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
As of December 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial and Accounting Officer), of the effectiveness of our disclosure controls and procedures required by Rule 13a- 15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2015 to provide reasonable assurance that certain information (described below) required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
In connection with the preparation of the Annual Report on Form 10-K for the fiscal year 2015 and the Quarterly Report on Form 10-Q for the period ended December 31, 2015, we determined that a material weakness existed regarding a lack of resources to provide technical accounting oversight and review over financial reporting for complex debt and equity transactions.
A material weakness is a significant deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the determination that there was a lack of resources to provide technical accounting oversight and review over financial reporting for complex debt and equity transactions for the quarter ended December 31, 2015, management has determined that a material weakness existed as of December 31, 2015.
As a result of the material weakness, management is evaluating mitigating controls to minimize errors related to financial reporting for complex transactions.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2015 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1A.  Risk Factors
As of December 31, 2015, there have not been any material changes from the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, which was filed with the SEC on December 18, 2015.
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

Date: February 16, 2016
AEOLUS PHARMACEUTICALS, INC.

By /s/ John L. McManus
John L. McManus
President and Chief Executive Officer
(Principal Executive Officer)

By /s/ David Cavalier
David Cavalier
Chairman, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)