Form 10-Q
period 2016-03-31
AEOLUS PHARMACEUTICALS, INC.
filed 2016-05-16
CIK 1261734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549
FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016.
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
Large accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Accelerated filer ☐	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class Common Stock, par value $.01 per share	Outstanding as of May 16, 2016 151,559,745 shares

AEOLUS PHARMACEUTICALS, INC.
FORM 10-Q
For the Quarter Ended March 31, 2016
 Table of Contents

PART I.FINANCIAL INFORMATION
Item 1.	Financial Statements
AEOLUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (Unaudited)
(In thousands, except share and per share data)
	March 31, 2016	September 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$4,509	$94
Accounts receivable	1,366	1,585
Deferred subcontractor cost	197	21
Prepaid expenses and other current assets	156	45
Total current assets	6,228	1,745
Investment in CPEC LLC	32	32
Total assets	$6,260	$1,777

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$1,031	$1,598
Deferred revenue	205	22
Note payable to shareholders, net of debt discount of $273	—	727
Note payable to shareholders redemption liability	—	275
Total current liabilities	1,236	2,622

Total liabilities	1,236	2,622
Commitments and Contingencies (Note H)
Stockholders' equity:
Preferred stock, $.01 par value per share, 10,000,000 shares authorized:
Series A nonredeemable convertible preferred stock, 1,250,000 shares authorized as of March 31, 2016 and September 30, 2015, respectively; no shares issued and outstanding as of March 31, 2016 and September 30, 2015, respectively	—	—
Series B nonredeemable convertible preferred stock, 1,600,000 and 1,600,000 shares authorized as of March 31, 2016 and September 30, 2015, respectively; 526,080 and 526,080 shares issued and outstanding as of March 31, 2016 and September 30, 2015, respectively	5	5
Series C nonredeemable convertible preferred stock, 5,000 and zero shares authorized as of March 31, 2016 and September 30, 2015, respectively; 4,500 and zero shares issued and outstanding as of March 31, 2016 and September 30, 2015, respectively	—	—
Common stock, $.01 par value per share, 200,000,000 shares authorized; 151,559,745 and 135,930,068 shares issued and outstanding as of March 31, 2016 and September 30, 2015, respectively	1,515	1,359
Additional paid-in capital	191,797	184,421
Accumulated deficit	(188,293)	(186,630)
Total stockholders' equity (deficit)	5,024	(845)
Total liabilities and stockholders' equity (deficit)	$6,260	$1,777

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
 (In thousands, except per share data)

	Three months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Revenue:
Contract revenue	$565	$1,189	$870	$2,114
Costs and expenses:
Research and development	501	1,297	993	2,270
General and administrative	693	604	1,254	1,254
Total costs and expenses	1,194	1,901	2,247	3,524
Loss from operations	(629)	(712)	(1,377)	(1,410)

Interest expense	—	—	(285)	—
Net loss	(629)	(712)	(1,662)	(1,410)
Deemed dividend on Series C preferred stock	1,906	—	2,486	—
Net loss attributable to common stockholders	$(2,535)	$(712)	$(4,148)	$(1,410)
Net loss per weighted share attributable to common stockholders:
Basic (Note E)	$(0.02)	$(0.01)	$(0.03)	$(0.01)
Diluted (Note E)	$(0.02)	$(0.01)	$(0.03)	$(0.01)
Weighted average common shares outstanding:
Basic	151,560	135,850	145,466	135,850
Diluted	151,560	135,850	145,466	135,850

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
 (In thousands)
	Six Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,662)	$(1,410)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on note payable to shareholders	273	—
Accrued interest	12	—
Non-cash compensation	74	259
Change in assets and liabilities:
Accounts receivable	219	(248)
Deferred subcontractor cost	(176)	375
Prepaid expenses and other current assets	(111)	(64)
Accounts payable and accrued expenses	(567)	209
Deferred revenue	183	(390)
Net cash used in operating activities	(1,755)	(1,269)

Cash flows from financing activities:
Proceeds from issuance of common stock and common stock warrants, net	2,005	—
Proceeds from issuance of preferred stock and common stock warrants, net	4,165	—
Net cash provided by financing activities	6,170	—
Net increase (decrease) in cash and cash equivalents	4,415	(1,269)
Cash and cash equivalents at beginning of period	94	1,517
Cash and cash equivalents at end of period	$4,509	$248

Supplemental disclosure of non-cash financing activities:
Conversion of note payable to shareholders for common stock and warrants	$1,000	$—
Conversion of accrued interest on note payable to shareholders for common stock and warrants	$12	$—
Issuance of warrants for financing costs	$266	$—
Deemed dividend on Series C preferred stock	$2,486	$—

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
Business
Aeolus is developing a platform of novel compounds, known as metalloporphyrins, for use in biodefense, fibrosis, oncology, infectious disease and diseases of the central nervous system.    Its lead compound, AEOL 10150, is being developed as a medical countermeasure against the pulmonary effects of radiation exposure under a contract ("BARDA Contract") valued at up to $118.4 million with the Biomedical Advanced Research and Development Authority ("BARDA"), a division of the U.S. Department of Health and Human Services ("HHS").  Aeolus is in its fifth year under the BARDA Contract.  Aeolus also receives development support from the National Institutes of Health ("NIH") for development of the compound as a medical countermeasure against radiation and exposure to chemical and nerve agents.  Aeolus' strategy is to leverage the substantial investment in toxicology, manufacturing, and preclinical and clinical studies made by U.S. Government agencies in AEOL 10150 to develop the compound for the treatment of lung fibrosis, including idiopathic pulmonary fibrosis ("IPF") and as a treatment to reduce side effects caused by radiation toxicity and improve local tumor control in cancer therapy.  The Company is also developing AEOL 11114 as a treatment for Parkinson's disease and AEOL 20415 as a treatment for infection related to cystic fibrosis and diseases that have developed a resistance to existing antibiotic and anti-viral therapies.
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
Cash and Cash Equivalents
The Company invests available cash in short-term bank deposits. Cash and cash equivalents include investments with original maturities of three months or less at the date of purchase. The carrying value of cash and cash equivalents approximate their fair market value at March 31, 2016 and September 30, 2015 due to their short-term nature.

Significant customers and accounts receivable

          For the six months ended March 31, 2016, the Company's primary customer was BARDA, which comprised 100% of total revenues. As of March 31, 2016, the Company's receivable balances were comprised 100% from this customer. Unbilled accounts receivable, included in accounts receivable, totaling $311,000 and $589,000 as of March 31, 2016 and September 30, 2015, respectively, relate to work that has been performed, though invoicing has not yet occurred. All of the unbilled receivables are expected to be billed and collected within the next 12 months. Accounts receivable are stated at invoice amounts and consist primarily of amounts due from HHS. If necessary, the Company records a provision for doubtful receivables to allow for any amounts that may be unrecoverable. This provision is based upon an analysis of the Company's prior collection experience, customer creditworthiness and current economic trends. As of March 31, 2016 and September 30, 2015, an allowance for doubtful accounts was not recorded as the collection history from the Company's customer indicated that collection was probable.
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

The redemption liability, discussed further at Note F - Debt, was measured at fair market value on a recurring basis and is summarized below (in thousands):

Fair value at March 31, 2016
Level 1	Level 2	Level 3
$—	$—	$—

The following table summarizes, as of March 31, 2016, the redemption liability activity subject to Level 2 inputs which are measured on a recurring basis:
Fair value measurement of redemption liability
Balance at September 30, 2015	$275
Conversion of convertible promissory notes with redemption feature	(275)
Change in fair value of redemption liability	—
Balance at March 31, 2016	$—

Research and Development
Research and development costs are expensed in the period incurred.
Leases
The Company leases office space and office equipment under month to month operating lease agreements. For the six months ended March 31, 2016 and 2015, total rent expense was approximately $21,000 and $21,000, respectively.
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
The Company completed a financing in December 2015, which is discussed further at Note C - Stockholders' Equity. The primary use of our cash from operations is to further develop our various drug compounds and depending on the results of that development we may need to raise additional capital in the future.
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
As of March 31, 2016, 526,080 shares of Series B Stock and 4,500 shares of Series C Convertible Preferred Stock were outstanding. There are no shares of Series A Convertible Preferred Stock issued or outstanding.
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
The allocation of the proceeds based on relative fair values of the instruments resulted in recognition of a discount on the Series C Preferred Stock of $2,486,000 from a beneficial conversion feature, which is being amortized from the date of issuance to the earliest redemption date of 90 days post issuance. For the quarter ended March 31, 2016 the Company recognized $1,906,000 of amortization of the discount on Series C Preferred Stock as deemed dividends charged to additional paid in capital. The value of the beneficial conversion feature is calculated as the difference between the effective conversion price of the Series C Preferred Stock and the fair market value of the common stock into which the Series C Preferred Stock are convertible at the commitment date.
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
Warrants
As of March 31, 2016, warrants to purchase an aggregate of 53,247,877 shares of common stock were outstanding with a weighted average exercise price of $0.24 per share. Details of the warrants for common stock outstanding at March 31, 2016 are as follows:
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
53,247,877

As of March 31, 2016, no warrants to purchase preferred stock were outstanding.  A warrant to purchase an aggregate of 896,037 shares of preferred stock at an exercise price of $0.01 per share expired in February 2016.
Below is a summary of warrant activity ("common and preferred") for the six months ended March 31, 2016:

		Weighted Average
	Number of Shares	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at 9/30/2015	16,845,664	$0.27	2.2	$206,626
Granted	37,298,250	$0.22	4.7	$1,864,913
Exercised	-	$-	-	$-
Expired or Canceled	(896,037)	$0.01	-	$156,000
Forfeited	-	$-	-	$-
Vested	-	$-	-	$-
Outstanding at 3/31/2016	53,247,877	$0.24	3.8	$-

As of March 31, 2016, no warrants to purchase preferred stock were outstanding.  A warrant to purchase an aggregate of 896,037 shares of preferred stock at an exercise price of $0.01 per share expired in February 2016.
Below is a summary of warrant activity ("common and preferred") for the six months ended March 31, 2015:
		Weighted Average
	Number of Shares	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at 9/30/2014	16,925,664	$0.27	3.1	$206,089
Granted	50,000	$0.49	4.8	$-
Exercised	-	$-	-	$-
Expired or Canceled	-	$-	-	$-
Forfeited	-	$-	-	$-
Vested	-	$-	-	$-
Outstanding at 3/31/2015	16,975,664	$0.27	2.7	$1,682,066

D. Stock-Based Compensation

   Below is a summary of stock option activity for the six months ended March 31, 2016:
		Weighted Average
	Number of Shares	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at 9/30/2015	12,164,591	$0.42	5.4	$1
Granted	700,000	$0.23	-	$-
Exercised	-	$-	-	$-
Expired or Canceled	(101,591)	$0.94	-	$-
Forfeited	-	$-	-	$-
Outstanding at 3/31/2016	12,763,000	$0.40	5.2	$-
For the six months ended March 31, 2016, all stock options were granted with an exercise price at or above the fair market value of the Company's common stock on the date of grant.
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
The details of stock options for the six months ended March 31, 2016 were as follows:
	Options Outstanding			Options Exercisable
			Weighted			Weighted
	Number	Weighted	Average	Number	Weighted	Average
Range of	Outstanding	Average	Remaining	Exercisable	Average	Remaining
Exercise	at March	Exercise	Contractual	At March	Exercise	Contractual
Prices	31, 2016	Price	Life (in years)	31, 2016	Price	Life (in years)
$0.19-$0.20	250,000	$0.19	9.92	-	$-	-
$0.21-$0.30	3,537,500	$0.27	6.33	3,274,998	$0.27	6.07
$0.31-$0.40	6,551,500	$0.39	5.33	6,551,500	$0.39	5.33
$0.41-$0.50	502,000	$0.45	5.75	502,000	$0.45	5.75
$0.51-$0.60	982,250	$0.59	3.21	982,250	$0.59	3.21
$0.61-$0.70	60,000	$0.68	0.53	60,000	$0.68	0.53
$0.71-$0.80	352,750	$0.75	1.30	352,750	$0.75	1.30
$0.81-$0.90	525,000	$0.87	0.84	525,000	$0.87	0.84
$0.91-$1.19	2,000	$1.19	1.08	2,000	$1.19	1.08

Stock-based compensation expense recognized in the statement of operations is as follows (in thousands):
	For the three months ended March 31,		For the six months ended March 31,
	2016	2015	2016	2015
Research and Development Expenses	$—	$—	$—	$—
General and Administrative Expenses	36	68	74	259
	$36	$68	$74	$259
  The total deferred compenation expense for outstanding and unvested stock options for the six months ended March 31, 2016 was $78,000. The weighted average remaining recognition period for the total deferred compensation expense is approximately eight months. The fair value of the options associated with the above compensation expense was determined at the date of the grant using the Black-Scholes option pricing model withthe following weighted average assumptions:

	For the three months ended March 31,		For the six months ended March 31,
	2016	2015	2016	2015
Dividend yield	0%	0%	0%	0%
Pre-vest forfeiture rate	18.95%	11.65%	7.87%	5.01%
Expected volatility	111.31%	125.49%	117.14%	138.09%
Risk-free interest rate	1.42%	1.64%	1.42%	1.71%
Expected term	5.27 years	5.27 years	5.27 years	5.27 years

E.	Net Income (Loss) Per Common Share
The Company computes basic net income (loss) per weighted average share attributable to common stockholders using the weighted average number of shares of common stock outstanding during the period. The Company computes diluted net income (loss) per weighted average share attributable to common stockholders using the weighted average number of shares of common and dilutive potential common shares outstanding during the period. Potential common shares outstanding consist of stock options, convertible debt, warrants and convertible preferred stock using the treasury stock method and are excluded if their effect is anti-dilutive. Diluted weighted average common shares did not include any incremental shares for the six months ended March 31, 2016 and 2015 issuable upon the exercise or conversion of convertible debt, stock options to purchase common stock, convertible preferred stock and warrants to purchase common stock. Diluted weighted average common shares excluded incremental shares of approximately 86,992,000 and 29,399,000 for the six months ended March 31, 2016 and 2015, respectively, due to their anti-dilutive effect.
	For the three months		For the six months
	ended March 31,		ended March 31,
	2016	2015	2016	2015
	(in thousands, except per share data)
Numerator:
Net loss	$(629)	$(712)	$(1,662)	$(1,410)
Less deemed dividend on Series C preferred stock	(1,906)	-	(2,486)	-
Net loss attributable to common stockholders – basic	$(2,535)	$(712)	$(4,148)	$(1,410)

Net loss attributable to common stockholders – diluted	$(2,535)	$(712)	$(4,148)	$(1,410)

Denominator:
Weighted-average shares used in computing net loss per
share attributable to common stockholders – basic	151,560	135,850	145,466	135,850
Effect of potentially dilutive securities:
Common stock warrants	-	-	-	-
Convertible preferred warrants	-	-	-	-
Convertible preferred stock	-	-	-	-
Common stock options	-	-	-	-
Non-participating common stock warrants	-	-	-	-
Weighted-average shares used in computing net loss
per share attributable to common stockholders - diluted	151,560	135,850	145,466	135,850
Basic net loss per common share	$(0.02)	$(0.01)	$(0.03)	$(0.01)
Diluted net loss per common share	$(0.02)	$(0.01)	$(0.03)	$(0.01)

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
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 requires that an entity's management evaluate whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and for interim periods thereafter. The Company is evaluating the potential impacts of this new standard on its quarterly reporting process.
H. Commitments

         The Company acquires assets still in development and enters into research and development arrangements with third parties that often require milestone and royalty payments to the third party contingent upon the occurrence of certain future events linked to the success of the asset in development. Milestone payments may be required, contingent upon the successful achievement of an important point in the development life-cycle of the pharmaceutical product (e.g., approval of the product for marketing by a regulatory agency). If required by the arrangement, the Company may have to make royalty payments based upon a percentage of the sales of the pharmaceutical product in the event that regulatory approval for marketing is obtained. Because of the contingent nature of these payments, they are not included in the table of contractual obligations. No milestones have been met, nor have any payments been paid, as of March 31, 2016.

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
We are also developing 10150 for use in combination with radiation therapy for cancer as a treatment to reduce side effects caused by radiation toxicity and improve local tumor control.  Pre-clinical studies at Duke, the University of Maryland and Loma Linda University have demonstrated that 10150 protects healthy, normal tissue, while not interfering with the benefit of radiation therapy or chemotherapy in prostate and lung cancer.  Additional studies have demonstrated that 10150 enhances the anti-tumor activity of chemotherapy and radiation. A significant portion of the development work funded by the BARDA contract is applicable to the development program for radiation oncology, including safety, toxicology, pharmacokinetics and Chemistry, Manufacturing and Controls ("CMC").  The Company intends to initiate safety studies in this indication in 2016. After we have completed safety studies, we plan to initiate studies to demonstrate efficacy in protecting against the toxic side effects related to radiation therapy and/or the improvement of local tumor control.

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
On September 22, 2014, we received a letter from the FDA placing our proposed Phase I study in healthy normal volunteers for 10150 as a treatment for Lung-ARS on clinical hold. The FDA provided the Company with specific concerns that need to be addressed in order to allow for the initiation of studies in healthy normal volunteers.  In consultation with BARDA, the Company submitted a mitigation strategy to the FDA in January of 2015 and met with the FDA in March 2015 and received feedback from the FDA on specific steps to address the clinical hold.  After completing the work requested by the FDA, the Company filed a complete response to the FDA's question on January 20, 2016, and we would expect the FDA to review and respond to that submission within 30 days of the submission. On February 22, 2016 we received notice that the FDA had removed the clinical hold on the Company's IND for 10150 as a treatment for Lung-ARS. The lifting of the clinical hold allows the Company to initiate its planned human safety study in healthy normal volunteers.
As of March 31, 2016, the total contract value exercised by BARDA under the BARDA Contract is $30.4 million. From inception of the BARDA Contract, we have billed BARDA approximately $29.5 million.
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
Results of Operations
Three months ended March 31, 2016 versus three months ended March 31, 2015
We had net loss of $629,000 and net loss of $712,000 and cash outflows from operations of $935,000 and $199,000 for the three months ended March 31, 2016 and March 31, 2015, respectively.

Revenue for the three months ended March 31, 2016 was $565,000, which compares to $1,189,000 for the three months ended March 31, 2015. The revenue is from the BARDA contract.  Under the BARDA Contract, we generate contract revenue from a cost-plus fee arrangement. Revenues on reimbursable contracts are recognized as costs are incurred, which is based on allowable costs incurred during the period, plus any recognizable earned fee. We consider fixed fees under cost-plus fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract.
Research and Development ("R&D") expenses decreased $796,000, or 61%, to $501,000 for the three months ended March 31, 2016 from $1,297,000 for the three months ended March 31, 2015. The decrease is primarily attributable to work related to the BARDA Contract.
General and administrative ("G&A") expenses increased $89,000, or 15%, to $693,000 for the three months ended March 31, 2016 from $604,000 for the three months ended March 31, 2015. Legal fees increased by $74,000 due to increased SEC filing requirements in the current period.
Six months ended March 31, 2016 versus six months ended March 31, 2015
We had net losses of $1,662,000 and $1,410,000 and cash outflows from operations of $1,755,000 and $1,269,000 for the six months ended March 31, 2016 and March 31, 2015, respectively.
Revenue for the six months ended March 31, 2016 was $870,000, which compares to $2,114,000 for the six months ended March 31, 2015. The revenue is from the BARDA Contract.  Since being awarded the BARDA Contract, we generate contract revenue from a cost-plus fee arrangement. Revenues on reimbursable contracts are recognized as costs are incurred, generally based on allowable costs incurred during the period, plus any recognizable earned fee. We consider fixed fees under cost-plus fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract.
Research and Development ("R&D") expenses decreased $1,277,000, or 56%, to $993,000 for the six months ended March 31, 2016 from $2,270,000 for the six months ended March 31, 2015. The decrease is primarily attributable to work related to the BARDA Contract.
General and administrative ("G&A") expenses remained constant at $1,254,000 for the six months ended March 31, 2016 and 2015 due to decreases in stock based compensation offset by increases in legal and accounting fees.
Liquidity and Capital Resources
We had cash and cash equivalents of $4,509,000 on March 31, 2016, and $94,000 on September 30, 2015. The increase in cash was primarily due to cash received in the December 2015 financing.
We had net loss of $1,662,000 for the six months ended March 31, 2016. We had cash outflows from operations of $1,755,000. We expect to incur additional losses and negative cash flow from operations during the remainder of fiscal year 2016 and possibly for several more years.
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
On February 11, 2011, we were awarded the BARDA Contract to fund the development of AEOL 10150 as a medical countermeasure for Lung-ARS from its current status to FDA approval in response to Special Instructions Amendment 4 to a Broad Agency Announcement (BAA-BARDA-09-34) for advanced research and development of medical countermeasures for chemical, biological, radiological and nuclear threats.  The contract value could be up to $118.4 million depending on options exercised by BARDA and the requirements for approval by the FDA.  Under the BARDA Contract, substantially all of the costs of the development of AEOL 10150 as a medical countermeasure for pulmonary injuries resulting from an acute exposure to radiation from a radiological/nuclear accident or attack, particularly injuries associated with ARS or Delayed Effects of Acute Radiation Exposure would be paid for by the U.S. government through BARDA funding.  We recognized $565,000 in revenue during the quarter ended March 31, 2016 related to the BARDA Contract. The BARDA Contract includes provisions to cover some, but not all, general corporate overhead as well as a small provision for profit. The net impact of the BARDA Contract on our liquidity is that our projected cash burn has been reduced. Certain costs, typically those of being a public company, like legal costs associated with being a public company, Investor Relations/Public Relations costs and patent-related costs, are not included in overhead reimbursement in the BARDA Contract.  In order to fund on-going operating cash requirements or to accelerate or expand our oncology and other programs we may need to raise significant additional funds.

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
Our exposure to market risk is presently limited to the interest rate sensitivity of our cash and cash equivalents, which is affected by changes in the general level of U.S. interest rates. However, we believe that we are not subject to any material market risk exposure and do not expect that changes in interest rates would have a material effect upon our financial position. A hypothetical 10% change in interest rates would not have a material effect on our Statements of Operations or Cash Flows for the three months ended March 31, 2016. We do not have any foreign currency or other derivative financial instruments.
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
As of March 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial and Accounting Officer), of the effectiveness of our disclosure controls and procedures required by Rule 13a- 15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2016  to provide reasonable assurance that certain information (described below) required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
In connection with the preparation of the Annual Report on Form 10-K for the fiscal year 2015 and the Quarterly Report on Form 10-Q for the period ended March 31, 2016, we determined that a material weakness existed regarding a lack of resources to provide technical accounting oversight and review over financial reporting for complex debt and equity transactions.
A material weakness is a significant deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the determination that there was a lack of resources to provide technical accounting oversight and review over financial reporting for complex debt and equity transactions for the quarter ended December 31, 2015, management has determined that a material weakness existed as of March 31, 2016.
As a result of the material weakness, management is evaluating mitigating controls to minimize errors related to financial reporting for complex transactions.
Changes in Internal Control over Financial Reporting
We have instituted new procedures for internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2016. These procedures consist of the use of external specialists for complex accounting issues. We will continue to monitor the effectiveness of these new control procedures over the remaining quarters of the current fiscal year.
                     PART II.  OTHER INFORMATION
Item 1A.     Risk Factors

As of March 31, 2016, there have not been any material changes from the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, which was filed with the SEC on December 18, 2015.
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
AEOLUS PHARMACEUTICALS, INC.

Date: May 16, 2016	By
John L. McManus
President and Chief Executive Officer
(Principal Executive Officer)

By
David Cavalier
Chairman, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)