Form 10-Q/A
period 2016-03-31
AEOLUS PHARMACEUTICALS, INC.
filed 2016-05-16
CIK 1261734

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

EXPLANATORY NOTE
This Amendment No.1 on Form 10-Q/A (the "Amendment"), amends our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016, originally filed on May 16, 2016 (the "Original Filing"). The sole purpose of the amendment is to furnish Exhibit 101to the Original Filing which contains the XBRL (eXtensible Business Reporting Language) Interactive Data Files for the financial statements and notes included in the Original Filing and to include conformed electronic signature pages to this report and all exhibits requiring signatures. Except as described above, no other changes have been made to the Original Filing.

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