Form 10-K
period 2016-09-30
AEOLUS PHARMACEUTICALS, INC.
filed 2016-12-20
CIK 1261734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549
 ____________
FORM 10-K
____________
(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2016
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐No ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant based upon the average of the bid and asked price on the OTC Bulletin Board as of March 31, 2016, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $10,925,560. Shares of common stock held by each executive officer and director and by each other stockholder who owned 10% or more of the outstanding common stock as of such date have been excluded in that such stockholder might be deemed to be an affiliate of the registrant. This determination of affiliate status might not be conclusive for other purposes.
As of December 20, 2016, the registrant had 152,085,825 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Information Statement to be filed pursuant to Regulation 14C in connection with the registrant's Written Consent in Lieu of the 2016 Annual Meeting of Stockholders (the "Information Statement") are incorporated herein by reference into Part III hereof.

AEOLUS PHARMACEUTICALS, INC.
ANNUAL REPORT ON FORM 10-K
 Table of Contents

		Page
PART I		1
	Item 1. Business.	1
	Item 1A. Risk Factors.	43
	Item 1B. Unresolved Staff Comments.	59
	Item 2. Properties.	59
	Item 3. Legal Proceedings.	59
	Item 4. Mine Safety Disclosures.	60
PART II		60
	Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	60
	Item 6. Selected Financial Data.	61
	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.	61
	Item 7A. Quantitative and Qualitative Disclosures About Market Risk.	67
	Item 8. Financial Statements and Supplementary Data.	68
	Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	88
	Item 9A. Controls and Procedures.	88
	Item 9B. Other Information.	87
PART III		89
	Item 10. Directors, Executive Officers and Corporate Governance.	89
	Item 11. Executive Compensation.	89
	Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	90
	Item 13. Certain Relationships and Related Transactions, and Director Independence.	91
	Item 14. Principal Accounting Fees and Services.	91
PART IV		91
	Item 15. Exhibits and Financial Statement Schedules.	91
- i -

PART I
NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that relate to future events or our future financial performance. You can identify forward-looking statements by terminology such as "may," "might," "will," "could," "should," "would," "expect," "plan," "anticipate," "believe," "estimate," "predict," "intend," "potential" or "continue" or the negative of these terms or other comparable terminology. Our actual results might differ materially from any forward-looking statement due to various risks, uncertainties and contingencies, including but not limited to those identified in Item 1A entitled "Risk Factors" beginning on page 42 of this report, as well as those discussed in our other filings with the Securities and Exchange Commission (the "SEC") and the following:
•	our need for, and our ability to obtain, additional funds;
•	our ability to obtain grants to develop our drug candidates;
•	uncertainties relating to non-clinical studies, clinical trials and regulatory reviews and approvals;
•	uncertainties relating to our pre-clinical studies and trials and regulatory reviews and approvals;
•	uncertainties regarding whether our compounds could inhibit formation of fibrosis in the lungs.
•
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

General
Overview
Aeolus Pharmaceuticals, Inc. ("we," "us" or "Aeolus") is a Southern California-based biopharmaceutical company leveraging significant U.S. Government funding to develop a platform of novel compounds for use in biodefense, fibrosis, oncology, infectious disease and diseases of the central nervous system.  The platform consists of approximately 180 compounds licensed from the University of Colorado ("UC"), Duke University ("Duke") and National Jewish Health ("NJH").
Our lead compound, AEOL 10150 ("10150"), is being developed under contract with the Biomedical Advanced Research and Development Authority ("BARDA" and the "BARDA Contract"), a division of the U.S. Department of Health and Human Services ("HHS"), as a medical countermeasure ("MCM") against the pulmonary sub-syndrome of acute radiation syndrome ("Pulmonary Acute Radiation Syndrome" or "Lung-ARS") and the delayed effects of acute radiation exposure ("DEARE"). Lung-ARS is caused by acute exposure to high levels of radiation due to a nuclear detonation or radiological event. On January 23, 2014, we announced that 10150 was granted Orphan Drug Designation by the U.S Food and Drug Administration ("FDA") for the Lung-ARS indication.

We are also developing 10150 for the treatment of lung fibrosis, including idiopathic pulmonary fibrosis ("IPF") and other fibrotic diseases.  This new development program was created based upon lung protection data generated from animal studies in Lung-ARS and chemical gas lung exposure under the BARDA Contract and National Institutes of Health ("NIH") grants, as well as a company-funded study in a bleomycin lung fibrosis model.  On March 17, 2015, we announced that 10150 was granted Orphan Drug Designation by the U.S Food and Drug Administration ("FDA") for the IPF indication. The Company plans to initiate a Phase I safety study in patients with IPF in 2017. After we have completed safety studies, we plan to initiate efficacy studies in patients with fibrosis.   AEOL 10150 has previously been tested in two Phase I human clinical trials with no drug-related serious adverse events reported.
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
The Company is developing a second compound, AEOL 11114B ("11114"), as a treatment for Parkinson's disease.  Research funded by the Michael J Fox Foundation for Parkinson's disease ("MJFF") demonstrated the neuro-protective activity of 11114 in mouse and rat models of Parkinson's disease. The compounds were invented by Brian J. Day, PhD at NJH and Manisha Patel, PhD at UC in collaboration with the Company.  We have obtained worldwide, exclusive licenses to develop the compounds from NJH and the UC.  Optimization of the manufacturing and formulation of the compound were finished in 2016, and we plan to complete the remaining work to file an Investigational New Drug ("IND") application with the FDA during 2017.
In April 2015, we announced the discovery of a new compound, AEOL 20415 ("20415"), which has demonstrated anti-inflammatory and anti-infective properties, and could be effective in treating cystic fibrosis and combatting anti-biotic resistant bacteria.    The compound was developed under collaboration between Brian J. Day, PhD at NJH and Aeolus Pharmaceuticals. We have obtained a worldwide, exclusive license to develop the rights to the compound from NJH. Animal efficacy studies are underway to confirm the efficacy seen in in-vitro testing against anti-biotic resistant bacteria, and, assuming confirmation, we plan to initiate the work to file an IND application with the FDA during the first half of 2017.

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

Strategy
Our strategy is to pursue the development of our promising platform of anti-fibrotic, anti-inflammatory, anti-infective and anti-oxidant compounds that address important unmet medical indications of clinical and national strategic importance.  Our objective is to use non-dilutive capital whenever possible.
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
Third, some government contracts, such as the Lung-ARS contract with BARDA are designed to lead to the acquisition of the product under development by the US Government for use as a MCM in the Strategic National Stockpile ("SNS" or the "Stockpile").  Government procurement could result in significant revenue to the Company, which could be used to further the development of the product in other indications or for the development of other promising products.  Procurements may be made if either the drug meets the requirements for approval by the U.S. FDA under the "Animal Rule" or prior to Animal Rule approval following the filing of a pre-Emergency Use Authorization ("EUA") application.  Most of BARDA's procurements to date have been following the filing of a pre-EUA application.
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
Business Overview
We are developing a platform of compounds with anti-fibrotic, anti-inflammatory, anti-infective and anti-oxidant activity based on technology discovered and researched at Duke, UC and NJH, developed by Drs. Irwin Fridovich, Brian Day and others. Dr. Day is our Chief Scientific Officer.
Our lead compound, 10150, protects tissue from damage and increases survival in animal models of lung damage after exposure to radiation toxic chemicals, disease and trauma by mitigating and/or preventing cell death, inflammation and fibrosis through its action on oxidative stress (Reactive Oxygen Species, or "ROS") and regulation of growth factors and chemokines including PTEN, TGF-β1, HIF-1α, TNF-α and IL-6, as well as impacting subsequent signaling pathways of ROS production, apoptosis and fibrosis such as NOX4, PTEN, PI3K/p-Akt and p53/Bax (for scientific definitions, see Glossary under "AEOL 10150 in Idiopathic Pulmonary Fibrosis"). 10150 is an extremely potent catalytic anti-oxidant that has been shown in scores of animal studies to reduce oxidative stress by neutralizing reactive oxygen and nitrogen species. The neutralization of these species impacts the inflammatory and fibrotic response to insults and reduces or eliminates subsequent tissue damage-signaling cascades that typically result.  We are developing 10150 as a MCM for national defense and for use in oncology and treating lung fibrosis.

Our most extensive development program to date is the advanced development of 10150 for Lung-ARS and DEARE.  On February 11, 2011, we signed a cost-plus contract with BARDA for the development of 10150 as a MCM against Lung-ARS.  BARDA is the government agency responsible for the advanced development and purchase of medical countermeasures for chemical, biological, radiological and nuclear threats.  The contract contemplates the advanced development of 10150 through approval by the FDA under 21 CFR Part 314 Subpart I and Part 601 Subpart H (the "Animal Rule.")  The Animal Rule allows for approval of drugs using only animal studies when human clinical trials cannot be conducted ethically.  The ultimate goal of the BARDA Contract is to complete all of the work necessary to obtain FDA approval for 10150 as a MCM for Lung-ARS.  In addition, the BARDA Contract is designed to generate the data that would allow for acquisition of the drug by BARDA prior to FDA approval under a pre-EUA application.

Pursuant to the BARDA Contract, we were awarded approximately $10.4 million for the base period of the contract (from February 2011 to April 2012). On April 16, 2012, we announced that BARDA had exercised two options under the BARDA Contract worth approximately $9.1 million. On September 17, 2013, we announced that BARDA had exercised $6.0 million in additional contract options. On May 7, 2014, we announced that BARDA had exercised a Contract Modification worth approximately $1.8 million.  The Contract Modification allowed Aeolus to reconcile actual costs incurred with billings under the original provisional indirect billing rate. It established a new provisional indirect billing rate and placed a cap on the current and future provisional indirect billing rates.   On June 26, 2015, we announced that BARDA had exercised $3.0 million in additional contract options under its advanced research and development contract for 10150. On February 8, 2016, BARDA exercised a Contract Modification worth approximately $0.1 million. On May 25, 2016, we announced that BARDA had exercised a Contract Modification worth approximately $0.4 million.  The purpose of the Contract Modification was to provide funding to complete a pharmacometric analysis of data from all completed animal efficacy studies of 10150 to estimate optimal dose, dose frequency and duration of treatment.  The total contract value exercised as of September 30, 2016 is approximately $30.8 million, of which $30.6 million has been billed.  We may receive up to an additional $87.6 million in options exercisable over the remainder of the BARDA Contract.  Options are exercised based on the progress of the development program, including the completion of clinical trials or manufacturing tasks under previously exercised options.

The final goal of the contract is to achieve FDA approval for 10150 and the development of commercial manufacturing capability.  In order to achieve these goals, we believe it will be necessary for BARDA to exercise the majority of the options in the contract. We also believe that BARDA is likely to continue to exercise options as long as 10150 continues to demonstrate efficacy in animal testing and safety in humans for Lung-ARS.  In the event we begin sales to the U.S. government following the filing of a pre-EUA application, we believe that BARDA is likely to exercise the majority of the remaining options under the contract.  One of the requirements of an EUA is that the development program continue towards the goal of FDA approval. If all of the options are exercised by BARDA, the total value of the contract would be approximately $118.4 million.

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

The BARDA contract is also designed to complete the work necessary for 10150 to be purchased for the Stockpile. BARDA currently acquires drugs for the SNS through a Special Reserve Fund (the "SRF") created under Project BioShield and reauthorized at $2.8 billion under the Pandemic All-Hazards Preparedness Reauthorization Act of 2013.   Although the final goal of the contract is full FDA approval under the Animal Rule, BARDA may purchase product prior to FDA approval following the filing of a pre-EUA application.  BARDA has made numerous acquisitions of compounds that were not approved by the FDA, but were the subject of a pre-EUA filing.  Procurements from BARDA following a pre-EUA application could result in a significant increase in revenues for Aeolus and potential profitability.

In August 2014, we filed an Investigational New Drug ("IND") application with the Division of Medical Imaging Products of the U.S. Food & Drug Administration ("FDA") for 10150 as a treatment for Lung-ARS.  On September 4, 2014, the Company announced positive results from a study in non-human primates ("NHP") exposed to lethal radiation and treated with 10150. The study demonstrated that administration of 10150 24 hours after exposure to lethal radiation impacted survival at six months post-exposure as follows: survival in the 60 day treatment group was 50%, compared to 25% survival in the radiation only untreated control group. The data from this study, combined with development work completed in manufacturing and human safety data, will form the basis for a pre-EUA application.

On September 22, 2014, we received a letter from the FDA placing our proposed Phase I study in healthy normal volunteers for 10150 as a treatment for Lung-ARS on clinical hold. On February 19, 2016, we received notice from the FDA that the clinical hold had been lifted, thereby allowing us to proceed with a Phase I single dose study of 10150 in healthy normal volunteers.
We also benefit from research funded by grants from the NIH CounterACT program for the development of 10150 as a MCM for the effects chemical vesicant gasses (e.g., mustard gas, phosgene gas and chlorine gas) exposure. Funding for this indication is provided directly to the research institution and does not flow through our financial statements.  Continued funding is generally dependent on continuing evidence of efficacy in animal trials.  In October 2011,  NJH was awarded a $12.5 million grant from NIH CounterACT to continue the development of 10150 as a MCM against sulfur mustard and chlorine gas exposure. Also included in the grant was support for research looking at tissue plasminogen activator ("TPA") and Silabilin, which are not Aeolus assets, as MCMs against sulfur mustard gas exposure. Work under this grant was completed in September 2016, and NJH reported in September 2016 that final studies under the grant demonstrated that 10150 treatment significantly improved acute (2 to 3 days post-exposure) and longer term (28 days post-exposure) in a rodent model of sulfur mustard gas lung exposure.  Development of a large animal model is currently being funded by the US Government, independent of Aeolus, and once that model is completed, the Company plans to enter into a Material Transfer Agreement with the US Government to test 10150 and confirm the efficacy seen in the rodent model.  Aeolus plans to meet with the FDA during the first half of 2017 to discuss filing an IND for the sulfur mustard indication and to discuss what human safety data would be required for making a pre-EUA filing and ultimately for approval under the Animal Rule.
We are also funded by grant money from the NIH CounterACT program and the National Institute of Neurological Disorders and Stroke ("NINDS") for the development of 10150 as a MCM for the effects of nerve gas (e.g., sarin and soman) exposure. NIH-CounterACT awarded a contract on September 24, 2011 worth approximately $735,000, to UC to develop 10150 as a MCM against nerve agents. Work performed with this initial funding demonstrated that 10150 significantly improved survival when administered with current treatment in a pilocarpine model for nerve gas exposure. In September 2013, we announced that Dr. Manisha Patel at UC had been awarded a $4.3 million grant from NINDS to further develop as a MCM for exposure to sarin gas and other nerve agents.  Efficacy studies in a mouse model of soman gas are ongoing, and results are expected during 2017.
Substantially all of the past costs for the Lung-ARS program have been funded by the BARDA Contract.  We may use our own capital to fund any future costs of the Lung-ARS program that are not funded by the BARDA Contract.  To date, the chlorine, phosgene, mustard gas and nerve agent programs have been funded by NIH-CounterACT and NINDS through programs at NJH, UC, and the United States Army Medical Research Institute for Chemical Defense ("USAMRICD").
We are also developing 10150 for the treatment of lung fibrosis, including idiopathic pulmonary fibrosis ("IPF") and other fibrotic diseases. Data demonstrating efficacy of 10150 in IPF was initially generated from animal studies in Lung-ARS and chemical gas lung exposure under the BARDA Contract and NIH grants.  Additionally, 10150 demonstrated efficacy in the bleomycin model of IPF, a study funded by Aeolus.  On March 17, 2015, we announced that 10150 was granted Orphan Drug Designation by the U.S Food and Drug Administration ("FDA"). The Company plans to initiate a Phase I safety study in patients with IPF in 2017. After we have completed safety studies, we plan to initiate efficacy studies in patients with IPF. Although we believe that BARDA may fund a portion of the IPF development work, we may need use our own capital to fund a portion of the future costs of work associated with IPF and other fibrotic diseases.

We are also developing 10150 for use in combination with radiation therapy for cancer as a treatment to reduce side effects caused by radiation toxicity and to improve local tumor control.  Pre-clinical studies at Duke and Loma Linda University have demonstrated that 10150 does not interfere with the benefit of radiation therapy or chemotherapy in prostate and lung cancer.  Additional studies have shown that 10150 enhances the anti-tumor activity of radiation and chemotherapy.  A significant portion of the development work funded by the BARDA contract is applicable to the development program for radiation oncology, including safety, toxicology, pharmacokinetics and Chemistry, Manufacturing and Controls ("CMC").   After we have completed safety studies, we plan to initiate studies to demonstrate efficacy in toxic side effects related to radiation therapy. We expect to fund a portion of the future costs of work related to radiation therapy opportunities from our own capital.
10150 has been tested in two human Phase I safety studies where it was well-tolerated and no adverse events were observed.  Efficacy has been demonstrated in animal models for Lung-ARS, chlorine gas exposure, phosgene gas exposure, sulfur mustard gas exposure (lungs and skin) and nerve gas exposure. In both mouse and NHP studies for Lung-ARS, 10150 treated groups showed significantly reduced weight loss, inflammation, oxidative stress, lung damage, and most importantly, mortality. Therapeutic efficacy has been demonstrated when 10150 is administered 24 hours after exposure to radiation, a requirement for consideration as a radiation MCM for the SNS.
Following the events at the Fukushima nuclear plant in Japan in 2011, we performed radiation exposure studies in mice at the request of Japanese researchers to determine how the administration of 10150 would impact the use of leukocyte growth factors ("LGF") used to treat the hematopoietic or bone marrow syndrome of ARS ("H-ARS").  Data showed that 10150 does not interfere with the efficacy of LGF (in this case Amgen's Neupogen®).  Additionally, the study demonstrated that administration of Neupogen®, the current standard of care for H-ARS, increased damage to the lungs.  When 10150 was administered with Neupogen® this damage was significantly reduced.  We believe that this finding may have important implications for the potential procurement of 10150 for the SNS.  In September 2013, BARDA announced that it had entered into a procurement and inventory management agreement with Amgen to provide Neupogen® for the SNS. On March 30, 2015, the FDA approved Neupogen® for the treatment of H-ARS.
 In addition to our active IND for Lung-ARS, we have an active IND on file with the FDA for 10150 as a potential treatment for amyotrophic lateral sclerosis ("ALS").  At this time, we do not have any plans to continue development of 10150 for ALS.
We have already completed two Phase I safety studies in 50 humans (39 receiving drug and 13 control) demonstrating that 10150 is safe and well tolerated. CMC work has been completed, pilot lots have been prepared and production is being scaled up under the BARDA Contract.
The Company is developing a second compound, 11114, as a treatment for Parkinson's disease.  Research funded by MJFF demonstrated the neuro-protective activity of 11114 in mouse and rat models of Parkinson's disease. The compounds were invented by Brian J. Day, PhD at NJH and Manisha Patel, PhD at UC in collaboration with the Company.  We have obtained worldwide, exclusive licenses to develop the compounds from NJH and UC.  We plan to complete the remaining work to file an IND application with the FDA during 2017.
In April 2015, we announced the discovery of a new compound, 20415, that has demonstrated anti-inflammatory and anti-infective properties and could be effective in treating cystic fibrosis and combatting anti-biotic resistant bacteria.    The compound was developed under a collaboration between Brian J. Day, PhD at NJH and Aeolus Pharmaceuticals. We have obtained a worldwide, exclusive license to develop the rights to the compound from NJH. We plan to initiate the work to file an Investigational New Drug ("IND") application with the FDA during 2017.

Aeolus' Drug Research and Development Program
The focus of our  research and development program is to explore and exploit the therapeutic potential of small molecules with anti-fibrotic, anti-inflammatory, anti-infective and neuro-protective properties.   We have achieved our initial research objectives and have begun to extend our preclinical accomplishments into IND enabling non-clinical studies, clinical trials and drug development programs, as well as into the exploration of novel approaches to address the urgent need for novel drugs to combat antibiotic resistant bacteria.

Our lead compound, 10150, protects tissue from damage and increases survival in animal models of lung damage after exposure to radiation toxic chemicals, disease and trauma by mitigating and/or preventing cell death, inflammation and fibrosis through its action on oxidative stress (Reactive Oxygen Species, or "ROS") and regulation of growth factors and chemokines including PTEN, TGF-β1, HIF-1α, TNF-α and IL-6, as well as impacting subsequent signaling pathways of ROS production, apoptosis and fibrosis such as NOX4, PTEN, PI3K/p-Akt and p53/Bax (for scientific definitions, see Glossary under "AEOL 10150 in Idiopathic Pulmonary Fibrosis"). 10150 is an extremely potent catalytic anti-oxidant that has been shown in scores of animal studies to reduce oxidative stress by neutralizing reactive oxygen and nitrogen species. The neutralization of these species impacts the inflammatory and fibrotic response to insults and reduces or eliminates subsequent tissue damage-signaling cascades that typically result.
Figure 1
AEOL 10150 Overview
Product Type	√ NADPH (NOX4) Inhibitor Broad spectrum anti-fibrotic Catalytic antioxidant
Administration Route	√ Subcutaneous administration; self-injection possible
√ Alternative formulation in development
Indications in Development	√ Radiation Oncology
√ Idiopathic Pulmonary Fibrosis
√ Pulmonary ARS/DEARE
√ Sulfur Mustard; Chlorine Gas; Nerve Gas
Technical Readiness Level (TRL)	√ TRL 7/8 for Pulmonary Effects of ARS/DEARE
Regulatory Status	√ Active IND for ALS
Phase I (3 studies, 50 patients)
√ Active IND for Lung-ARS Orphan status for ALS, Lung-ARS and IPF

10150 has shown efficacy in a variety of animal models as a protectant against pulmonary damage and diseases including: lung fibrosis, radiation injury, sulfur mustard gas exposure, chlorine gas exposure and phosgene gas exposure, as well as against neurological damage and diseases including: nerve gas exposure, epilepsy, ALS, and stroke and against diabetes. We filed an IND for 10150 in April 2004, under which human safety trials in ALS patients were conducted as more fully described below under the heading "10150 Clinical Program to Date." In February 2016, the FDA Division of Medical Imaging Products ("DMIP") removed the clinical hold on 10150. As a result, we now have an active IND for Lung-ARS. 10150 has been granted orphan drug designation for ALS, Lung-ARS and Idiopathic Pulmonary Fibrosis by the Office of Orphan Products at the FDA. An overview of the activity of 10150 and its potential as a treatment for a variety of traditional medical needs as well for use as a medical countermeasure against radiological and chemical insults follows:

Advanced Development of AEOL10150 as a Medical Countermeasure for Pulmonary Injury Associated with ARS and DEARE

AEOLUS PHARMACEUTICALS

Common Pathway to Fibrosis from Lung Insults

Radiation
Chemical Toxins
Disease
Trauma
Reconstruction
ROS
Inflammatory Response
Fibrotic Response
Chemokines
Growth Factors

Source: Richter, K, et. al.; Cell and Tissue Research, 2016

6

In "Reactive Oxygen Species and Fibrosis: Further Evidence of a Significant Liason", published in Tissue Research; June 2016,  Richter, et. al. stated:
There is a common pathway to fibrosis from insults to the lung and other tissue, whether the insult is radiation, chemical, disease or trauma. Lost parenchyma after tissue injury is usually replaced, because of the ability of parenchymal cells to regenerate. However, the opportunity to regenerate usually becomes unavailable upon repetitive insults associated with chronic inflammation, the secretion of chemokines and the release of profibrotic metabolites, among them, ROS. Further, the production of ROS and the concomitant oxidative stress also contribute to the synthesis and activation of various cytokines and growth factors.  ROS contribute to fibrosis via feed forward and feedback loops.  As the figure illustrates, Insults induce ROS, which causes inflammation.  Fibrosis and inflammation feed back into the path and further increase ROS driven production of cytokines and growth factors.  Cytokines and growth factors, in turn contribute to additional ROS formation.

Advanced Development of AEOL10150 as a Medical Countermeasure for Pulmonary Injury Associated with ARS and DEARE

AEOLUS PHARMACEUTICALS

AEOL 10150 Activity on Common Pathway to Fibrosis from Lung Insults

Radiation
Chemical Toxins
Disease
Trauma
Reconstruction
AEOL 10150
intervention
ROS
Inflammatory
Response
Fibrotic
Response
Chemokines
Growth Factors

8

The figure above illustrates how 10150 impacts the common pathways to fibrosis.  Data from animal studies in models of radiation, chemical and disease, show that 10150 improves survival by reducing inflammation and fibrosis through its action on oxidative stress (Reactive Oxygen Species, or "ROS"), regulation of growth factors and chemokines such as TGF-β1, HIF-1α, TNF-α and IL-6, as well as impacting subsequent signaling pathways of ROS production, apoptosis and fibrosis such as NOX4, PTEN, PI3K/p-Akt and p53/Bax.  A more detailed discussion of the pathways can be found in the sections entitled: AEOL 10150 in Radiation Therapy and AEOL 10150 in Idiopathic Pulmonary Fibrosis. AEOL 10150 Medical Countermeasure Development Program

We and our research partners have been awarded in excess of $149 million for the development of 10150 as a dual-use, broad spectrum medical countermeasure.  The table below details the indications currently under development and the major sources of funding from the US Government to date.
Indication	Funding Source	Amount of Grant/Contract	Research Partners
Lung-ARS	BARDA	Up to $118.4 million	University of Maryland
Mustard Gas/ Chlorine Gas	NIH CounterACT	$20.3 million	National Jewish Health University of Colorado
Nerve Agents	NIH CounterACT	$5 million	University of Colorado

10150 as a potential medical countermeasure against the effects of Pulmonary Acute Radiation Syndrome (Lung-ARS)
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
ARS is not a single disease, but rather a series of symptoms and progression of injuries that occur following exposure to ionizing radiation.  BARDA is pursuing separate development plans for the acute effects of radiation (such as hematopoietic and acute gastro-intestinal effects) as well as for the delayed effects of ARS, among which pulmonary effects are a major component and contributor to mortality to patients surviving acute effects.  At present, 10150 is the only compound in advanced development with BARDA for the delayed effects of radiation exposure, and specifically Lung-ARS.
After exposure, the acute syndromes of ARS are the H-ARS and early-onset gastrointestinal ARS ("GI-ARS"), both of which can be lethal. However, depending on the level and location of radiation exposure, the lethal effects of both H-ARS and early-onset GI-ARS may be reduced with proper treatment, including supportive care (fluids and antibiotics) and LGFs like Amgen's Neupogen® or Neulasta®.
In September 2013, BARDA announced that it had entered into a vendor-managed supply agreement with Amgen to supply its LGF, Neupogen®, to the SNS as a treatment for H-ARS.  Although Neupogen® is an FDA-approved drug for neutropenia, it was not approved for H-ARS at the time and would have been used under a pre-EUA application.  The procurement of Neupogen® for the SNS is significant for 10150 and its potential role in the treatment of ARS.  A 2011 murine study conducted at Indiana University at the request of Japanese researchers confirmed that 10150 does not interfere with the positive effects of Neupogen® in H-ARS and the two products in combination were safe and well-tolerated.  More importantly, this study also demonstrated that treatment of H-ARS with Neupogen® exacerbates radiation damage to the lung, even at sub-lethal doses of radiation. Treatment with Neupogen® in combination with 10150 significantly reduced the lung damage.  We believe that the use of Neupogen® in treating H-ARS makes the use of 10150 crucial in managing the lung effects of acute radiation exposure.  On March 30, 2015, the FDA approved Neupogen® for the treatment of H-ARS.

In radiation incidents, victims who have survived H-ARS and GI-ARS, respiratory failure has been the primary cause of death.   Research has shown that damage associated with the exposure to upper half body irradiation or total body irradiation is an acute, but delayed, onset of radiation pneumonitis (inflammation of lung tissue) followed by lung fibrosis (scarring caused by inflammation).The incidence of radiation pneumonitis rises very steeply at relatively low radiation doses. This is Lung-ARS, the syndrome that 10150 is being developed to treat.
The figure below illustrates the mechanisms by which radiation exposure damages the lung causing cell death (apoptosis), inflammation and lung fibrosis.  Treatment with AEOL 10150 has improved survival in mouse, rat and NHP models of radiation damage by targeting the overproduction of ROS (oxidative stress) and subsequently impacting the signaling pathways for apoptosis, inflammation and fibrosis.  The animal studies have not only shown improvement in survival, but protection of lung tissue and improved function in addition to a reduction in inflammation and fibrosis.  Analysis of key biomarkers, such as those shown in the figure below, shows that 10150 treatment after radiation exposure returns their levels to, or near baseline levels.
We believe it is in the government's interest in to provide care not only for survival from the short-term effects of radiation exposure following an event (e.g., H-ARS and GI-ARS), but also to provide care for the delayed effects of radiation exposure, such as Lung-ARS.  There are no current FDA-approved or pre-EUA therapies for Lung-ARS.  We believe 10150 is the only drug in advanced development with BARDA for Lung-ARS.

Animal Efficacy Studies – Dose Response and Safety Analysis
In September 2016 a "Dose Response and Safety Analysis" of the animal efficacy data from all murine and NHP Studies was completed by the University of Maryland, School of Pharmacy's Center for Translational Medicine.  The objective of this report was to identify the optimal dose and regimen of 10150 to improve overall survival after whole thorax lung irradiation in NHP and C57L/J mouse models. Secondary objectives were to explore the relation between 10150 and radiation-induced lung injury biomarkers.  The key findings from the report are summarized below:
In the C57L/J mice, 10150 administration 24-hour post-exposure provided maximum prolongation of the 180-day survival independent of treatment duration, with a higher median survival rate compared to treatment initiated at a later time after injury. Using a piecewise parametric survival model in NHP, AEOL 10150 treatment for 60 consecutive days starting at 24 hours post-exposure was found to significantly (p<0.001) decrease mortality from acute radiation pneumonitis compared to the control arm. NHP which received 60 day treatment starting 24 hour post exposure died 40% less frequently per unit time during the pneumonitis phase compared to the untreated arm, which is comparable with the estimated hazard ratio of 0.6 from a cox-proportional hazard model.  A graph highlighting the NHP results follows:

Latent Phase
Acute Pneumonitis Phase
Proportion Surviving
0.0
0.2
0.4
0.6
0.8
1.0
0
1
2
3
4
5
6
Time, Months
IR Non-Tx
AEOL10150 d1-28
AEOL10150 d1-60
AEOL10150 d1-28,d60-88
Predicted Non-Tx Arm
Predicted 28 Days Tx Arm
Predicted 60 Days Tx Arm
Predicted 1-28&60-88 Days Tx Arm

About 1.4 months delay was seen before any death event occurring across all untreated and treated NHP arms. So the time of latency to onset of pneumonitis was fixed to 1.4 months, and the hazard for this phase was assumed to be not affected by 10150 treatment. It was assumed that 10150 treatment mainly affected the hazard of pneumonitis phase. The hazard (hazard 1, latent phase) before 1.4 months was estimated to be 0.0008, which means NHPs almost have no chance to die during this phase. In pneumonitis phase (1.4 - 6 months in observed data), the hazard ratio in the second phase (hazard 2, pneumonitis phase) between treatment arms and control arm was estimated to be 1.12, 0.6, and 1.13 for the 28 days, 60 days and 1-28 & 60-88 days treatment arms using the parametric constant hazard model in comparison with the hazard ratios of 0.89, 0.49 and 1.09 from cox proportional hazard model.  The results show NHPs in 60 days arm may die 40% less frequently per unit time than NHPs in control arm in pneumonitis phase while NHPs in 28 days and 1-28 & 60-88 days arms are 12% and 13% more likely to die compared to Non-Tx arm during pneumonitis phase.

Animal Efficacy studies – Murine Model
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
In 2011, we announced positive results from study of 10150 and Neupogen® as combination therapy for treatment of ARS.  The study was conducted by Christie Orschell, PhD of Indiana University. The primary endpoint of the study was to determine drug-drug interactions between Neupogen® and 10150, as well as to monitor safety and tolerability of the two treatments given simultaneously. Results of the study confirmed that 10150 does not interfere with the positive effects of Neupogen® on H-ARS and the two products in combination were safe and well tolerated.  In 2012, we announced further data from this study, which demonstrated that treatment of H-ARS with Neupogen® exacerbates radiation damage to the lung. The study also confirmed that treatment with 10150 in combination with Neupogen® significantly reduced the lung damage.
The study entitled "Pilot Study to Test the Effects of Aeolus 10150 on Neupogen®-Induced ANC Recovery in Sub-Lethally Irradiated C57Bl/6 Mice" was initiated at the request of Shigetaka Asano, MD of Waseda University and Arinobu Tojo, MD, PhD and Tokiko Nagamura, MD at the Institute of Medical Science at the University of Tokyo to determine whether there would be any interference with the demonstrated efficacy of Neupogen® as a medical countermeasure against the hematopoietic complications of radiation exposure. In previous treatment of radiation accident victims at Tokai-mura, Dr. Asano and others were able to use Granulocyte Colony Stimulating Factor ("G-CSF") and supportive care to enable victims of 8 to 12 Gy exposure to survive the hematopoietic ("heme") syndrome. Unfortunately, these patients later died due to lung and multi-organ complications. As 10150 has shown separate efficacy against lung complications in mice and in Lung-ARS in non-human primates, this study was undertaken to evaluate whether the Neupogen® and 10150 would be beneficial if used in tandem.
The use of Neupogen® or other G-CSFs or Neulasta® or other Granulocyte-Macrophage Colony Stimulating Factor ("GM-CSF") products is recommended by the Radiation Emergency Assistance Center/Training Site (REAC/TS) at radiation exposures greater than 2 to 3 Gy to mitigate damage to the hematopoietic system. REAC/TS is a response asset of the U.S. Department of Energy and provides treatment capabilities and consultation assistance nationally and internationally. In animal studies G-CSF's have been shown to be effective in increasing survival at levels up to 7.5 Gy due to their positive effects on the hematopoietic damage created by radiation exposure.   BARDA began procuring Neupogen® and Sanofi-Aventis' drug Leukine® for the Strategic National Stockpile in September 2013 following a pre-EUA filing.
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

In summary, 10150 has consistently shown a survival advantage and protective effect against Lung-ARS and DEARE when administered 24 hours or more after exposure.  Additionally, the current standard of care for the acute ARS syndromes, LGF administration, exacerbates damage to the lungs and 10150 has demonstrated efficacy in reducing that damage.
Animal Efficacy Studies – NHP In a 2014 study run under the BARDA contract at the University of Maryland at Baltimore, a total of 80 rhesus macaque monkeys were exposed to 10.74 Gray of WTLI. Three cohorts of animals were treated with 25 mg/kg of 10150 beginning 24 hours after exposure.  The three cohorts then received daily doses of 10150 for 28 days, 60 days or 28 days followed by a pause of 32 days and then an additional 28 days of treatment.  As we announced in September 2014, survival at six months post-exposure in the 60 day treatment group was 50%, compared to 25% survival in the radiation-only untreated control group. This study confirms previous studies in non-human primate and mouse models that demonstrate 10150's protection of the lungs from radiation exposure.  We plan to publish the detailed results of the study with our research collaborators as soon as possible.
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
10150 has several distinct advantages as an MCM, including the following:
•	Demonstrated survival increase in animal studies of Lung-ARS when administered 24 hours after exposure,
•	Demonstrated reduction in lung fibrosis in animal studies when administered up to 24 hours post exposure,
•	Demonstrated histological improvement in lung tissue post-radiation exposure,
•	Addresses an unmet medical need as an MCM to Lung-ARS,
•	Established safety profile in both clinical and pre-clinical studies,
•	Subcutaneous self-administration possible by exposed individuals during emergency,
•	Rapid administration, allowing large numbers of patients to be treated quickly,
•	Original formulation stable for up to 4½ years at 0–8°C and 1 year at room temperature,
•	New formulation stability tested in bulk drug for 3 years at room temperature (25°C) and refrigerated conditions (2-8°C); stability testing in bulk drug will continue to three years,
•
New formulation stability tested in final drug product to 24 months under room temperature (25°C), accelerated conditions (40°C) and refrigerated conditions (2-8°C); stability testing in final drug product will continue to 5 years,

•	Requires no non-standard storage conditions (i.e., not photosensitive),

•
Currently in development as an adjunct to radiation therapy and lung fibrosis; if approved will provide a pre-existing distribution and stockpile resource at oncology centers in the event of a radiological emergency,

•	Demonstrated advantage when used in combination with Neupogen®,
•	Demonstrated potential as both a therapeutic and prophylactic,
•	Demonstrated efficacy against sulfur mustard gas, phosgene gas, chlorine gas and nerve agent exposures,
•	Potential dual use as an adjunct treatment for cancer patients receiving radiation therapy and treatment of idiopathic pulmonary fibrosis, subject to separate FDA approvals for these indications.
We believe that in order to receive approval from the FDA for Lung-ARS, we will need to demonstrate efficacy in animal models and demonstrate product safety. We also plan to request Fast Track status for this indication. If the FDA accepts our Fast Track request, a rolling NDA submission process is enabled, a key step in achieving Priority Review. The FDA determines within 45 days of a company's request, made once the complete NDA is submitted, whether a Priority or Standard Review designation will be assigned.
In August 2014, the Company filed an IND (IND#112103) for 10150 for Lung-ARS with the Division of Medical Imaging Products ("DMIP") at FDA. On September 22, 2014, the Company received a letter from FDA placing the proposed Phase I study in healthy normal volunteers on clinical hold.  On February 19, 2016, following the submission of additional data in response to FDA questions, we received notice that the clinical hold had been lifted, allowing us to proceed with a Phase I single-dose study in healthy normal volunteers.
Upon completion of the single dose, Phase I study in healthy, normal volunteers, we plan to initiate studies in patients with cancer and/or idiopathic pulmonary fibrosis, and will use this data together with the existing safety and tolerability data we have in patients with Amyotrophic Lateral Sclerosis ("ALS") to provide the human safety data required for a potential pre-EUA filing and ultimately an NDA filing for approval under the animal rule.    As discussed above, we also plan to file separate 10150 IND's with the Respiratory division of the FDA and the Oncology division of the FDA in 2017 and initiate Phase I studies in patients with pulmonary fibrosis and in patients receiving radiation therapy for cancer upon FDA approval of those INDs.

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

Demonstrate Product Safety
For product approval under the "Animal Rule", we will also demonstrate product safety using the same product and formulation used in the animal efficacy trials and proposed for use in humans. Demonstration of safety includes preclinical demonstration of safety via the standard pre-clinical studies and analyses methods and Phase I safety trials sufficient to demonstrate product safety in the target patient population. We believe our proposed safety studies in healthy normal volunteers, planned studies in pulmonary fibrosis and radiation therapy, as well as completed Phase I studies in ALS may be utilized to demonstrate safety for this indication. We believe that BARDA may fund or co-fund safety studies in healthy normal volunteers and other indications to provide the human safety data required for approval under the animal rule.
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
Funding and Funding Options
On February 11, 2011, we signed a five-year, cost-plus contract with BARDA for the development of 10150 as a MCM against Lung-ARS (the "BARDA Contract").  BARDA is the government agency responsible for the advanced development and purchase of medical countermeasures for chemical, biological, radiological and nuclear threats.  The contract funds the advanced development of 10150 through approval by the United States Food & Drug Administration ("FDA") under the "Animal Rule."  The Animal Rule allows for approval of drugs using only efficacy studies in animal models.
Pursuant to the BARDA Contract we were awarded approximately $10.4 million for the base period of the contract (from February 2011 to April 2012). On April 16, 2012, we announced that BARDA had exercised two options under the BARDA Contract worth approximately $9.1 million. On September 17, 2013, we announced that BARDA had exercised $6.0 million in additional contract options. On May 7, 2014, we announced that BARDA had exercised a Contract Modification worth approximately $1.8 million.  The Contract Modification allowed Aeolus to reconcile actual costs incurred with billings under the original provisional indirect billing rate. It established a new provisional indirect billing rate and placed a cap on the current and future provisional indirect billing rates.   On June 26, 2015, we announced that BARDA had exercised $3.0 million in additional contract options under its advanced research and development contract for 10150. On February 8, 2016, BARDA exercised a Contract Modification worth approximately $0.1 million.  On May 25, 2016, we announced that BARDA had exercised a Contract Modification worth approximately $0.4 million.  The purpose of the Contract Modification was to provide funding to complete a pharmacometric analysis of data from all completed animal efficacy studies of 10150 to determine optimal dose, dose frequency and duration of treatment.  The total contract value exercised as of September 30, 2016 is approximately $30.8 million.  We may receive up to an additional $87.6 million in options exercisable over the remainder of the BARDA Contract.  Options are exercised based on the progress of the development program, including the completion of clinical trials or manufacturing tasks under previously exercised options.
Since we have been awarded the BARDA Contract, substantially all of the past costs associated with the research and development of 10150 as a MCM for Lung-ARS have been covered by the BARDA Contract and we expect substantially all future costs would be covered by the BARDA Contract; however, our expectation in this regards is primarily dependent on continued positive results with 10150 in animal studies and the general risks of doing business with the government.  See Risk Factors – "Risks Related to Our Dependence on U.S. Government Grants and Contracts." We may need to use our own capital to fund part of the future costs of the Lung-ARS program that are not funded by the BARDA Contract.

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
In 2011, the NIH awarded a five-year, $7.8 million Center of Excellence grant to NJH and the UC Health Sciences Center, both in Denver, Colorado. This Center of Excellence was developed to focus on sulfur mustard toxicity in the lung and skin with the long-term goal to develop an effective treatment for mustard gas induced injury in lung and skin. 10150 was identified by the NJH Center of Excellence as a lead compound for its center, and research work there focused on further testing and studies of 10150.
Research in the area of mustard gas-mediated lung injury has provided experimental evidence that the mechanisms of these injuries are directly linked to oxidative stress, inflammation, cell death, DNA damage and airway cast formation.  The ability of superoxide dismutase and catalase to reduce oxidative stress by mitigating the formation of reactive oxygen and nitrogen species initially led to 10150 being tested as an MCM against sulfur mustard exposure to the lungs.    Subsequent work, funded by the NIH CounterACT grants, has shown that 10150 improves survival in animal models of sulfur mustard lung exposure by reducing oxidative stress, inflammation, cell death and airway cast formation while protecting against DNA damage.
Non-clinical studies
In September 2016, we announced data from studies performed by Brian Day, Ph.D., at NJH in collaboration with USAMRICD and funded by the CounterACT Program utilizing a new sustained-release formulation.   28 rats, 14 control and 14 treated daily with 10150 for 28 days, were followed for 28 days after inhaled exposure to a lethal dose of sulfur mustard gas. The primary endpoint in the study was survival at 28 days and the secondary endpoint was median survival. Survival at 28 days in the 10150-treatment animals was 36 percent compared to 14 percent in the control group. Median survival was  4 days in the control group compared to 18 days in the AEOL 10150 treated group. There was also improvement in blood oxygenation in the 10150 treated group. These positive results build on data from prior acute and longer-term studies noted below.

Also in September 2016, we announced data from a series of studies in a rat model of the acute effects of sulfur mustard gas on survival, breathing and a number of biomarkers for inflammation and fibrosis. In the study, performed by Brian Day, Ph.D., rats were exposed to lethal levels of sulfur mustard gas, which resulted in 64 percent of the untreated animals dying from the effects of the sulfur mustard gas within 48 hours of exposure. Survival for rats treated with 10150 improved dramatically in a dose dependent manner. Animals administered 10150 every four hours, beginning one hour after exposure, had a survival rate of 88 percent at 48 hours. Treatment with 10150 also:

•	Increased blood oxygen saturation by more than 10 percent
•	Improved clinical scores of lung health by 57 percent
•	Decreased airway casts by 69 percent
•	Restored levels of TNF-a, IL-6, KC/GRO (rat analog of human IL-8) and IL-1b, which are elevated significantly after exposure to sulfur mustard gas, to control levels
•	Restored levels of TGF-β1 to control levels

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
The first whole mustard gas study was completed in October 2009. In June 2010, NJH and Lovelace Respiratory Research Institute reported results from a second whole mustard study confirming that 10150 protects lungs from whole mustard gas exposure in rats. The two studies demonstrated that10150 protects lungs from whole mustard gas exposure in rats. The primary objective of the study was to determine whether administration of 10150, after exposure, reduces the severity of acute lung injury induced by mustard gas. 10150 was given to rats one hour after sulfur mustard exposure and repeated every 6 hours. Twenty-four hours after exposure, lung edema was assessed by changes in the BAL protein levels. 10150 significantly reduced (p<0.05) mustard gas-induced lung edema as measured by BAL protein levels. In addition, 10150 decreased SM-induced increase in the numbers of BAL neutrophils. These results indicate that 10150 can attenuate lung injury from mustard gas exposure and may provide an effective countermeasure against mustard gas-induced lung injury.
Future Development Plans
Development of a large animal model is currently being funded by the US Government, independent of Aeolus, and once that model is completed, the Company plans to enter into a Material Transfer Agreement with the US Government to test 10150 and confirm the efficacy seen in the rodent model.  Aeolus plans to meet with the FDA during the first half of 2017 to discuss filing an IND for the sulfur mustard indication and to discuss what human safety data would be required for making a pre-EUA filing and ultimately for approval under the Animal Rule.  We will also seek to launch the two pivotal efficacy studies required for approval by the FDA under the "Animal Rule" as well as complete the necessary safety studies as further described under the heading "10150 as a potential medical countermeasure against the effects of Pulmonary Acute Radiation Syndrome – Future Development Plans – Demonstrate Product Safety."
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
Funding Options
This development program to date has been funded under the NIH-CounterACT Program and we expect that future efficacy studies necessary for approval by the FDA, including the pivotal rat study and second animal model described above, will be funded by either the Department of Defense or BARDA.
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
Future Development Plans
Development of animal models is currently being funded by the US Government, independently of Aeolus.   Once those models are completed, the Company plans to enter into a Material Transfer Agreement with the US Government to test 10150 and confirm the efficacy seen in the rodent model.    We believe that the safety and CMC work being done under the BARDA Lung-ARS contract further described under the heading "10150 as a potential medical countermeasure against the effects of Pulmonary Acute Radiation Syndrome – Future Development Plans" will be sufficient to satisfy the safety and CMC requirements for an NDA filing.
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

Future Development Plans
On September 10th 2013, NIH-NINDS notified Dr. Patel that a total of $4.3 million had been awarded for her project titled "Neuroprotective Effects of AEOL 10150 against organophosphate toxicity."  The research work is being conducted in Dr. Patel's lab at the University of Colorado, at National Jewish Health as well as a large Contract Research Organization.  Funding for this research has been awarded under a grant supported by the CounterACT Program, National Institutes of Health Office of the Director (NIH OD), and the NINDS.
Competition
The current standard of care for nerve agent exposure is Atropine® and benzodiazepines. 10150 would be added to current standard of care to improve outcomes.  We believe that other companies are developing potential treatments for nerve gas, although it is difficult to evaluate their success unless data is announced publicly.
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
Figure 2

Molecular Basis of Radiation Injury

Radiation
Oxygen radicals
DNA Damage
TGF-β
activation
NADPH Oxidase
activation
ROS/RNS
Apoptosis
(PTEN mediated)
Vascular dysfunction
-expression of adhesion molecules
for inflammatory cells
- vasoconstriction; decreased blood flow
Tissue Hypoxia
Angiogenesis
Inflammation
(i.e. pneumonitis)
Fibroproliferation/
Collagen deposition
Fibrosis/tissue
scarring

UNIVERSITY of MARYLAND
MARLENE AND STEWART GREENEBAUM
COMPREHENSIVE CANCER CENTER

Zeljko Vujaskovic, MD, PhD
Division of Translational Radiation Sciences, Department of Radiation Oncology

Figure 2 above shows the mechanisms of radiation injury; 10150 protects against this damage by reducing ROS/RNS and subsequently reducing TGF-β1 and NADPH Oxidase (NOX4) activation resulting in reductions of DNA Damage, Apoptosis, Vascular Dysfunction, Hypoxia, Inflammation and Fibrosis.
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

Animal studies have demonstrated that 10150 treatment after exposure to radiation (in radiation therapy and blast radiation models) reduces: oxidative stress, apoptosis, vascular damage, hypoxia, inflammation and fibrosis, as well as returning to or near baseline, levels of TGF-β1, NOX4, PTEN, 8OHdG and 4HNE.
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
Due to the common mechanism of action in cancer radiation therapy and radiation exposure from nuclear events, we believe that the pre-clinical studies performed for the development of 10150 as a potential medical countermeasure against the effects of Lung-ARS, as described herein, also provide support for the development of 10150 in oncology, to be used in combination with radiation therapy.
We have performed several additional studies specifically for this indication to ensure the use of 10150 in radioprotection of normal adjacent tissue does not interfere with the efficacy of tumor radiotherapy. A number of preclinical, in vivo studies have addressed this issue and have demonstrated that 10150 does not negatively impact tumor radiotherapy.
In one study (Vujaskovic, et al. of Duke) human prostate tumors (PC3) grown in nude mice to substantial size were irradiated with 5 Gy per day for 3 days for a total of 15 Gy. 10150 at 7.5 mg/kg/bid was administered subcutaneously on the first day of radiation and continued for either of two time courses: when tumor volume reached 5 times the initial volume or for twenty days. The receding tumor volume curves for irradiation only and for irradiation plus 10150 demonstrated no difference.  Therefore 10150 did not interfere with the radiation effect on prostate tumors.
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

In another study (Vujaskovic, et al. of Duke), mice were implanted with human NSCLC tumors and treated with all potential combinations of paclitaxel, radiation and 10150 to determine the impact on tumor growth.  The results showed that 10150 did not impact the effects of either radiation therapy or paclitaxel.  Further, the study indicated that the greatest impact in inhibiting tumor growth was with the regimen that included all three courses of treatment, radiation, paclitaxel and10150.
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

In 2017, we expect to initiate a safety study in non-small cell lung cancer patients receiving chemotherapy and radiotherapy.  Upon the successful completion of the Phase I study and approval of a protocol by the FDA and the appropriate IRBs, we expect to begin a Phase II study in cancer patients receiving radiation therapy.  A specific indication for the Phase II study has not yet been chosen, however, we are considering esophageal, prostate, head and neck and NSCLC patients.

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
Funding Options
Substantially all of our costs associated with the CMC and toxicology necessary for the oncology indications have been covered by the BARDA Contract. We expect such costs to continue to be covered by the BARDA Contract unless BARDA chooses not to exercise its options under the BARDA Contract.  In such a circumstance, we would need to raise additional capital, or partner with another firm, in order to complete the non-clinical and safety programs related to Lung-ARS noted above. We may need to use our own capital to fund elements of this program that are not funded by the BARDA Contract, including funds for an initial trial in human patients receiving therapeutic radiation for cancer..
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

AEOL 10150 in Idiopathic Pulmonary Fibrosis
Overview

Idiopathic pulmonary fibrosis ("IPF") is a progressive, fibrosing interstitial pneumonia of unknown cause characterized by the development of scar tissue that thickens the lining of the lungs and generally leads to death due to inhibition of lung function.  IPF affects approximately 128,000 people in the United States with 48,000 new cases and 40,000 deaths annually.  It usually affects older individuals, those in the sixth to seventh decade, and is a severe disease with a variable clinical course and a high mortality rate. Approximately 2/3 of IPF sufferers will die within 5 years of diagnosis.  The median survival after diagnosis is 3 to 4 years.

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

As with lung damage from radiation and chemical insults, the fibrosis in IPF patients is believed to be connected to increased levels of ROS, TGF-β1 and NOX4 and their effects on inflammation and apoptosis and the proliferation and differentiation of fibroblasts into myofibroblasts, which damage lung tissue and and lead to Extracellular Matrix (ECM) deposition.  The following figure illustrates the pathway from increased TGF-β levels to ECM/Fibrosis in the lungs:

Source: Keitzmann, T., e.t al.; Redox Biology, 2015

As noted in the previous discussion on the common pathway to fibrosis from insults to the lung, lost cells after tissue injury are usually replaced.  However, normal regeneration typically becomes impossible in the presence of  chronic inflammation, TGF-β1 and increased presence ROS levels.  ROS are involved in transforming growth factorβ (TGFβ) mediated fibrosis.

Keitzmann, et. al. describe the role of ROS, TGF-β1 and NOX4 in generating lung fibrosis, as follows:

"Various cell types such as platelets, parenchymal cells and inflammatory cells (e.g., lymphocytes, macrophages) can release TGFβ1.  After conversion of the latent to the active form, TGFβ1 binds to its receptor and induces SMAD2/3 and/or phosphatidyl inositol 3kinase (PI3K) signaling to express various genes, among them that for NOX4.  NOX4 in turn leads to ROS production. Enhanced ROS may activate the proliferation, migration and differentiation of fibroblasts plus epithelial to mesenchymal transition (EMT), apoptosis of epithelial cells and/or excessive extracellular matrix (ECM) deposition. In addition, TGF-ß1 contributes to ROS enhancement by decreasing the expression of antioxidant enzymes like glutaredoxin (Grx), catalase (CTL), glutathione peroxidase (GPX), glutathione S transferase (GST), superoxide dismutase (SOD) and the heavy subunit of gamma-glutamylcysteine synthetase (gamma-GCSh).

Targeting TGF-β, NOX4 and ROS are widely considered to be valid approaches to treating patients with IPF.  AEOL 10150 has demonstrated in animal studies in mice, rates and NHP an ability to reduce the levels of these targets after a variety of lung insults.

Glossary of Scientific Terms

BAX	Apoptosis regulator BAX - a protein that is encoded by the BAX gene. The expression of this gene is regulated by the tumor suppressor P53 and has been shown to be involved in P53-mediated apoptosis.
HIF-1α
Hypoxia-inducible factor 1-alpha - the master transcriptional regulator of cellular and developmental response to hypoxia. The dysregulation and overexpression of HIF-1α by either hypoxia or genetic alternations have been heavily implicated in cancer biology, as well as a number of other pathophysiologies, specifically in areas of vascularization and angiogenesis, energy metabolism, cell survival, and tumor invasion.

IL-6	Interleukin 6 – a pro-inflammatory cytokine and an anti-inflammatory myokine encoded by the IL6 gene.
NOX4
NADPH oxidase 4 - an enzyme that is encoded by the NOX4 gene. The ROS generated by this protein have been implicated in numerous biological functions including signal transduction, cell differentiation and tumor cell growth.

Akt	Protein kinase B - a protein kinase that plays a key role in multiple cellular processes such as glucose metabolism, apoptosis, cell proliferation, transcription and cell migration.
PTEN	Phosphatase and tensin homolog - a protein encoded by the PTEN gene. This gene has been identified as a tumor suppressor that is mutated in a large number of cancers at high frequency.
p53	Tumor protein p53 – a protein encoded by the TP53 gene in humans. It prevents cancer formation and functions as a tumor suppressor.
PI3K
Phosphatidylinositol-4,5-bisphosphate 3-kinase - a family of enzymes involved in cellular functions such as cell growth, proliferation, differentiation, motility, survival and intracellular trafficking, which in turn are involved in cancer.

ROS
Reactive oxygen species – chemically reactive chemical species containing oxygen. ROS are formed as a natural byproduct of the normal metabolism of oxygen and have important roles in cell signaling and homeostasis. ROS are also generated by external sources such as ionizing radiation.

TGF-β1	Transforming growth factor beta 1 – a cytokine encoded by the TGFB1 gene that controls proliferation, differentiation, and other functions in many cell types.
TNF-α	Tumor necrosis factor alpha – a cell signaling cytokine involved in systemic inflammation. It is produced chiefly by activated macrophages.

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

Development Plans
In March 2015, the Company received notice from the Office of Orphan Products Development at the U.S. Food & Drug Administration (FDA) granting Orphan Drug Designation for AEOL 10150 "for treatment of idiopathic pulmonary fibrosis."  Orphan Drug Designation entitles the sponsor to a seven-year marketing exclusivity period, clinical protocol assistance with the FDA, as well as federal grants and tax credits.  In October 2015, the Company announced the formation of a Pulmonary Fibrosis Clinical Advisory Board ("PFCAB") led by Kevin Brown, MD, Professor and Vice Chair, Department of Medicine, at National Jewish Health.  The Company plans to meet with the Respiratory division of the FDA and file an IND to initiate Phase I studies of 10150 in patients with pulmonary fibrosis.

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

Funding

Although the initial data supporting a program in IPF was largely generated under the BARDA Contract, we are uncertain as to whether funding for human safety and efficacy studies will be available from that source.  However, as with radiation oncology, manufacturing, toxicology and safety work under the contract can also be used in the development of 10150 for IPF.  We may use our own capital to fund part of the future costs of this program that are not funded by the BARDA Contract, including funds for an initial trial in patients with IPF.   The Company will also seek non-dilutive capital sources and pursue potential partnership opportunities to advance the IPF program.

AEOL 11114B in Parkinsons' Disease
Overview
We have evaluated three compounds, 11114, AEOL 11203 ("11203") and AEOL 11207 ("11207"), for the treatment of Parkinsons Disease with funding from MJFF.  From these three candidates, 11114 was selected for further development.  Parkinson's disease is a common neurodegenerative disorder, second in occurrence among these disorders only to Alzheimer's disease. According to the National Parkinson Foundation, Parkinson's affects as many as one million people in the United States, with approximately 60,000 new cases diagnosed in the United States each year.
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

Pre-clinical studies
Data developed by our scientists and Dr. Manisha Patel at UC and funded by MJFF, established the maximum tolerated dose, pharmacokinetics, dosing paradigm, drug stability, and drug protein binding and efficacy for 11114.   The data from the efficacy work performed show that daily or every other day dosing with the compound protects against oxidative stress, improves performance on behavioral tests, and mitigates dopamine depletion in the 6-hyroxydopamine model of Parkinson's disease in restorative manner.   These results validate 11114's efficacy in the MPTP mouse model and suggest that the drug can be given after symptom onset after a 6-hydorydopamine lesion in rats to achieve neuroprotection.   Further, administration of 11114 every other day reduced oxidative stress and protected against behavioral deficits and loss of striatal dopaminergic neurons in the Substantia Nigra Pars Compacta ("SNPc").  Parkinson's disease is characterized by the death of neurons in the SNPc.  Currently available treatments for Parkinson's lessen the symptoms for some time, but there remains a great need for more effective therapies, such as 11114, that have shown the potential to protect against the loss of dopaminergic neurons.  11114 readily crosses the blood brain barrier, and daily or every other day treatment prevents oxidative stress and protects against oxidative stress, neuron loss and behavioral deficits in both a rat and mouse model of Parkinson's disease.
Prior to receiving the funding for this program, we filed a new composition of matter and use patent for AEOL11114.  In October 2015, the Company received notice of allowance of a composition of matter patent from the European Patent Office.  In March 2016, we received notice of allowance of a composition of matter patent from the Japanese Patent Office.
Future Development Plans
We plan to complete the necessary pre-clinical work that will allow us to file an IND and initiate Phase I studies in Parkinson's disease in 2017.
Funding Options
We expect our own capital will be used to fund part of the future costs of this program, including amounts to fund the pre-clinical work necessary to file an IND for 11114. We will also seek non-dilutive capital sources and pursue potential partnership opportunities to fund the human clinical studies of 11114 for Parkinson's disease.
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

Pursuant to the BARDA Contract we were awarded approximately $10.4 million for the base period of the contract (from February 2011 to April 2012). On April 16, 2012, we announced that BARDA had exercised two options under the BARDA Contract worth approximately $9.1 million. On September 17, 2013, we announced that BARDA had exercised $6.0 million in additional contract options. On May 7, 2014, we announced that BARDA had exercised a Contract Modification worth approximately $1.8 million.  The Contract Modification allowed Aeolus to reconcile actual costs incurred with billings under the original provisional indirect billing rate. It established a new provisional indirect billing rate and placed a cap on the current and future provisional indirect billing rates.   On June 26, 2015, we announced that BARDA had exercised $3.0 million in additional contract options under its advanced research and development contract for 10150. On February 8, 2016, BARDA exercised a Contract Modification worth approximately $0.1 million. On May 25, 2016, we announced that BARDA had exercised a Contract Modification worth approximately $0.4 million.  The purpose of the Contract Modification was to provide funding to complete a pharmacometric analysis of data from all completed animal efficacy studies of 10150 to determine optimal dose, dose frequency and duration of treatment.  The total contract value exercised as of September 30, 2016 is approximately $30.8 million.  We may receive up to an additional $87.6 million in options exercisable over the remainder of the BARDA Contract.  Options are exercised based on the progress of the development program, including the completion of clinical trials or manufacturing tasks under previously exercised options.

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

On July 29, 2013, we presented the results and deliverables that had been produced during the first 28 months of the contract at an "In-Progress Review" meeting with BARDA, and requested the exercise of additional contract options.

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

On September 22, 2014, we received notice from the FDA that the Phase I safety study in healthy normal volunteers proposed in its IND for Lung-ARS had been placed on clinical hold. On February 22, 2016, we announced that the FDA had removed the clinical hold and allowing us to proceed with the planned Phase I study.

On April 23, 2015, the Company executed a Modification of Contract (the "Modification") with BARDA.  The purpose of the Modification is to add funding in the amount of $1,021,000 for the purpose of funding ongoing murine efficacy, pharmacokinetic and ADME studies and project management.

On June 26, 2015 we announced that BARDA had exercised one option under the BARDA Contract worth approximately $1,989,000 for the purpose of funding laboratory work suggested by the FDA. The funds will also support ongoing project management.

On February 8, 2016, BARDA exercised a Contract Modification worth approximately $0.1 million. The purpose of the Contract Modification was to provide additional funding for ongoing drug stability studies.

On May 25, 2016, we announced that BARDA had exercised a Contract Modification worth approximately $0.4 million.  The purpose of the Modification was to provide funding to complete a pharmacometric analysis of data from all completed animal efficacy studies of 10150 to determine optimal dose, dose frequency and duration of treatment.

As of September 30, 2016, the total contract value exercised by BARDA under the BARDA Contract is $30.8 million.

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

Our anti-inflammatory/anti-infective program is designed to:
•	Utilize a selective detoxification pathway that preserves host defense and limits inflammation
•	Create and develop stable, small molecules so that they:
o	Maintain pathogen killing with less off target damage,
o	Provide faster resolution of inflammation,
o	Decrease irreversible injury and oxidative stress, and
o	Produce candidates that are orally available, stable and inexpensive to manufacture.

Our most advanced anti-infective compound, AEOL 20415, is an orally-available, small molecule that has shown the ability to reduce inflammation and to kill bacteria.  A patent application for 20415 was filed in April 2015, and in-vitro studies have been completed to demonstrate 20415's activity against BC and PA.  A mouse study testing 20415's anti-infective and anti-inflammatory ability should be completed in the first quarter of 2017.   If the data confirms the positive in-vitro activity, we intend to initiate the pre-clinical work necessary to file an IND for this compound with an initial indication of Cystic Fibrosis.
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
University of Colorado
In April 2015, we obtained an exclusive worldwide license from UC to develop, make, use and sell products using proprietary information and technology developed at UC for the treatment of Parkinson's disease or any other indication.  There are no milestone payments under the licensing agreement. In addition, we must make royalty payments to UC under this license agreement ranging in the low-single digits as a percentage of all net sales, sublicensing fees, milestone payments and sublicense royalties that we receive from sublicenses granted by us pursuant to this license agreement. We are also obligated to pay patent filing, prosecution, maintenance and defense costs. This UC license agreement is terminable by UC in the event of breach and otherwise expires when the last licensed patent expires.
Research and Development Expenditures

Expenditures for research and development activities were $2,881,000 and $3,509,000 during the years ended September 30, 2016 and 2015, respectively. Research and development expenses for fiscal 2016 and 2015 related primarily to the advancement of our lead compound, 10150.

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

Marketing
Our potential products are being developed for large therapeutic markets. We believe these markets are best approached by partnering with established biotechnology or pharmaceutical companies that have broad sales and marketing capabilities. We are pursuing collaborations of this type as part of our search for development partners. However, we may not be able to enter into any marketing arrangements for any of our products on satisfactory terms or at all.
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
On April 15, 2015, we announced that we had filed a provisional patent application with the United States Patent Office for a new series of compounds demonstrating anti-microbial and anti-inflammatory action. The compounds were developed by Brian J. Day, PhD at NJH as a result of an Aeolus-sponsored research grant. We also announced that we have obtained a worldwide, exclusive license to develop the compounds from NJH.
On November 2, 2015 we announced that we had received notice of allowance of a composition of matter patent for 11114 from the European Patent Office. On April 18, 2016 we announced that the European Patent Office had issued the composition of matter patent for 11114.  On the same date, we announced that we had received a notice of allowance from the Japanese Patent Office for 11114.  This new compound has demonstrated neuro-protective activity in models of Parkinson's disease and other indications. The compounds were invented by Brian J. Day, PhD at NJH and Manisha Patel, PhD at UC in collaboration with Aeolus Pharmaceuticals, and have been tested and developed by Dr. Patel under two research grants from MJFF.  Aeolus has obtained worldwide, exclusive licenses to develop the compounds from NJH and UC.
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
ARCA biopharma, Inc. is developing bucindolol under the trade name Gencaro as a beta-blocker and mild vasodilator for the treatment of atrial fibrillation in patients with heart failure and left ventricular dysfunction. ARCA biopharma, Inc. is headquartered in Broomfield, Colorado. The future development of Gencaro is uncertain. In the event that Gencaro is approved for sale, however, CPEC may be owed royalties on sales. There can be no guarantees, however, that Gencaro will ever be approved or sold or achieve sufficient revenues to generate royalties.
Employees

At December 20, 2016, we had four full-time employees and no part time employees. None of our employees is represented by a labor union. In addition to our employees, we utilize a team of consultants and subcontractors to perform key functions for us.
Executive Officers
Our executive officers and their ages as of December 20, 2016 were as follows:
Name	Age	Position(s)

David Cavalier	47	Chairman of the Board, Chief Financial Officer
John L. McManus	52	President and Chief Executive Officer

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

We have incurred significant historical losses and had an accumulated deficit of approximately $190,189,000 as of September 30, 2016. During the years ended September 30, 2016 and 2015, we incurred losses of $3,558,000 and $2,628,000, respectively. Our operating losses have been due primarily to our expenditures for research and development on our drug candidates and for general and administrative expenses and our lack of significant, or sufficient, revenues to offset all of the expenditures. We are likely to continue to incur operating losses until such time, if ever, that we generate significant recurring revenues from product sales, whether to the U.S. government for the Strategic National Stockpile or to the general healthcare community for commercial indications, like oncology, epilepsy or Parkinson's disease. We anticipate it will take a minimum of two years (and possibly longer) for us to generate recurring revenues. We expect that it will take at least that long before the development of any of our licensed, or other current potential, products is completed, marketing approvals are obtained from the FDA and commercial sales of any of these products can begin, or that we might receive a procurement from the U.S. Government following a pre-Emergency Use Authorization application or Animal Rule Approval.

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

As of September 30, 2016, we had cash of approximately $3,155,000. During fiscal year 2016, our monthly cash requirements to operate our business that are not reimbursed under the BARDA Contract were approximately $206,000. However, this historical cash burn does not include amounts described herein whereby we expect that our own capital will be used to fund part of the future costs of ongoing commercial development programs to the extent they are not funded by the BARDA Contract. To the extent we do not have sufficient cash to fund our working capital requirements, we may not be able to pay our payables timely, which may cause vendors to cease providing services to us, and we may not be able to advance certain, if not all, development programs.

In order to fund on-going operating cash requirements, or to accelerate or expand our oncology and other programs we will need to raise significant additional funds. We are continuously considering additional strategic and financial options available to us, including public or private equity offerings, debt financings or collaboration arrangements. If we raise additional funds by issuing equity securities, our stockholders will experience dilution of their ownership interest. Debt financings, if available, may involve restrictive covenants and require significant interest payments. If we do not receive additional financing to fund our operations not reimbursed under the BARDA Contract, or if BARDA does not exercise any additional options under the BARDA Contract, and we are unable to raise sufficient capital for operations, we would have to discontinue some or all of our activities, merge with or sell, lease or license some or all of our assets to another company, or cease operations entirely, and our stockholders might lose all or part of their investments.

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

Our likelihood of achieving profitability will depend on numerous factors, including success in:
•	developing our existing drug candidates and developing and testing new drug candidates;
•	protecting our intellectual property;
•	establishing our competitive position;
•	achieving third-party collaborations;
•	receiving regulatory approvals;
•	manufacturing and marketing products; and
•	receiving government funding and identifying new government funding opportunities.

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

As of September 30, 2016, we had an accumulated deficit of $190,189,000 from our research, development and other activities. We have not generated material revenues from product sales and do not expect to generate product revenues sufficient to support us for at least several more years.  As a result, we may not be successful in obtaining sufficient financing on commercially reasonable terms, or at all. Our requirements for additional capital may be substantial and will be dependent on many factors, including the success of our research and development efforts, our ability to commercialize and market products, our ability to successfully pursue our licensing and collaboration strategy, the receipt of government funding, competing technological developments, costs associated with the protection of our intellectual property and any future change in our business strategy.

Our research and development ("R&D") activities are at an early stage and therefore might never result in viable products.

Our research and development program is in the early stages of development, involves unproven technology, requires significant further R&D and regulatory approvals and is subject to the risks of failure inherent in the development of products or therapeutic procedures based on innovative technologies. These risks include the possibilities that:

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

Our ability to advance our commercialization objectives may be limited by limitation on our access to capital and the absence of any internal marketing capabilities and external marketing arrangements.

In light of the limited number of employees we currently have, our limited resources, and the early stage of our commercial development efforts, our future success may be limited.  In addition, there are significant uncertainties as to our ability to access potential sources of capital, and we may not be able to enter into industry partner collaborations that would provide us with liquidity sources on terms acceptable to us, or at all. These uncertainties may be due to a variety of factors, including evolving or adverse conditions in the pharmaceutical industry or in the economy in general or based on the prospects of our commercial programs. Even if we are successful in obtaining collaboration for our commercial programs, we may have to relinquish rights to technologies, product candidates or markets that we might otherwise develop ourselves. These same risks apply to any attempt to out-license our compounds. Finally, our product candidates are being developed for large therapeutic markets. We believe these markets are best approached by partnering with established biotechnology or pharmaceutical companies that have broad sales and marketing capabilities. We are pursuing marketing collaborations of this type as part of our search for development partners. However, we may not be able to enter into any marketing arrangements for any of our products on satisfactory terms or at all.
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

Numerous factors could affect the timing, cost or outcome of our drug development efforts, including the following:

•	difficulty in securing research laboratories to conduct research activities;
•	difficulty in securing centers to conduct trials;
•	difficulty in enrolling patients in conformity with required protocols or projected timelines;
•	unexpected adverse reactions by patients in trials;
•	difficulty in obtaining clinical supplies of the product;

•	changes in the FDA's or other regulatory body's requirements for our testing during the course of that testing;
•	inability to generate statistically significant data confirming the efficacy of the product being tested;
•	modification of the drug during testing; and
•	reallocation of our limited financial and other resources to other clinical programs.

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

We have exclusive worldwide rights to our antioxidant small molecule technology through license agreements with Duke, NJH and UC. Each license generally may be terminated by the licensor if we fail to perform our obligations under the agreement, including obligations to develop the compounds and technologies under license. If terminated, we would lose the right to develop the products, which could adversely affect our business, prospects, financial condition and results of operations. The license agreements also generally require us to meet specified milestones or show reasonable diligence in development of the technology. If disputes arise over the definition of these requirements or whether we have satisfied the requirements in a timely manner, or if any other obligations in the license agreements are disputed by the other party, the other party could terminate the agreement, and we could lose our rights to develop the licensed technology.

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

During the fiscal years ended September 30, 2016 and 2015, we received 100% of our revenues from our agreement with BARDA, for the development of 10150 as a MCM against Lung-ARS. These revenues have funded some of our personnel and other R&D costs and expenses. Pursuant to the BARDA Contract we were awarded approximately $10.4 million for the base period of the contract (from February 2011 to April 2012). On April 16, 2012, we announced that BARDA had exercised two options under the BARDA Contract worth approximately $9.1 million. On September 17, 2013, we announced that BARDA had exercised $6.0 million in additional contract options. On May 7, 2014, we announced that BARDA had exercised a Contract Modification worth approximately $1.8 million.  The Contract Modification allowed Aeolus to reconcile actual costs incurred with billings under the original provisional indirect billing rate. It established a new provisional indirect billing rate and placed a cap on the current and future provisional indirect billing rates.   On June 26, 2015, we announced that BARDA had exercised $3.0 million in additional contract options under its advanced research and development contract for 10150.  On May 25, 2016, we announced that BARDA had exercised a Contract Modification worth approximately $0.4 million.  The purpose of the Modification was to provide funding to complete a pharmacometric analysis of data from all completed animal efficacy studies of 10150 to determine optimal dose, dose frequency and duration of treatment.  The total contract value exercised as of September 30, 2016 is approximately $30.8 million, of which $30.6 million has been billed.  We may receive up to an additional $87.6 million in options exercisable over the remainder of the BARDA Contract.  Options are exercised based on the progress of the development program, including the completion of clinical trials or manufacturing tasks under previously exercised options.

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

As of September 30, 2016, we had four full-time employees. We utilize consultants to assist with our operations and are highly dependent on the services of our executive officers. We do not maintain "key person" life insurance on any of our personnel. We also are dependent on our collaborators for our research and development activities. The loss of key executive officers or collaborators could delay progress in our research and development activities or result in their termination entirely.

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

Government contracts customarily contain provisions that give the government substantial rights and remedies, many of which are not typically found in commercial contracts, including provisions that allow the government to:
•	terminate existing contracts, in whole or in part, for any reason or no reason;
•	unilaterally reduce or modify contracts or subcontracts, including equitable price adjustments;
•	cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;
•	decline to exercise an option to renew a contract;
•	exercise an option to purchase only the minimum amount specified in a contract;
•	decline to exercise an option to purchase the maximum amount specified in a contract;
•	claim rights to products, including intellectual property, developed under the contract;

•	take actions that result in a longer development timeline than expected;
•	audit and object to the contractor's contract-related costs and fees, including allocated indirect costs;
•	direct the course of a development program in a manner not chosen by the government contractor;
•	suspend or debar the contractor from doing business with the government or a specific government agency;
•	pursue criminal or civil remedies under the False Claims Act and False Statements Act; and
•	control or prohibit the export of products.

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

As of September 30, 2016, Xmark Opportunity Partners, LLC ("Xmark") possessed voting power over 97,214,694 shares, or 63.9%, of our outstanding common stock as of such date, through its management of Goodnow Capital, L.L.C. ("Goodnow"), Xmark Opportunity Fund, L.P., Xmark Opportunity Fund, Ltd. and Xmark JV Investment Partners, LLC (collectively, the "Xmark Funds"),. As a result, Xmark is able to determine a significant part of the composition of our board of directors, holds significant voting power with respect to matters requiring stockholder approval and is able to exercise significant influence over our operations. The interests of Xmark may be different than the interests of other stockholders on these and other matters. This concentration of ownership also could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could reduce the price of our common stock.

David Cavalier, an employee and our Chairman of the board of directors and Mitchell D. Kaye, a Director, are affiliated with Xmark, which possessed voting power of 63.9% of our outstanding common stock as of September 30, 2016.  Accordingly, Mr. Cavalier and Mr. Kaye currently have, and will continue to have, a significant influence over the outcome of all corporate actions requiring stockholder approval.

Our executive officers and directors and holders of greater than five percent of our outstanding common stock, together with entities that may be deemed affiliates of, or related to, such persons or entities, beneficially owned greater than 74% of our outstanding common stock as of September 30, 2016.  As a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. The interests of our current major stockholders may not always coincide with the interests of other stockholders and they may take actions to advance their respective interests to the detriment of other stockholders.

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

As of September 30, 2016, we had 152,085,825 shares of common stock outstanding. We may grant to our employees, directors and consultants, options to purchase shares of our common stock under our 2016 Stock Incentive Plan. In addition, as of September 30, 2016, options to purchase 12,204,000 shares were outstanding at exercise prices ranging from $0.19 to $1.19 per share, with a weighted average exercise price of $0.38 per share, and 25,000,000 shares were reserved for issuance under the 2016 Stock Incentive Plan. In addition, as of September 30, 2016, warrants to purchase 52,947,877 shares of common stock were outstanding at exercise prices ranging from $0.22 to $0.49 per share, with a weighted exercise price of $0.23 per share.

Substantial blocks of our total outstanding common stock may be sold into the market through this registration statement.  If there are substantial sales of shares of our common stock, the price of our common stock could decline.

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders. As of the date of this prospectus, substantially all of our outstanding common stock and substantially all common stock underlying outstanding warrants and Series C Convertible Preferred Stock are covered by this registration statement and/or otherwise freely tradeable without restrictions or further registration under the Securities Act. The market price of our common stock could decline as a result of the sale of a substantial number of our common stock or due to the perception in the market that the holders of a large number of shares intend to sell their common stock.

Our common stock is not listed on a national securities exchange, is illiquid and is characterized by low and/or erratic trading volume, and the intraday per share price of our common stock has fluctuated from $0.15 to $0.50 during the last two fiscal years.

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

Historically, the public market for our common stock has been characterized by low and/or erratic trading volume, often resulting in price volatility. For the fiscal year ended September 30, 2016 the average daily trading volume for our common stock was approximately 30,000 shares.  In addition, the price of our common stock has been volatile.  Our common stock had a closing price of $0.25 on October 1, 2015 and ended fiscal year 2016 at a closing price of $0.19.  During the twelve month period ended September 30, 2016, our common stock had a low closing price of $0.15, which occurred on July 5, 2016, and had a high closing price of $0.30, which occurred on November 30, 2015.

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
 From time to time we are subject to various lawsuits and claims with respect to matters arising out of the normal course of our business. Due to the uncertainty of the ultimate outcome of these matters, the impact on future financial results is not subject to reasonable estimates. As of December 20, 2016, the Company was not a party to any lawsuits or subject to any claims.

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
	High	Low
Fiscal Year Ended September 30, 2015

October 1, 2014 through December 31, 2014	$0.29	$0.20
January 1, 2015 through March 31, 2015	$0.35	$0.21
April 1, 2015 through June 30, 2015	$0.41	$0.28
July 1, 2015 through September 30, 2015	$0.32	$0.22

Fiscal Year Ended September 30, 2016

October 1, 2015 through December 31, 2015	$0.30	$0.17
January 1, 2016 through March 31, 2016	$0.25	$0.16
April 1, 2016 through June 30, 2016	$0.20	$0.15
July 1, 2016 through September 30, 2016	$0.50	$0.15

Approximate Number of Equity Security Holders
As of December 20, 2016 the number of record holders of our common stock was 125, and we estimate that the number of beneficial owners was approximately 4,200.
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
Not applicable.
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
Our lead compound, AEOL 10150 ("10150"), is being developed:
•	as a MCM for the pulmonary and delayed effects of acute radiation exposure under contract with the U.S Government
•	as a MCM for exposure to chemical gas and nerve gas exposure with grant funding from the U.S. Government
•	as a treatment for idiopathic pulmonary fibrosis
•	as a treatment for the side effects of radiation therapy for solid tumors in oncology
Our other development programs include:
•	development AEOL 11114B ("11114") as a treatment for Parkinson's disease
•	development of AEOL 20415 ("20415") as a treatment for infectious disease
We have reported positive safety results from two Phase I clinical trials of 10150 with no serious adverse events noted.
We had a net loss of $3,558,000 and $2,628,000 for the fiscal years ended September 30, 2016 and 2015, respectively. We had an accumulated deficit of approximately $190,189,000 at September 30, 2016. We have not yet generated any revenue from product sales and we cannot provide assurances that we will receive any product revenue from non-government sales in the foreseeable future, if at all.

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
Pursuant to the BARDA Contract we were awarded approximately $10.4 million for the base period of the contract (from February 2011 to April 2012). On April 16, 2012, we announced that BARDA had exercised two options under the BARDA Contract worth approximately $9.1 million. On September 17, 2013, we announced that BARDA had exercised $6.0 million in additional contract options. On May 7, 2014, we announced that BARDA had exercised a Contract Modification worth approximately $1.8 million.  The Contract Modification allowed Aeolus to reconcile actual costs incurred with billings under the original provisional indirect billing rate. It established a new provisional indirect billing rate and placed a cap on the current and future provisional indirect billing rates.   On June 26, 2015, we announced that BARDA had exercised $3.0 million in additional contract options under its advanced research and development contract for 10150.  On May 25, 2016, we announced that BARDA had exercised a Contract Modification worth approximately $0.4 million.  The purpose of the Modification was to provide funding to complete a pharmacometric analysis of data from all completed animal efficacy studies of 10150 to determine optimal dose, dose frequency and duration of treatment.  The total contract value exercised as of September 30, 2016 is approximately $30.8 million, of which $30.6 million has been billed.  We may receive up to an additional $87.6 million in options exercisable over the remainder of the BARDA Contract.  Options are exercised based on the progress of the development program, including the completion of clinical trials or manufacturing tasks under previously exercised options.
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

Among the key deliverables accomplished in the program, we delivered a final report on the survival data from our  efficacy study in non-human primates, prepared a Fast Track filing for AEOL 10150 in Lung-ARS, completed murine extended natural history, duration of treatment and delayed treatment studies,  completed studies to identify biomarkers for use in Lung-ARS studies,  completed additional pharmacokinetic pharmacodynamics work and completed an absorption, distribution, metabolism and excretion ("ADME") study in the new formulation for AEOL 10150, manufactured pilot scale batches of bulk drug substance and final drug product, and generated stability data on the new bulk drug substance and new final drug product.

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

Results of Operations
Fiscal Year Ended September 30, 2016 Compared to Fiscal Year Ended September 30, 2015
We had a net loss of $3,558,000 for the fiscal year ended September 30, 2016, versus a net loss of $2,628,000 for the fiscal year ended September 30, 2015.
Revenue for the fiscal year ended September 30, 2016 was approximately $2,076,000, compared to $3,111,000 revenue for the fiscal year ended September 30, 2015. The revenue is from the collaboration with BARDA announced on February 11, 2011. Since being awarded the BARDA Contract, we generate contract revenue from a cost-plus fee arrangement. Revenues on reimbursable contracts are recognized as costs are incurred, based on allowable costs incurred during the period, plus any recognizable earned fee. We consider fixed fees under cost-plus fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract.  Revenue was higher in the prior year primarily due to the timing of work related to the BARDA contract.

Research and Development
Research and development expenses decreased by $628,000, or 18%, to approximately $2,881,000 for the fiscal year ended September 30, 2016 from approximately $3,509,000 for the fiscal year ended September 30, 2015. R&D expenses were lower during the fiscal year ended September 30, 2016 versus September 30, 2015 due to the timing of work related to the BARDA Contract. For the fiscal year ended September 30, 2016, Preclinical fees decreased by $1,087,000 primarily due to costs associated with the BARDA Contract. Consultant expenses increased about $118,000 in 2016 over the comparable period in 2015 due to a $173,000 increase in non-BARDA related work offset by a $55,000 decrease in costs associated with the BARDA contract.  Patent expenses increased about $269,000. We currently have 8 development programs in progress: studies of 10150 as a medical countermeasure against the effects of radiation on the lungs, against the effects of sulfur mustard gas and chlorine gas on the lungs, against the effects of radiation on the lungs, against the effects of nerve gas exposure, as a treatment for cancer, as a treatment for IPF and studies of 11114B, 11203 and 11207 as potential treatments for Parkinson's disease and epilepsy.
R&D expenses for our antioxidant program have totaled approximately $65,439,000 from inception through September 30, 2016. Because of the uncertainty of our research and development and clinical studies, we are unable to predict the total level of spending on the program or the program completion date. Future R&D expenses will be determined primarily by the exercise of options under the BARDA contract and the possible initiation of human clinical studies in oncology.  We anticipate that much of the R&D expense, except for the possible oncology studies, will be reimbursed by the BARDA Contract.
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
G&A expenses increased approximately $240,000, or 11%, to approximately $2,468,000 for the fiscal year ended September 30, 2016 from about $2,228,000 for the fiscal year ended September 30, 2015. Legal expense increased by about $102,000 as a result of higher SEC filing and financing costs. Board of Director fees increased by about $56,000.
Other Income or Expense
Other Expense increased approximately $283,000 to approximately $285,000 for the fiscal year ended September 30, 2016, from $2,000 for the fiscal year ended September 30, 2015 as a result of amortization of discount on note payable to shareholders.

Liquidity and Capital Resources
As of September 30, 2016, we had approximately $3,155,000 of cash and cash equivalents, an increase of $3,061,000 from September 30, 2015. The increase in cash was primarily due to our 2015 capital raise, which was offset by cash used in operations. In order to fund on-going operating cash requirements, or to accelerate or expand our oncology and other programs, we may need to raise significant additional funds.
We had a net loss of $3,558,000 for the fiscal year ended September 30, 2016, compared to a net loss of $2,628,000 for the fiscal year ended September 30, 2015. For the same periods, we had cash outflows from operations of approximately $3,109,000 and $2,443,000, respectively, with the outflows increasing in 2016 due to lower revenue from BARDA.
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
Under the BARDA Contract, substantially all of the costs of the development of 10150 as a medical countermeasure for pulmonary injuries resulting from an acute exposure to radiation from a radiological/nuclear accident or attack, particularly injuries associated with ARS or DEARE could be paid for by the U.S. government through BARDA funding. We recognized approximately $2,076,000 in revenue during the fiscal year ended September 30, 2016 related to the BARDA Contract.

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

2015 Capital Raise

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
We completed our corporate reorganization on November 20, 2003. The reorganization involved the merger of our former parent company into one of our wholly owned subsidiaries. Subsequent to our 2003 reorganization, we completed a number of equity and debt financings, the majority of which included Xmark as investors. As of September 30, 2016, Xmark Opportunity Partners, LLC, through its management of Goodnow and the Xmark Funds, and through the Xmark Voting Trust and options held by David Cavalier, an affiliate of Xmark and the Chairperson of our Board of Directors, had voting power over 63.9% of our outstanding common stock and had beneficial ownership, calculated based on SEC requirements, of approximately 64.1% of our common stock. As a result of this significant ownership, Xmark Opportunity Partners, LLC and its affiliates is able to control future actions voted on by our stockholders.
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
Market Risk
Our exposure to market risk is presently limited to the interest rate sensitivity of our cash and cash equivalents, which is affected by changes in the general level of U.S. interest rates. However, we believe that we are not subject to any material market risk exposure and do not expect that changes in interest rates would have a material effect upon our financial position. A hypothetical 10% change in interest rates would not have a material effect on our Statement of Operations or Cash Flows for the fiscal year ended September 30, 2016. We do not have any foreign currency or other derivative financial instruments as of September 30, 2016.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Aeolus Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheet of Aeolus Pharmaceuticals, Inc. (the "Company") as of September 30, 2016, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended September 30, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aeolus Pharmaceuticals, Inc. as of September 30, 2016, and the consolidated results of its operations and its cash flows for the year ended September 30, 2016 in conformity with accounting principles generally accepted in the United States of America.

/s/ HASKELL & WHITE LLP
Irvine, California
December 20, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Aeolus Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Aeolus Pharmaceuticals, Inc. (the "Company") as of September 30, 2015, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aeolus Pharmaceuticals, Inc. as of September 30, 2015, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
San Diego, California
December 18, 2015

AEOLUS PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
 (DOLLARS IN THOUSANDS)
	September 30,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$3,155	$94
Accounts receivable	750	1,585
Deferred subcontractor cost	—	21
Prepaid expenses and other current assets	230	45
Total current assets	4,135	1,745

Investment in CPEC LLC	32	32
Total assets	$4,167	$1,777

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$972	$1,598
Deferred revenue	—	22
Notes payable to shareholders, net of debt discount of $273	—	727
Notes payable to shareholders redemption liability	—	275
Total current liabilities	972	2,622

Total liabilities	972	2,622

Commitments and Contingencies (Notes E, J, K, and L)

Stockholders' equity (deficit):
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized:
Series A nonredeemable convertible preferred stock, 1,250,000 shares authorized as of September 30, 2016 and 2015, respectively; no shares issued and outstanding as of September 30, 2016 and 2015, respectively	—	—
Series B nonredeemable convertible preferred stock, 1,600,000 and 1,600,000 shares authorized as of September 30, 2016 and 2015, respectively; zero and 526,080 shares issued and outstanding as of September 30, 2016 and 2015, respectively	—	5
Series C nonredeemable convertible preferred stock, 5,000 and zero shares authorized as of September 30, 2016 and September 30, 2015, respectively; 4,500 and zero shares issued and outstanding as of September 30, 2016 and September 30, 2015, respectively	—	—
Common stock, $0.01 par value per share, 200,000,000 shares authorized; 152,085,825 and 135,930,068 shares issued and outstanding at September 30, 2016 and 2015, respectively	1,520	1,359
Additional paid-in capital	191,863	184,421
Accumulated deficit	(190,188)	(186,630)
Total stockholders' equity (deficit)	3,195	(845)
Total liabilities and stockholders' equity (deficit)	$4,167	$1,777

The accompanying notes are an integral part of these consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (IN THOUSANDS, EXCEPT PER SHARE DATA)
	Fiscal Year Ended September 30,
	2016	2015
Revenue:
Contract revenue	$2,076	$3,111

Costs and expenses:
Research and development	2,881	3,509
General and administrative	2,468	2,228
Total costs and expenses	5,349	5,737

Loss from operations	(3,273)	(2,626)
Interest expense	285	2
Net loss	(3,558)	(2,628)
Deemed dividend on Series C preferred stock	2,486	—
Net loss attributable to common stockholders	$(6,044)	$(2,628)

Net loss attributable to common stockholders – basic	$(6,044)	$(2,628)
Net loss attributable to common stockholders – diluted	$(6,044)	$(2,628)

Basic net loss per common share	$(0.04)	$(0.02)
Diluted net loss per common share	$(0.04)	$(0.02)

Weighted average common shares outstanding:
Basic	148,668	135,883
Diluted	148,668	135,883

The accompanying notes are an integral part of these consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
 (DOLLARS IN THOUSANDS)
	Series B		Series C		Common
	Pref. Stock		Pref. Stock		Stock		Additional		Stockholders'
		Par		Par		Par	Paid-in	Accumulated	Deficit
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	(Equity)
Balance at September 30, 2014	526,080	$5	—	$—	135,850,068	$1,359	$184,223	$(184,002)	$1,585
Exercise of warrants	—	—	—	—	80,000	—	20	—	20
Issuance of warrants to consultants	—	—	—	—	—	—	14	—	14
Stock-based compensation	—	—	—	—	—	—	164	—	164
Net loss for the fiscal year ended September 30, 2015	—	—	—	—	—	—	—	(2,628)	(2,628)
Balance at September 30, 2015	526,080	5	—	—	135,930,068	1,359	184,421	(186,630)	(845)
Common stock sales, net of issuance costs of $242	—	—	—	—	10,215,275	102	1,903	—	2,005
Preferred stock sales, net of issuance costs of $335	—	—	4,500	—	—	—	4,165	—	4,165
Conversion of notes payable to shareholders	—	—	—	—	5,414,402	54	1,233	—	1,287
Conversion of Series B Preferred to common stock	(526,080)	(5)	—	—	526,080	5	—	—	—
Stock-based compensation	—	—	—	—	—	—	141	—	141
Net loss for the fiscal year end September 30, 2016	—	—	—	—	—	—	—	(3,558)	(3,558)
Balance at September 30, 2016	—	$—	4,500	$—	152,085,825	$1,520	$191,863	$(190,188)	$3,195

The accompanying notes are an integral part of these consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (IN THOUSANDS)
	Fiscal Year Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(3,558)	$(2,628)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on notes payable to shareholders	285	—
Accrued interest	—	2
Noncash compensation	141	178
Change in assets and liabilities:
Accounts receivable	835	(26)
Deferred subcontractor cost	21	405
Prepaid expenses and other current assets	(185)	1
Accounts payable and accrued expenses	(626)	46
Deferred revenue	(22)	(421)
Net cash used in operating activities	(3,109)	(2,443)

Cash flows from financing activities:
Proceeds from exercise of common stock warrants	—	20
Proceeds from issuance of notes payable to shareholders	—	1,000
Proceeds from issuance of common stock and common stock warrants, net	2,005	—
Proceeds from issuance of preferred stock and preferred stock warrants, net	4,165	—
Net cash provided by financing activities	6,170	1,020

Net increase (decrease) in cash and cash equivalents	3,061	(1,423)

Cash and cash equivalents at beginning of year	94	1,517
Cash and cash equivalents at end of year	$3,155	$94

Supplemental disclosure of non-cash financing activities:
Conversion of notes payable to shareholders for common stock and warrants	$1,000	$—
Conversion of accrued interest on notes payable to shareholders for common stock and warrants	$12	$—
Issuance of warrants for financing costs	$266	$—
Deemed dividend on Series C preferred stock	$2,486	$—
Notes payable to shareholders redemption liability	$—	$275

The accompanying notes are an integral part of these consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2016 and 2015
A. Organization and Business
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
Cash and Cash Equivalents
The Company invests available cash in short-term bank deposits. Cash and cash equivalents include investments with maturities of three months or less at the date of purchase. The carrying value of cash and cash equivalents approximate their fair market value at September 30, 2016 and 2015 due to their short-term nature. Also, the Company maintains cash balances with financial institutions in excess of federally insured limits. The Company does not anticipate any losses with such cash balances.
Significant customers and accounts receivable
For the years ended September 30, 2016 and 2015, the Company's only customer was BARDA. For the years ended September 30, 2016 and 2015, revenues from BARDA comprised 100% of total revenues. As of September 30, 2016 and 2015, the Company's receivable balances were comprised 100% from this customer. Unbilled accounts receivable, included in accounts receivable, totaling $490,000 and $589,000 as of September 30, 2016 and 2015, respectively, relate to work that has been performed, though invoicing has not yet occurred. All of the unbilled receivables are expected to be billed and collected within the next year. Accounts receivable are stated at invoice amounts and consists of amounts due from the BARDA Contract. If necessary, the Company records a provision for doubtful receivables to allow for any amounts which may be unrecoverable. This provision is based upon an analysis of the Company's prior collection experience, customer creditworthiness and current economic trends. As of September 30, 2016 and 2015, an allowance for doubtful accounts was not recorded as the collection history from the Company's customers indicated that collection was probable.

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

Aeolus estimates subcontractor costs, materials and related revenue for some vendors when invoices are not received timely. Management receives regular updates from our subcontractors regarding estimated completion of individual projects. Management evaluates the status of each project with respect to budgeted work completed, actual work completed, and cost of actual work completed. Management is required to provide BARDA with monthly reports in addition to our bi-weekly conference calls with BARDA regarding the progress of each project.

In addition, Aeolus receives a fixed fee on consultant labor and subcontract labor under the BARDA Contract, which is unconditionally earned as allowable costs are incurred and is not contingent on success factors. Reimbursable costs under this BARDA Contract, including the fixed fee, are generally recognized as revenue in the period the reimbursable costs are incurred and become billable.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, debt, and redemption liability, approximate their fair values due to their short maturities.

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

The redemption liability, discussed further at Note F. Debt, was measured at fair value on a recurring basis as of September 30, 2015 and is summarized below (in thousands):

Fair value at September 30, 2015
Level 1	Level 2	Level 3
$—	$275	$—

The Company had no assets or liabilities that were measured at fair value on a recurring basis as of September 30, 2016.

The following table summarizes, as of September 30, 2016, the redemption liability activity subject to Level 2 inputs which are measured on a recurring basis:

Fair value measurement of redemption liability
Balance at September 30, 2015	$275
Conversion of convertible promissory notes with redemption feature	(275)
Change in fair value of redemption liability	—
Balance at September 30, 2016	$—

Research and Development
Research and development costs are expensed in the period incurred.
Leases
The Company leases office space and office equipment under month to month operating lease agreements. For the years ended September 30, 2016 and 2015, total rent expense was approximately $42,000 and $42,000, respectively.
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

Net Income (Loss) Per Common Share
The Company computes basic net income (loss) per weighted average share attributable to common stockholders using the weighted average number of shares of common stock outstanding during the period. The Company computes diluted net income (loss) per weighted average share attributable to common stockholders using the weighted average number of shares of common and dilutive potential common shares outstanding during the period. Potential common shares outstanding consist of stock options, warrants and convertible preferred stock using the treasury stock method and are excluded if their effect is anti-dilutive. Diluted weighted average common shares did not include any incremental shares for the fiscal year ended September 30, 2016 and 2015. Diluted weighted average common shares excluded incremental shares from common and preferred shares and warrants of approximately 85,606,000 and 29,536,000 for the fiscal year 2016 and 2015, respectively, due to their anti-dilutive effect.
	In thousands, except per share data
	Fiscal Year Ended September 30,
	2016	2015
Numerator:
Net loss	$(3,558)	$(2,628)
Less deemed dividend on Series C preferred stock	(2,486)	—
Net loss attributable to common stockholders – basic	$(6,044)	$(2,628)

Net loss attributable to common stockholders – diluted	$(6,044)	$(2,628)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders – basic	148,668	135,883
Effect of potentially dilutive securities:
Common stock warrants	—	—
Convertible preferred warrants	—	—
Convertible preferred stock	—	—
Common stock options	—	—
Non-participating common stock warrants	—	—
Weighted-average shares used in computing net loss per share attributable to common stockholders – diluted	148,668	135,883
Basic net loss per common share	$(0.04)	$(0.02)
Diluted net loss per common share	$(0.04)	$(0.02)

Accounting for Stock-Based Compensation
The Company recognizes stock-based compensation expense in the statement of operations based upon the fair value of the equity award amortized over the vesting period.
Segment Reporting
The Company currently operates in one segment.
C. Liquidity
As of September 30, 2016, we had approximately $3,155,000 of cash and cash equivalents, an increase of $3,061,000 from September 30, 2015. The increase in cash was primarily due to our 2015 capital raise, which was offset by cash used in operations.  In order to fund on-going operating cash requirements, or to accelerate or expand our oncology and other programs, we may need to raise significant additional funds.

We had a net loss of $3,558,000 for the fiscal year ended September 30, 2016, compared to a net loss of $2,628,000 for the fiscal year ended September 30, 2015. For the same periods, we had cash outflows from operations of approximately $3,109,000 and cash outflows from operations of approximately $2,443,000, respectively, with the outflows increasing in 2016 due to lower revenue from BARDA.
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
Under the BARDA Contract, substantially all of the costs of the development of 10150 as a medical countermeasure for pulmonary injuries resulting from an acute exposure to radiation from a radiological/nuclear accident or attack, particularly injuries associated with ARS or DEARE could be paid for by the U.S. government through BARDA funding. We recognized approximately $2,076,000 in revenue during the fiscal year ended September 30, 2016 related to the BARDA Contract.
D. Investments
Investment in CPEC LLC
The Company uses the equity method to account for its 35% ownership interest in CPEC. CPEC had $91,000 of net assets at each of September 30, 2016 and 2015. Aeolus' 35% share of CPEC's net assets, which is approximately $32,000, is included in other assets and CPEC has no operations or activities unrelated to the out licensing of bucindolol. The remaining membership interest in CPEC of 65% is owned by Endo Pharmaceuticals.
E. Commitments
The Company acquires assets still in development and enters into license and research and development arrangements with third parties that often require milestone and royalty payments to the third party contingent upon the occurrence of certain future events linked to the success of the asset in development. Milestone payments may be required, contingent upon the successful achievement of an important point in the development life-cycle of the pharmaceutical product (e.g., approval of the product for marketing by a regulatory agency). If required by the arrangement, the Company may also be required to make royalty payments based upon a percentage of the net sales of the pharmaceutical product in the event that regulatory approval for marketing is obtained. Because of the contingent nature of these payments, they are not included in the table of contractual obligations. No milestones have been met, nor have any payments been made, as of September 30, 2016.

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

F. Debt

Convertible Promissory Notes

On September 29, 2015, the Company received funding in exchange for issuance of convertible promissory notes (the "Notes") from Biotechnology Value Fund, L.P. and other affiliates of BVF Partners, L.P.

The Notes had an aggregate principal balance of $1,000,000, accrued interest at a rate of 6% per annum and had a scheduled maturity date of September 28, 2016 (the "Maturity Date"). The outstanding principal and accrued interest on the Notes shall automatically convert into Company equity securities issued in a Qualified Financing (as defined below) at a conversion rate carrying a 15% discount to the lowest price per share (or share equivalent) issued in a Qualified Financing (an "Automatic Conversion"). If, prior to the Maturity Date, the Company enters into an agreement pertaining to a Corporate Transaction (as defined below) and the Note has not been previously converted pursuant to an Automatic Conversion, then, the outstanding principal balance and unpaid accrued interest of the Note shall automatically convert in whole into the right of the holder to receive, in lieu of any other payment and in cancellation of the Note, an amount in cash upon closing of the Corporate Transaction equal to two times the outstanding principal amount of the Note.

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

As of September 30, 2015, the $1,000,000 principal balance of the Notes was recorded in the financial statements at face value and was net with a discount of $273,000 as a result of separating the fair value of the Qualified Financing redemption discount ("Redemption Feature") of 15% on the price per share in the Notes. The Redemption Feature qualified as a derivative and was subject to fair value treatment. The Redemption Feature was being amortized over the expected life of the derivative, and the amortization expense is presented net with the interest expense from the Notes, yielding an effective interest rate of 40% that is different than the 6% stated in the Notes.

On December 11, 2015, following the completion of a Qualified Financing described above, the principal and accrued interest amounts under the Notes were converted into 5,414,402 shares of the Company's common stock and warrants to purchase an additional 5,414,402 shares of the Company's common stock at an exercise price per share of $0.22 subject to adjustment (Note G). As a result, the Notes were no longer outstanding as of that date.

G. Stockholders' Equity (Deficit)

Basis of Presentation
Preferred Stock
The Certificate of Incorporation of the Company authorizes the issuance of up to 10,000,000 shares of Preferred Stock, at a par value of $0.01 per share, of which 1,250,000 shares are designated Series A Convertible Preferred Stock and 1,600,000 shares are designated Series B Convertible Preferred Stock and 5,000 shares are designated Series C Convertible Preferred Stock (the "Series C Stock"). The Board of Directors has the authority to issue Preferred Stock in one or more series, to fix the designation and number of shares of each such series, and to determine or change the designation, relative rights, preferences, and limitations of any series of Preferred Stock, without any further vote or action by the stockholders of the Company.
There are no shares of Series A Convertible Preferred Stock issued or outstanding. As of September 30, 2016 and 2015, zero and 526,080 shares of Series B Stock were outstanding, respectively.  The decrease in Series B shares outstanding is due to the conversion of the remaining shares into common shares in June 2016. As of September 30, 2016 and 2015, 4,500 and zero shares of Series C Stock were outstanding, respectively.

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

On December 10, 2015, the Company entered into securities purchase agreements with certain accredited investors to sell and issue (i) 4,500 preferred stock units issued to existing investors, Biotechnology Value Fund, L.P. and other affiliates of BVF Partners, L.P., for an aggregate purchase price of $4.5 million, and (ii) an aggregate of 10,215,275 common units issued at purchase price of $0.22 per unit, resulting in aggregate gross proceeds to the Company of approximately $6.75 million.  The preferred units collectively consist of (i) 4,500 shares of Series C Convertible Preferred Stock of the Company that are collectively convertible into an aggregate of 20,454,546 common shares and (ii) warrants to purchase an aggregate of 20,454,546 Common Shares, in each case subject to adjustment.  The warrants have an initial exercise price of $0.22 per share.  The warrants may not be exercised until after 90 days following the date of issuance.  The Series C Stock and warrants contain provisions restricting the conversion or exercise of such securities in circumstances where such event would result in the holder and its affiliates to beneficially own in excess of 9.99% of the Company's outstanding common stock.

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

Warrants

As of September 30, 2016, warrants to purchase an aggregate of 52,947,877 shares of common stock were outstanding. Details of the warrants for common stock outstanding at September 30, 2016 were as follows:
Number of Shares	Exercise Price	Expiration Date
1,337,627	$0.40	March 2017
325,000	$0.40	April 2017
300,000	$0.258	June 2017
50,000	$0.26	June 2017
140,000	$0.35	October 2017
12,205,000	$0.25	February 2018
1,242,000	$0.25	March 2018
50,000	$0.49	January 2020
37,298,250	$0.22	December 2020
52,947,877

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
15,949,627

As of September 30, 2015, one warrant with an exercise price of $0.01 to purchase an aggregate of 896,037 shares of Series B preferred stock was outstanding.
Below is a summary of warrant activity for the last two fiscal years ended September 30:
		Weighted Average
			Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term (in years)	Value
Outstanding at 9/30/2014	16,925,664	$0.27	3.1 years	$215,048
Granted	50,000	$0.49		$-
Exercised	(80,000)	$0.25		$10,975
Cancelled	(50,000)	$0.38		$-
Forfeited	-	$-		$—
Outstanding at 9/30/2015	16,845,664	$0.27	2.2 years	$206,626
Granted	37,298,250	$0.22		$1,864,913
Exercised	—	$—		$—
Cancelled	(1,196,037)	$0.34		$156,000
Forfeited	—	$—		$—
Outstanding at 9/30/2016	52,947,877	$0.23	3.3 years	$—
Exercisable at 9/30/2016	52,947,877	$0.23	3.3 years	$—

H. Stock-Based Compensation
As an integral component of a management and employee retention program designed to motivate, retain and provide incentive to the Company's management, employees and key consultants, the Board of Directors approved the 2016 Stock Incentive Plan (the "2016 Plan") and reserved 25,000,000 shares of common stock for issuance under the 2016 Plan. As of September 30, 2016, 25,000,000 shares were available to be granted under the 2016 Plan. The exercise price of the incentive stock options ("ISOs") granted under the 2016 Plan must not be less than the fair market value of the common stock as determined on the date of the grant. The options may have a term up to 10 years. Options typically vest immediately or up to one year following the date of the grant.
Below is a summary of stock option activity for the last two fiscal years ended September 30:
		Weighted Average
			Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term (in years)	Value
Outstanding at 9/30/2014	11,596,591	$0.43	6.1 years	$1
Granted	775,000	$0.27		$-
Exercised	-	$-		$-
Cancelled	(207,000)	$0.90		$-
Forfeited	-	$-		$-
Outstanding at 9/30/2015	12,164,591	$0.42	5.4 years	$1
Granted	700,000	$0.23		$-
Exercised	-	$-		$-
Cancelled	(660,591)	$0.82		$-
Forfeited	-	$-		$-
Outstanding at 9/30/2016	12,204,000	$0.38	5.0 years	$1
Exercisable at 9/30/2016	12,041,498	$0.39	4.9 years	$1

Stock options granted to consultants during fiscal year 2016 and 2015 were fully vested when issued or vested over a twelve month period. Stock option expense for stock options granted to consultants was zero for fiscal year 2016 and 2015, respectively. For the fiscal years 2016 and 2015, all stock options were issued at or above fair market value of a share of common stock. The weighted-average grant-date fair value of options granted during fiscal years 2016 and 2015 was $0.19 and $0.24, respectively.
A summary of the status of non-vested shares for the fiscal years ended September 30 was:
		Weighted Average
	Number	Grant-Date
	of Shares	Fair Value
Unvested at September 30, 2014	168,752	$0.22
Granted	775,000	$0.24
Vested	(781,250)	$0.24
Forfeited	-	$-
Unvested at September 30, 2015	162,502	$0.23
Granted	700,000	$0.19
Vested	(700,000)	$0.24
Forfeited	-	$-
Unvested at September 30, 2016	162,502	$0.16

The total unrecognized compensation expense for outstanding stock options was $15,000 as of September 30, 2016, which will be recognized over a weighted average period of five months. The total fair value of shares vested during fiscal years 2016 and 2015 was $142,000 and $156,000, respectively.
The details of stock options for the fiscal year ended September 30, 2016 are as follows:
	Options Outstanding			Options Exercisable
			Weighted			Weighted
	Number	Weighted	Average	Number	Weighted	Average
Range of	Outstanding at	Average	Remaining	Exercisable at	Average	Remaining
Exercise	September 30,	Exercise	Contractual	September 30,	Exercise	Contractual
Prices	2016	Price	Life (in years)	2016	Price	Life (in years)
$0.19-$0.20	250,000	$0.19	9.42	125,000	$0.19	9.42
$0.21-$0.30	3,537,500	$0.27	5.83	3,499,998	$0.27	5.80
$0.31-$0.40	6,551,500	$0.39	4.83	6,551,500	$0.39	4.83
$0.41-$0.50	502,000	$0.45	5.24	502,000	$0.45	5.24
$0.51-$0.60	968,250	$0.59	2.75	968,250	$0.59	2.75
$0.61-$0.70	56,000	$0.68	0.04	56,000	$0.68	0.04
$0.71-$0.80	80,750	$0.76	4.23	80,750	$0.76	4.23
$0.81-$0.90	256,000	$0.90	0.78	256,000	$0.90	0.78
$0.91-$1.19	2,000	$1.19	0.58	2,000	$1.19	0.58
	12,204,000	$0.38	4.95	12,041,498	$0.39	4.89

Stock-based compensation expense recognized in the statement of operations is as follows (in thousands):
	For the fiscal year ended September 30,
	2016	2015
Research and Development Expenses	$—	$—
General and Administrative Expenses	141	178
Total Stock-based Compensation Expense	$141	$178

The fair value of the options associated with the above compensation expense was determined at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:
	For the fiscal year ended September 30,
	2016	2015
Dividend yield	0%	0%
Unvested forfeiture rate	7.87%	5.35%
Expected volatility	117%	137%
Risk-free interest rate	1.42%	1.70%
Expected option life after shares are vested	5.27 years	5.27 years

I. Income Taxes
As of September 30, 2016 and 2015, the Company had federal net operating loss ("NOL") carry-forwards of $119,215,000 and $115,515,000, respectively and state operating loss carry-forwards of $42,615,000 and $38,916,000, respectively. The use of these federal and state NOL carry-forwards might be subject to limitation under the rules regarding a change in stock ownership as determined by the Internal Revenue Code (the "Code"). The Company may have had a change of control under Section 382 of the Code during fiscal 2004 and 2006; however, a complete analysis of the limitation of the NOL carry-forwards will not be completed until the time the Company projects it will be able to utilize such NOLs. The federal net operating and the state net operating losses began to expire in 2010. Additionally, the Company had federal research and development carry-forwards as of September 30, 2016 and 2015 of $4,198,000 and $4,127,000, respectively. The Company had state research and development carry-forwards as of September 30, 2016 and 2015 of $1,530,000 and $1,452,000, respectively.
Significant components of the Company's deferred tax assets at September 30, 2016 and 2015 consisted of the following (in thousands):

	2016	2015
Accrued payroll related liabilities	$885	$1,036
Depreciation and amortization	469	586
Total deferred tax assets	1,354	1,622
State taxes	(94)	(113)
Total deferred tax liabilities	(94)	(113)
Net deferred tax assets	1,260	1,509
Valuation allowance for deferred assets	(1,260)	(1,509)
Net deferred tax asset	$—	$—

Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, all of the deferred tax assets have been fully offset by a valuation allowance. The change in the valuation allowance is primarily a result of the net operating loss carry-forwards.
Taxes computed at the statutory federal income tax rate of 34% are reconciled to the provision for income taxes as follows (dollars in thousands):
	2016	2015
Effective income tax rate	0%	0%

United States Federal income tax at statutory rate	$(1,209)	$(891)
State income taxes (net of federal benefit)	1	1
NQSO forfeiture	151	234
Prior year deferred true up	—	39
Change in valuation reserves	(212)	(153)
FIN 48	1,329	883
Other	(57)	(111)
Provision for income taxes	$2	$2

At September 30, 2016, we had unrecognized tax benefits of $5,208,000, all of which would impact the effective tax rate if recognized, however a valuation allowance would be recorded against this amount.  During fiscal 2016, unrecognized tax benefits increased to $5,208,000 as a result of the tax positions taken in prior years and current year.  No interest and penalties have been provided for with respect to the unrecognized tax benefits.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:
Amount
(in thousands)
Unrecognized tax benefits at October 1, 2015	$5,085
Additions for tax positions related to current year	117
Additions/reductions for tax positions taken in prior years	6
Unrecognized tax benefits at September 30, 2016	$5,208

The Company's federal income tax returns for the tax years 2012 to 2014 remain open to examination. The Company's California income tax returns for the tax years 2011 to 2014 remain open to examination.

A reconciliation of the current year tax provision is as follows:
Current – Federal	$—
Current – State	2
2

Deferred - Federal	194
Deferred – State	55
249
Less: Valuation Allowance	(249)
—
Total current and deferred	$2

J. Contingencies
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
K. Agreements
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
L. Litigation
From time to time the Company may be subject to various lawsuits and claims with respect to matters arising out of the normal course of our business. Management does not believe these cases will have a material effect on our financial statements.

M. Recently Issued Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board that are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-14, which deferred the effective date of ASU 2014-09, Revenue from Contracts with Customers (ASC 606), which updates the principles for recognizing revenue. ASU 2014-09 also amends the required disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is evaluating the potential impacts of the new standard on its existing revenue recognition policies and procedures.
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 requires that an entity's management evaluate whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and for interim periods thereafter. The Company is evaluating the potential impacts of this new standard on its reporting process.
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.	Controls and Procedures.
 As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial and Accounting Officer), of the effectiveness of our disclosure controls and procedures required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2016 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2016. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in an Internal Control Integrated Framework (2013). Based on the criteria set forth by COSO, management concluded that our internal control over financial reporting was effective as of September 30, 2016.
This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this Annual Report on Form 10-K.
We have instituted new procedures for internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended September 30, 2016. These procedures consist of the use of external specialists for complex accounting issues. We will continue to monitor the effectiveness of these new control procedures.

Item 9B.	Other Information.
None.
PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K because we expect to file a definitive information statement in connection with our Written Consent in Lieu of 2016 Annual Meeting of Stockholders (the "Information Statement") within 120 days after the end of our fiscal year pursuant to Regulation 14C promulgated under the Exchange Act, and the information included therein is incorporated herein by reference to the extent provided below.
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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan and Additional Equity Information as of September 30, 2016
Plan category	(a)Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b)Weighted-average exercise price of outstanding options, warrants and rights	(c)Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by our stockholders:
2004 Stock Option Plan	12,204,000	$0.38	—
2016 Stock Option Plan	—		25,000,000

Equity compensation plans and securities not approved by our stockholders:
Warrants to Purchase Common Stock Issued to Dan Delmonico	50,000	$0.49	Not applicable
Warrants to Purchase Common Stock Issued to Roberts Mitani, LLC	300,000	$0.258	Not applicable
Total – Common Stock	12,554,000		25,000,000

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
(2) Exhibits.
		Incorporated by Reference To
Exhibit Number	Description of Document	Registrant's Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
2.1	Agreement and Plan of Merger and Reorganization dated September 16, 2003 between Incara, Inc. and Incara Pharmaceuticals Corporation	S-4	09/19/03	2.1
3.1	Amended and Restated Certificate of Incorporation	10-K	12/31/12	3.1
3.2	Certificate of Designation for Series C Preferred Stock	8-K	12/15/15	10.1
3.3	Bylaws	8-K	10/27/15	3.1
4.1	Form of Common Stock Certificate	10-Q	08/11/04	4.1
4.2	Form of Series B Preferred Stock Certificate	S-4	09/19/03	4.8
4.3	Form of Warrant to Purchase Common Stock dated June 5, 2006.	8-K	06/06/06	10.3
4.4	Registration Rights Agreement dated May 22, 2007 by and among the Company and each of the Purchasers whose names appear on the Schedule attached thereto.	8-K	5/23/07	4.1

Incorporated by Reference To
Exhibit Number	Description of Document	Registrant's Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
4.5	Registration Rights Agreement dated October 6, 2009 by and among the Company and the investors whose names appear on the signature pages thereof.	8-K	10/06/09	4.1
4.6	Form of Warrant to Purchase Common Stock dated May 22, 2007.	8-K	5/23/07	10.2
4.7	Form of Warrant to Purchase Common Stock	8-K	10/06/09	10.2
4.8	Registration Rights Agreement dated September 16, 2003 among Incara Pharmaceuticals Corporation, Incara, Inc. and Goodnow Capital, L.L.C.	S-4	09/19/03	10.101
4.9	Registration Rights Agreement dated August 11, 2010 by and among Aeolus Pharmaceuticals, Inc. and the investors listed therein	8-K	8/12/10	4.1
4.10	Registration Rights Agreement dated March 4, 2013 by and among Aeolus Pharmaceuticals, Inc. and the investors listed therein	8-K	03/06/13	10.2
4.11	Form of Warrant to Purchase Common Stock dated March 4, 2013.	8-K	03/06/13	10.3
4.12	Warrant Repricing, Exercise and Lockup Agreement dated February 19, 2013 by and among the Company, Xmark JV Investment Partners, LLC and affiliates	8-K	02/19/13	10.4
4.13	Form of Series C Preferred Stock Certificate				X
4.14	Form of Warrant	8-K	12/15/15	10.2
10.1*	License Agreement between Duke University and Aeolus Pharmaceuticals, Inc., dated July 21, 1995	S-1	12/08/95	10.4
10.2	Amended and Restated Limited Liability Company Agreement of CPEC LLC dated July 15, 1999, among CPEC LLC, Intercardia, Inc. and Interneuron Pharmaceuticals, Inc.	8-K	07/23/99	10.42
10.3	Assignment, Assumption and License Agreement dated July 15, 1999, between CPEC LLC and Intercardia, Inc.	8-K	07/23/99	10.43
10.4*	License Agreement dated January 19, 2001 between Incara Pharmaceuticals Corporation and Incara Development, Ltd.	10-Q	02/13/01	10.59
10.5*	License Agreement dated January 19, 2001 between Elan Corporation, plc, Elan Pharma International Ltd. and Incara Development, Ltd.	10-Q	02/13/01	10.60
10.6	Intentionally left blank
10.7	Agreement and Amendment, effective as of January 22, 2001, by and among Incara Pharmaceuticals Corporation, Elan International Services, Ltd. and Elan Pharma International Limited	10-Q	05/14/01	10.64
10.8	Second Agreement and Amendment, effective as of January 22, 2001, by and among Incara Pharmaceuticals Corporation, Elan International Services, Ltd. and Elan Pharma International Limited	10-Q	05/14/01	10.65
10.9	Third Agreement and Amendment, effective as of January 22, 2001, by and among Incara Pharmaceuticals Corporation, Elan International Services, Ltd. and Elan Pharma International Limited	8-K	06/01/01	10.66

Incorporated by Reference To
Exhibit Number	Description of Document	Registrant's Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
10.10	Agreement and Fourth Amendment, effective February 13, 2002, by and among Incara Pharmaceuticals Corporation, Elan International Services, Ltd., Elan Pharma International Limited and Elan Pharmaceutical Investments III, Ltd.	10-Q	02/14/02	10.75
10.11*	License Agreement dated June 25, 1998 between Duke University and Aeolus Pharmaceuticals, Inc.	10-Q	05/15/02	10.82
10.12*	License Agreement dated May 7, 2002 between Duke University and Aeolus Pharmaceuticals, Inc.	10-Q	05/15/02	10.83
10.13*	License Agreement dated November 17, 2000 between National Jewish Medical and Research Center and Aeolus Pharmaceuticals, Inc.	10-Q	02/13/01	10.56
10.14	Exclusive License Agreement, dated January 15, 2009, by and between the Company and National Jewish Health	10-Q	05/16/11	10.7
10.15*	Securities Purchase Agreement dated as of May 15, 2002, among Incara Pharmaceuticals Corporation, Aeolus Pharmaceuticals, Inc., Elan Pharma International Limited and Elan International Services, Ltd.	8-K/A	07/03/02	10.84
10.16*	Development and Option Agreement dated May 15, 2002, among Elan Pharma International Limited, Incara Pharmaceuticals Corporation and Aeolus Pharmaceuticals, Inc.	8-K/A	07/03/02	10.85
10.17	Intentionally left blank
10.18	Amendment No. 1 to License Agreement dated May 14, 2002, between Aeolus Pharmaceuticals, Inc. and Duke University (amending License Agreement dated July 21, 1995)	8-K/A	07/03/02	10.87
10.19	Amendment No. 1 to License Agreement dated May 14, 2002, between Aeolus Pharmaceuticals, Inc. and Duke University (amending License Agreement dated June 25, 1998)	8-K/A	07/03/02	10.88
10.20	Amendment No. 1 to License Agreement dated May 14, 2002, between Aeolus Pharmaceuticals, Inc. and National Jewish Medical and Research Center (amending License Agreement dated November 17, 2000)	8-K/A	07/03/02	10.89
10.21*	Subaward Agreement, dated March 16, 2011, by and between the Company and the Office of Research and Development of the University of Maryland, Baltimore	10-Q	05/16/11	10.4
10.22	Letter dated May 17, 2004 from Elan International Services, Limited and Elan Pharma International Limited to Incara Pharmaceuticals Corporation	10-Q	08/11/04	10.106
10.23+	Aeolus Pharmaceuticals, Inc. 1994 Stock Option Plan, as amended	10-Q	08/11/04	10.109
10.24+	Aeolus Pharmaceuticals, Inc. Amended and Restated 2004 Stock Incentive Plan	14-C	11/16/12	D
10.25+	Amended and Restated Employment Agreement dated July 30, 2010 between Aeolus Pharmaceuticals, Inc. and John L. McManus	8-K	08/02/10	10.4

Incorporated by Reference To
Exhibit Number	Description of Document	Registrant's Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
10.26+	Letter Agreement dated July 10, 2006 between Aeolus Pharmaceuticals, Inc. and McManus & Company, Inc.	8-K	07/10/06	10.2
10.27+	Form of Indemnity Agreement	10-K	12/27/11	10.27
10.28	Terms of Outside Director Compensation	10-K	12/17/04	10.114
10.29+	Form of Incentive Stock Option Agreement	10-Q	02/08/05	10.115
10.30+	Form of Nonqualified Stock Option Agreement	10-Q	02/08/05	10.116
10.31	Subscription Agreement dated June 5, 2006 by and between the Company and the investors whose names appear on the signature pages thereof.	8-K	06/06/06	10.1
10.32	Board Observer Letter dated June 5, 2006 by and among the Company and Efficacy Biotech Master Fund Ltd.	8-K	06/06/06	10.6
10.33+	Consulting Agreement, dated December 1, 2010, between Aeolus Pharmaceuticals, Inc. and Brian J. Day	8-K	12/03/10	10.1
10.34*	Sponsored Research Agreement (Non-Clinical), dated April 12, 2011, by and between the Company and Duke University	10-Q	05/16/11	10.5
10.35	Securities Purchase Agreement dated August 11, 2010 by and among Aeolus Pharmaceuticals, Inc. and the investors listed therein	8-K	8/12/10	10.1
10.36	Form of Warrant pursuant to Securities Purchase Agreement dated August 11, 2010 by and among Aeolus Pharmaceuticals, Inc. and the investors listed therein	8-K	8/12/10	10.2
10.37	Convertible Promissory Note dated February 7, 2007 issued by Aeolus Pharmaceuticals, Inc. to Elan Pharma International Ltd.	S-1	06/04/07	10.43
10.38	Amendment No. 1 To Convertible Promissory Note dated February 7, 2009 by and between Aeolus Pharmaceuticals, Inc. and Elan Pharma International Limited	8-K	3/16/09	10.1
10.39+	Form of Restricted Share Award Agreement	S-8 POS	3/31/08	99.2
10.40	Securities Purchase and Exchange Agreement dated October 6, 2009 by and among the Company and the investors whose names appear on the signature pages thereof	8-K	10/06/09	10.1
10.41	Amendment Agreement to the Securities Purchase and Exchange Agreement, dated December 24, 2009, by and among the Company and the investors whose names appear on the signature pages thereof	8-K	12/28/09	10.1
10.42+	Intentionally Omitted	8-K	02/16/11	10.1
10.43*	Contract No. HHSO100201100007C, dated February 11, 2011, by and between the Company and the U.S. Department of Health and Human Services Biomedical Advanced Research and Development Authority	10-Q	05/16/11	10.1
10.44*	Research and Manufacturing Agreement, dated February 18, 2011 (the "JMPS Agreement"), by and between the Company and Johnson Matthey Pharmaceutical Materials, Inc. (d/b/a Johnson Matthey Pharma Services).	10-Q	05/16/11	10.2

Incorporated by Reference To
Exhibit Number	Description of Document	Registrant's Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
10.45*	Appendix 2 to the JMPS Agreement, dated February 18, 2011	10-Q	8/14/12	10.4
10.46*	Appendix 3 to the JMPS Agreement, dated April 30, 2012	10-Q	8/14/12	10.5
10.47*	Appendix 4 to the JMPS Agreement, dated April 30, 2012	10-Q	8/14/12	10.6
10.48*	Appendix 5 to the JMPS Agreement, dated April 30, 2012	10-Q	8/14/12	10.7
10.49*	Appendix 6 to the JMPS Agreement, dated April 30, 2012	10-Q	8/14/12	10.8
10.50*	General Management Consulting Assignment, dated February 23, 2011, by and between the Company and Booz Allen Hamilton Inc.	10-Q	05/16/11	10.3
10.51	Form of Securities Purchase Agreement by and among the Company and the investors whose names appear on the signature pages thereof	8-K	4/5/12	10.1
10.52	Form of Registration Rights Agreement by and among the Company and the investors party thereto	8-K	4/5/12	10.2
10.53	Form of Warrant issued to investors in March and April 2012	8-K	4/5/12	10.3
10.54	Amended and Restated Employment Agreement by and between the Company and John L. McManus	8-K	03/05/13	10.1
10.55	Form of Registration Rights Agreement	8-K	12/15/15	10.2
21.1	List of Subsidiaries				X
23.1	Consent of Haskell & White LLP, Independent Registered Public Accounting Firm
23.2	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm				X
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)				X
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a)				X
32.1	Certification by the Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS†	XBRL Instance Document				X
101.SCH†	XBRL Taxonomy Extension Schema Document				X
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document				X

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
AEOLUS PHARMACEUTICALS, INC.

By: /s/ John L. McManus John L. McManus President and Chief Executive Officer Date: December 20, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE(S)	DATE

/s/ John L. McManus	President and Chief Executive Officer (Principal Executive Officer)	December 20, 2016
John L. McManus

/s/ David C. Cavalier	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	December 20, 2016
David C. Cavalier

/s/ David C. Cavalier	Chairman of the Board of Directors	December 20, 2016
David C. Cavalier

/s/ John M. Clerici	Director	December 20, 2016
John M. Clerici

/s/ John M. Farah, Jr.	Director	December 20, 2016
John M. Farah, Jr., Ph.D.

/s/ Mitchell D. Kaye	Director	December 20, 2016
Mitchell D. Kaye

/s/ Amit Kumar	Director	December 20, 2016
Amit Kumar, Ph.D.

/s/ Chris A. Rallis	Director	December 20, 2016
Chris A. Rallis

	Director	December 20, 2016
Jeffery Scott