Form 10-K/A
period 2016-09-30
AEOLUS PHARMACEUTICALS, INC.
filed 2017-01-30
CIK 1261734

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

Commission File Number 0-50481
____________

AEOLUS PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)
____________
Delaware	56-1953785
(State or other jurisdiction ofincorporation or organization)	(I.R.S. EmployerIdentification No.)

26361 Crown Valley Parkway, Suite 150Mission Viejo, California	92691
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 949-481-9825

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:Common Stock, $.01 par value per share(Title of class)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant based upon the average of the bid and asked price on the OTC Bulletin Board as of March 31, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $10,925,560. Shares of common stock held by each executive officer and director and by each other stockholder who owned 10% or more of the outstanding common stock as of such date have been excluded in that such stockholder might be deemed to be an affiliate of the registrant. This determination of affiliate status might not be conclusive for other purposes.

As of December 16, 2016, the registrant had 152,085,825 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE
None.

i

EXPLANATORY NOTE
Aeolus Pharmaceuticals, Inc. (“we,” “us” or “Aeolus”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016, as filed with the Securities and Exchange Commission (the “SEC”) on December 20, 2016 (the “Original Form 10-K”). Unless the context indicates otherwise, references to the Company or similar terms includes our direct and indirect wholly-owned subsidiary, Aeolus Sciences, Inc., a Delaware corporation. The purpose of this Form 10-K/A is to submit Part III, Item 10 through Item 14 information, previously intended to be incorporated by reference to the Company’s definitive proxy statement filed pursuant to Regulation 14C. In connection with the filing of this Form 10-K/A and pursuant to the rules of the SEC, the Company is including with this Form 10-K/A certain new certifications by its principal executive officer and principal financial officer. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications. Except as set forth above, the Company has not modified or updated disclosures presented in the Original Form 10-K to reflect events or developments that have occurred after the date of the Original Form 10-K. This Form 10-K/A does not change the previously reported financial statements or any of the other disclosures contained in Part I or Part II of the Original Form 10-K.

ii

iii

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Report on Form 10-K/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that relate to future events or our future financial performance. You can identify forward-looking statements by terminology such as “may,” “might,” “will,” “could,” “should,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. Our actual results might differ materially from any forward-looking statement due to various risks, uncertainties and contingencies, including but not limited to those identified in Item 1A entitled “Risk Factors” beginning on page 42 of this report, as well as those discussed in our other filings with the Securities and Exchange Commission (the “SEC”) and the following:
●
our need for, and our ability to obtain, additional funds;
●
our ability to obtain grants to develop our drug candidates;
●
our ability to demonstrate efficacy and safety in human testing for Lung-Acute Radiation Syndrome (or Lung-ARS);
●
uncertainties relating to non-clinical studies, clinical trials and regulatory reviews and approvals;
●
uncertainties relating to our pre-clinical studies and trials and regulatory reviews and approvals;
●
uncertainties regarding our ability to successfully advance our Phase I study for Lung-ARS and other commercialization studies and projects involving AEOL 10150;
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

PART III
Item 10.
Directors, Executive Officers and Corporate Governance.
Information Regarding Directors

The following sets forth the names and ages (as of September 30, 2016) of our directors, and certain other information about them.

Name of Director	Age as of September 30, 2016	Director Since
David C. Cavalier	47	April 2004

John M. Farah, Jr., Ph.D.	64	October 2005

Amit Kumar, Ph.D.	53	June 2004

Chris A. Rallis	63	June 2004

John M. Clerici	46	May 2013

Mitchell D. Kaye, J.D.	48	May 2013

Jeffrey A. Scott, M.D.	59	May 2013

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

John M. Farah, Jr., Ph.D. has been an independent director of ours since October 2005 and a member of our audit committee. He is managing director of a private consultancy serving biopharma clients in the US and abroad and recently, Dr. Farah affiliated with a strategic consultancy to provide market insight and value proposition analysis for clients about their products. From 2008 to 2010, Dr. Farah was an independent director of GenSpera, Inc. (GNSZ), a publicly-traded pharmaceutical development stage company. Dr. Farah was a Vice President at Cephalon, Inc., a biopharmaceutical company, from 1992 until 2011 when the company was integrated into Teva Pharmaceuticals. Dr. Farah led Cephalon’s headquarter team of an international business unit with oversight of strategic product registrations, operations and sales abroad; he was latterly responsible for key Asia Pacific markets coordinating corporate product support for third party distributors and licensees. Dr. Farah joined Cephalon to manage scientific affairs which enhanced the company’s R&D initiatives. As a senior team member of worldwide business development from 1997 to 2003, he promoted and negotiated R&D and commercial alliances with multinational and regional pharmaceutical firms. From 2003 until 2011, Dr. Farah led worldwide product export with P&L responsibilities for third party product sales, and in 2006, focused on strategic growth and commercial success in Asia and the Americas ex-US. In addition to his responsibilities for business development and regional international revenues, Dr. Farah oversaw successful patent litigation in Europe and Latin America. From 2008 until Cephalon’s acquisition by Teva, he was treasurer and a director of the company’s political action committee. From 1986 to 1992, Dr. Farah was a research investigator at GD Searle (now Pfizer) in nervous system and immunoinflammatory disease programs. His training included postdoctoral research at the National Institutes of Health (NIH, NINCDS) following his Ph.D. in physiology from the Uniformed Services University. He holds a B.S. in zoology from the University of Maryland and a B.H.A. from New College of California. We believe that Dr. Farah should serve as a director of our Company because of his extensive career in the pharmaceutical industry and international experience. Dr. Farah’s past experience negotiating research partnerships, product licensing and academic collaborations are a valuable contribution to our Board and his current client-based experience allows him to provide additional insight to our Board in considering and approving these types of partnerships for the Company.

Amit Kumar, Ph.D. is currently President and CEO of Geo Fossil Fuels, a private biotech and energy company. He is also Chairman of the Board of Ascent Solar Technologies, a publicly-held solar energy company. From September 2001 to June 2010, Dr. Kumar was President and Chief Executive Officer of CombiMatrix Corporation, a publicly-held biotechnology company and director from September 2000 to June 2012. Previously, Dr. Kumar was Vice President of Life Sciences of Acacia Research Corp. From January 1999 to February 2000, Dr. Kumar was the founding President and CEO of Signature BioSciences, Inc., a life science company developing technology for advanced research in genomics, proteomics and drug discovery. From January 1998 to December 1999, Dr. Kumar was an Entrepreneur in Residence with Oak Investment Partners, a venture capital firm. From October 1996 to January 1998, Dr. Kumar was a Senior Manager at Idexx Laboratories, Inc., a biotechnology company. From October 1993 to September 1996, he was Head of Research & Development for Idetek Corporation, which was later acquired by Idexx Laboratories, Inc. Dr. Kumar received his B.A. in Chemistry, with honors, from Occidental College. After joint studies at Stanford University and the California Institute of Technology, he received his Ph.D. from the California Institute of Technology in 1991. He also completed a post-doctoral fellowship at Harvard University from 1991 to 1993. We believe that Dr. Kumar should serve as a director of our Company in light of his experience serving as an officer and on the board of directors of a number of publicly-held companies, as well as his past venture capital and capital-raising experience. Dr. Kumar’s experience in scientific research and development is also a valuable contribution to our Board, particularly during deliberations and discussions relating to research and development matters.

Chris A. Rallis has been an executive-in-residence at Pappas Ventures, a life science venture capital firm since January 2008. Previously, Mr. Rallis was the President and Chief Executive Officer of ImmunoBiosciences, Inc. (“IBI”), a vaccine technology company located in Raleigh, North Carolina from April 2006 through June 2007. Prior to joining IBI, Mr. Rallis served as an executive in residence (part time) for Pappas Ventures, and as a consultant for Duke University and Panacos Pharmaceuticals, Inc. Mr. Rallis is the former President and Chief Operating Officer and director of Triangle Pharmaceuticals, Inc., which was acquired by Gilead Sciences in January 2003 for approximately $465 million. Prior to assuming the role of President and COO in March 2000, he was Executive Vice President, Business Development and General Counsel. While at Triangle, Mr. Rallis participated in 11 equity financings generating gross proceeds of approximately $500 million. He was also primarily responsible for all business development activities which included a worldwide alliance with Abbott Laboratories and the in-licensing of ten compounds. Before joining Triangle in 1995, Mr. Rallis served in various business development and legal management roles with Burroughs Wellcome Co. over a 13-year period, including Vice President of Strategic Planning and Business Development. Mr. Rallis also serves on the boards of Fennec Pharmaceuticals Inc. , a publicly-held biopharmaceutical company located in Research Triangle Park, NC and Tenax Therapeutics, Inc., a publicly-held biopharmaceutical company located in Morrisville, NC. Mr. Rallis serves on the audit committees of both boards and chairs the audit committee at Adherex. Mr. Rallis received his A.B. degree in economics from Harvard College and a J.D. from Duke University. We believe that Mr. Rallis should serve as a director of our Company in light of his experience serving as an executive officer of, and participating in a number of equity financings for, other pharmaceutical companies. Mr. Rallis’ experiences in development activities and strategic alliances are valuable to Board deliberations. In addition, his venture capital consulting experience allows him to contribute additional insight to the Board in refining our Company’s business strategies and commercial objectives.

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

Mitchell D. Kaye, J.D. is a Managing Director at Biotechnology Value Fund, a biotechnology investment fund. Previously, Mr. Kaye was founder of MedClaims Liaison, LLC and served as its Chief Executive Officer from 2009 to 2013. MedClaims is a consumer advocacy business that works on behalf of families in managing reimbursement disputes with medical providers and insurance companies. From 2008-2010, Mr. Kaye was a Managing Director with Navigant Capital Advisors, a financial and strategic advisory services firm, and Head of Navigant's Financial Institutions Restructuring Solutions Team (FIRST). While at Navigant, Mr. Kaye led numerous high profile engagements on behalf of investment funds and investors. Previously, as a successful entrepreneur in the asset management industry, Mr. Kaye launched two highly profitable asset management companies. Mr. Kaye was the founding member of Xmark Opportunity Partners, LLC, an investment fund exclusively focused on investments in publicly traded life sciences companies, and has served as a member of the management committee since 2001. Mr. Kaye established a venerable reputation as an activist investor, taking influential stakes in numerous companies, forcing changes at the boards of directors and management team levels, and guiding the sale of several of his portfolio companies to the benefit of shareholders. In 1996, Mr. Kaye began his career as a founding member of Brown Simpson Asset Management, LLC (Brown Simpson), an investment fund that was at the foreground of private placement investing in the public markets. Brown Simpson’s life sciences investment unit produced a value weighted cash-on-cash return in excess of 100% during the life of the fund. During his career, Mr. Kaye has consummated over 100 transactions as a lead investor, structured over a billion dollars in debt and equity-linked transactions, and taken an active role in the management of numerous portfolio companies. Mr. Kaye has served on the boards of several private and public companies, and also served on the board of the New York Alzheimer’s Association. From September 2007 until the company’s unwinding in June 2009, Mr. Kaye served on the board of directors of Genaera Corporation, a biopharmaceutical company that was listed on the Nasdaq Capital Market. Mr. Kaye received his BA from Wesleyan University, and his Juris Doctorate from Northwestern University School of Law. We believe that Mr. Kaye should serve as a director of our Company in light of his experience in business development and financing biotech companies, which we believe will be invaluable as we begin to generate efficacy data from our animal efficacy and cancer studies.

Jeffrey A. Scott, M.D. is a Board Certified Medical Oncologist and is currently the President and Chief Medical Officer of Integra Connect, a healthcare company involved in Revenue Cycle Management, Population Health and Pharmaceutical Services. Prior to this Dr. Scott was the General Manager/Senior Vice President for P4 Healthcare, a division of Cardinal Health Specialty Solutions, which is a division of Cardinal Health. He was also a member of Cardinal Health’s Operating Committee. Prior to the 2010 sale of P4 Healthcare to Cardinal Health, Dr. Scott was the Founder, President and Chief Executive Officer of P4 Healthcare, since its inception in 2006. P4 Healthcare was a multimedia Healthcare Marketing and Education Company with a focus in Oncology. From 1998 to 2002, Dr. Scott served as the National Medical Director and President of the International Oncology Network (ION), a network of more than 4,000 U.S. private practice oncologists headquartered in Baltimore, Maryland. In 2002, ION became a subsidiary of Amerisource Bergen Corporation upon its sale. Dr. Scott continued to serve as President and General Manager for ION until 2005. Dr. Scott was a practicing physician, Founding Partner and Chief Financial Officer of Georgia Cancer Specialists located in Atlanta, Georgia from 1990 to 2000. During Dr. Scott’s tenure as Chief Financial Officer of Georgia Cancer Specialists, the physician practice had over $100 million in revenue and Dr. Scott was responsible for development of financial programs of practice after the merger and corporate buyout by Phymatrix. Also at the Georgia Cancer Specialists, Dr. Scott took responsibility for the development of an extensive clinical research program. From 1998 to 2000, he also served as Medical Chief of Staff at Emory Northlake Regional Medical Center in Atlanta, Georgia. Dr. Scott’s biotechnology experience includes his role as a Consultant to NexStar Pharmaceuticals, Inc. (“NexStar”) of Boulder, Colorado. Prior to NexStar’s 1999 merger with Gilead Sciences, Inc., it was engaged in the discovery, development, manufacture and commercialization of products to treat serious and life-threatening illnesses. As a consultant to NexStar, Dr. Scott was responsible for assisting and educating the sales force in dealing with physician networks and consulting with investment advisors regarding potential investments in other biotechnology companies. Dr. Scott’s educational background includes a B.S. degree in Microbiology from the University of Michigan, Ann Arbor, Michigan, a medical education at Wayne State University, Detroit, Michigan, and a fellowship in Oncology at University of Texas Health Sciences, San Antonio, Texas. Dr. Scott has Board Certifications from the American Board of Internal Medicine, Internal Medicine, September 1987, and the American Board of Internal Medicine, Medical Oncology, November 1989. Dr. Scott has served on the board of directors of Biovest International, Inc. (OTCQB: BVTI) since March 2004. We believe that Dr. Scott should serve as a director of our Company in light of his experience as an oncologist, drug developer and senior executive in one of the leading pharmaceutical distribution companies, which we believe will be invaluable as we begin to move forward with our AEOL 10150 oncology development program and begin to formulate our strategies for making our compound available in the most efficient and effective way for biodefense purposes.

Executive Officers

Our executive officers and their ages as of September 30, 2016 were as follows:

Name	Age	Position(s)
David Cavalier	47	Chairman of the Board, Chief Financial Officer

John L. McManus	52	President and Chief Executive Officer

David C. Cavalier. Mr. Cavalier’s background is described in “Information Regarding Directors” above.

John L. McManus. Mr. McManus began as a consultant to Aeolus in June 2005 as President. He became employed as our President and Chief Operating Officer in July 2006 and was appointed President and Chief Executive Officer in March 2007. Mr. McManus, who received his degree in business administration from the University of Southern California in 1986, is the founder and president of McManus Financial Consultants, Inc. (“MFC”), which provides strategic, financial and investor relations advice to senior managements and boards of directors of public companies, including advice on mergers and acquisitions. These companies have a combined value of over $25 billion. He has served as president of MFC since 1997. In addition, Mr. McManus previously served as Vice President, Finance and Strategic Planning to Spectrum Pharmaceuticals, Inc. (NASDAQ: SPPI), where he had primary responsibility for restructuring Spectrum’s operations and finances, including the design of strategic and financial plans to enhance Spectrum’s corporate focus, and leading the successful implementation of these plans and relisting of the Company on NASDAQ. The implementation of these plans led to an increase in Spectrum’s market value from $1 million to more than $125 million at the time of Mr. McManus’ departure.
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

Item 11.
Executive Compensation.
The following table sets forth information for the fiscal year ended September 30, 2016 regarding the compensation of our directors.

Director Compensation

Name	Fees Earned or Paid in Cash	Option Awards(1)	All Other Compensation	Total

David C. Cavalier	—	$—	—	$—
John M. Farah, Jr., Ph.D.	—	20,980	—	20,980
Amit Kumar, Ph.D.	—	20,980	—	20,980
Chris A. Rallis	—	20,980	—	20,980
John M. Clerici	—	15,735	—	15,735
Mitchell D. Kaye	—	—	—	—
Jeffrey Scott	—	15,735	—	15,735

(1)
The amounts in the “Option Awards” column reflect the aggregate grant date fair value of awards for grants of options to each listed director in fiscal 2016, computed in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718. These amounts do not represent the actual amounts paid to or realized by the directors during fiscal 2016. The fair value of the options was determined at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:(i) dividend yield: 0%; (ii) unvested forfeiture rate: 5.35%; (iii) expected volatility: 137%; (iv) risk-free interest rate: 1.7%; and (v) expected option life after shares are vested: 5.27 years. We use a straight line method of amortization of stock-based compensation.

All directors are reimbursed for expenses incurred in connection with each board or committee meeting attended. In addition, the Board adopted the following compensation program for the outside members of the Board on March 7, 2013, effective beginning March 7, 2013:

●  Each non-executive Board member shall be eligible to receive a nonqualified stock option of 75,000 shares per year issued at the beginning of each year. The option exercise prices shall be equal to the closing price of the Common Stock on the grant date. The options shall have 10-year terms and vest, as long as the director remains on the Board, on a monthly basis over a 12-month period beginning on the date of grant. Unvested options expire upon resignation or termination from the Board.

●  In addition, each Audit Committee member shall be eligible to receive a nonqualified stock option of 25,000 shares per year issued at the beginning of each year. The option exercise prices shall be equal to the closing price of the Common Stock on the grant date. The options shall have 10-year terms and vest, as long as the director remains on the Board, on a monthly basis over a 12-month period beginning on the date of grant. Unvested options expire upon resignation or termination from the Board.

Outstanding Equity Awards for Directors as of September 30, 2016

The following table sets forth information regarding unexercised stock options for each Director outstanding as of September 30, 2016. We have not awarded stock grants or other equity incentive awards and as such have not made any disclosures regarding such awards.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options
David C. Cavalier	102,750	—	—

John M. Farah, Jr., Ph.D.	618,166	8,334	—

Amit Kumar, Ph.D.	666,916	8,334	—

Chris A. Rallis	666,916	8,334	—

John M. Clerici	293,750	6,250	—

Mitchell D. Kaye	150,000	—	—

Jeffrey A. Scott, M.D.	293,750	6,250	—

EXECUTIVE COMPENSATION

The following table sets forth all compensation earned for the fiscal year ended September 30, 2016 and 2015, by its principal executive officer, principal financial officer, and its one other executive officer who served in such capacity as of the end of fiscal 2016, collectively referred to as the “Named Executive Officers”.

Summary Compensation Table

		Annual Compensation			All Other
Name and Principal	Fiscal			Option	Compensation
Position(s)	Year	Salary ($)	Bonus ($)	Awards ($) (1)	($)	Total ($)
John L. McManus	2016	$460,333	—	$37,382	$—	$497,715
President and Chief Executive Officer	2015	$446,925	—	$57,444	—	$504,369

David C. Cavalier	2016	$374,021	—	$—	$—	$374,021
Chairman of the Board and Chief Financial Officer	2015	$363,127	—	$—	$—	$363,127

(1)
The amounts in the “Option Awards” column reflect the aggregate grant date fair value of awards for grants of options to each listed Named Executive Officer, computed in accordance with FASB ASC Topic 718. These amounts do not represent the actual amounts paid to or realized by any of the Named Executive Officers during fiscal 2016 or fiscal 2015. The fair value of the options was determined at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (i) dividend yield: 0%; (ii) unvested forfeiture rate: 11.65%; (iii) expected volatility: 125.49%; (iv) risk-free interest rate: 1.64%; and (v) expected option life after shares are vested: 5.27 years. We use a straight line method of amortization of stock-based compensation.

Grants of Plan Based Awards During the Fiscal Year Ended September 30, 2016

The following table summarizes all option grants during the fiscal year ended September 30, 2016 to the Named Executive Officers. Each of these options was granted pursuant to the 2004 Plan.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)(1)	Exercise or Base Price Exercise Price of Option Awards	Grant Date Fair Value of Option Awards (2)
John L. McManus	03/14/2016	250,000	$0.1855	$36,556
President and Chief Executive Officer

(1)
The option grant vests on a monthly basis for twelve months with a ten-year term, subject to earlier termination upon certain events.

(2)
The amounts in the “Grant Date Fair Value of Option Awards” column reflect the aggregate grant date fair value of awards for grants of options to Mr. McManus in fiscal 2015, computed in accordance with FASB ASC Topic 718. These amounts do not represent the actual amounts paid to or realized by Mr. McManus during fiscal 2016.

Outstanding Equity Awards as of September 30, 2016

The following table sets forth information regarding outstanding unexercised stock options for each of the Named Executive Officers as of September 30, 2016. We have not awarded stock grants or other equity incentive awards and as such have not made any disclosures regarding such awards.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Awards Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date

John L. McManus	125,000	—	—	$0.90	7/13/2017
	125,000	—	—	$0.32	7/14/2018
	500,000	—	—	$0.30	5/6/2019
	125,000	—	—	$0.39	7/30/2019
	250,000	—	—	$0.40	7/14/2020
	750,000	—	—	$0.40	7/29/2020
	125,000	—	—	$0.40	7/14/2021
	125,000	—	—	$0.28	7/14/2022
	1,000,000	—	—	$0.40	3/4/2023
	234,246.6	—	—	$0.26	3/4/2024
	125,000	—		$0.27	3/4/2025
	125,000	125,000(1)	—	$0.26	3/4/2026

David Cavalier	30,000	—	—	$0.55	7/27/2017
	27,750	—	—	$0.40	12/11/2013
	3,750	—	—	$0.29	2/5/2019
	11,250	—	—	$0.33	3/26/2019
	3,750	—	—	$0.38	4/30/2019
	11,250	—	—	$0.35	6/4/2019
	15,000	—	—	$0.39	7/30/2019

(1) Options vest at a rate of approximately 20,833 per month from the grant date for twelve months, provided that John McManus is an employee or consultant of the Company on the applicable vesting date. In the event of a sale of the Company, through a merger or otherwise, all of the options shall be fully vested and immediately exercisable.

Option Exercises and Stock Vested During the Fiscal Year Ended September 30, 2016

No stock options were exercised by any Named Executive Officer during the fiscal year ended September 30, 2016.

We had no stock awards outstanding as of or for the year ended September 30, 2016.

Employment Agreement with John McManus

On March 4, 2013, we and John McManus entered into an amended and restated employment agreement (the “Restated Agreement”). Under the Amended Employment Agreement, Mr. McManus continues to serve as President, Chief Executive Officer and Chief Operating Officer of the Company. Pursuant to the agreement, Mr. McManus is paid $36,159 per month.
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
The current term of the Amended Employment Agreement is through March 4, 2015 unless terminated earlier.] Pursuant to the Amended Employment Agreement, if (A) the Company terminates Mr. McManus’ employment without “Cause” (as defined in the Amended Employment Agreement), and the Company has not provided Mr. McManus with a Non-Renewal Notice, or (B) Mr. McManus terminates his employment for “Good Reason” (as defined in the Amended Employment Agreement), in either case subject to Mr. McManus’ agreement to release any claims against the Company, Mr. McManus will be entitled to receive a cash severance, payable over 12 months, equal to: (i) Mr. McManus’ effective base salary at the time of termination, plus (ii) the average of the annual bonus(es) paid to Mr. McManus, if any, during the two full years immediately preceding the year in which the termination occurs. If the Company provides Mr. McManus with a Non-Renewal Notice, other than as a result of Mr. McManus’ death, disability or termination for “Cause”, subject to Mr. McManus’ agreement to release any claims against the Company, Mr. McManus will be entitled to receive a cash severance equal to: (x) Mr. McManus’ effective base salary at the time of termination, plus (y) the average of the annual bonus(es) paid to Mr. McManus, if any, during the two full years immediately preceding the year in which the termination occurs, less (z) the salary payable to Mr. McManus under the Amended Employment Agreement for the remainder of his employment term, which amount will be payable in equal monthly installments following the end of the employment term until the one-year anniversary of the date of the Non-Renewal Notice.

Separation Agreements

We did not enter into any separation agreements during fiscal 2016.

Payments Upon Termination or Change of Control

We have an employment agreement with Mr. John McManus, which provides for payments to Mr. McManus upon termination of employment or a change of control of Aeolus under specified circumstances. For information regarding the specific circumstances that would trigger payments and the provision of benefits, the manner in which payments and benefits would be provided and conditions applicable to the receipt of payments and benefits, see “—Employment Agreement with John McManus.”

The following tables set forth information regarding potential payments and benefits that each Named Executive Officer who was serving as an executive officer on September 30, 2016 would receive upon termination of employment or consulting arrangement or a change of control of Aeolus under specified circumstances, assuming that the triggering event occurred on September 30, 2016.

Summary of Potential Payments Upon Termination or Change of Control

	Termination without Cause			Voluntary Resignation
Name	Cash Payments(1)	Value of Benefits(2)	Value of Options with Accelerated Vesting	Cash Payments
John L. McManus	$474,143	$32,712	$—(3)	—
____________________
(1)
This amount reflects a lump sum payment equal to the remaining term of the Named Executive Officer’s employment agreement with the Company, assuming notice of termination was given on September 30, 2016.

(2)
The amounts in this column reflect the estimated value of health, dental, life and disability insurance that would be provided to the Named Executive Officer pursuant to his employment agreement with the Company.

(3)
Pursuant to the Named Executive Officer’s employment agreement with the Company, in the event the Named Executive Officer was terminated without cause on September 30, 2016, options to purchase 1,000,000 shares would have vested. The zero balance in this column is calculated based on the difference between $0.28, the closing market price per share of the Common Stock on September 30, 2016, the last trading day of fiscal year 2016, and the exercise price per share of $0.40 for the options subject to accelerated vesting.

	Immediately upon a Change of Control		Termination without Cause in Connection with a Change of Control
Name	Cash Payments(4)	Value of Options with Accelerated Vesting	Cash Payments(6)	Value of Benefits(7)	Value of Options with Accelerated Vesting
John L. McManus	$474,143	$—(5)	$474,143	$32,712	$—(5)
____________________
(4)
The amounts in this column reflect the lump sum payment payable upon a change of control pursuant to the Named Executive Officer’s employment agreement with the Company in effect on September 30, 2016 assuming a change of control of the Company occurred on September 30, 2016.

(5)
Pursuant to the 2004 Plan, all outstanding options shall vest in connection with a change of control of the Company. The amounts in this column are calculated based on the difference between $0.19, the closing market price per share of the Common Stock on September 30, 2016, the last trading day of fiscal year 2016, and the $0.19 exercise price per share of the 125,000 options subject to accelerated vesting.

(6)
The amounts in this column reflect the lump sum payment payable pursuant to a termination upon a change of control pursuant to the Named Executive Officer’s employment agreement with the Company in effect on September 30, 2016 assuming a change of control of the Company occurred on September 30, 2016.

(7)
The amounts in this column reflect the estimated value of health, dental, life and disability insurance that would be provided to the Named Executive Officer pursuant to his employment agreement with the Company for the period from October 1, 2016 to September 30, 2017.

Summary of Actual Payments Upon Termination of Employment

No payments were made to any Named Executive Officer in connection with a termination of employment during fiscal 2016.

Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following tables set forth certain information regarding the ownership of shares of Aeolus’ Common Stock and Series C Preferred as of the close of business on September 30, 2016, by:

●
each person known by Aeolus to beneficially own more than 5% of the outstanding shares of each class of our stock;

●
each of our directors;
●
each of our Named Executive Officers (as defined under “Executive Compensation” above); and
●
all of our directors and executive officers as a group

	Preferred Stock		Common Stock
Identity of Owner or Group (1)(2)	Beneficially Owned	Percentage Owned	Beneficially Owned(4)	Percentage Owned(5)

Directors:
David C. Cavalier	-	-	97,064,694(6)	63.8%
John M. Farah, Jr., Ph.D. (7)	-	-	607,424	*
Mitchell D. Kaye, J.D. (8)	-	-	97,081,944	63.8%
Amit Kumar, Ph.D. (7)	-	-	638,583	*
John M. Clerici (7)	-	-	250,000	*
Chris A. Rallis (7)	-	-	638,583	*
Jeffrey A. Scott, M.D. (7)	-	-	250,000	*

Named Executive Officers:
John L. McManus (9)	-	-	3,413,713.6	2.2%
David C. Cavalier (6)	-	-	97,064,694	*
All directors and executive officers as a group (8 persons)	-	-	106,468,751(10)	68.0%

Greater than 5% Stockholders:
BVF Partners, L.P. and its affiliates	4,500	100.0%(3)	15,205,106(11)	9.99%(12)
900 N. Michigan Avenue, Suite 1100 Chicago, IL 60611
Xmark Opportunity Partners, LLC and its affiliates	-	-	97,214,694(13)	63.8.0%
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

 (3)
Percent of shares beneficially owned by the person listed above is calculated by dividing the number of shares of each class of preferred stock beneficially owned by that person by the number of shares of each class of preferred stock outstanding. BVF Partners, L.P. and its affiliates own 100% of the outstanding shares of Series C Preferred Stock.

 (4)
The number of shares of common stock beneficially owned includes any shares issuable pursuant to stock options or warrants that are currently exercisable or may be exercised within 60 days after December 31, 2016 as well as shares of preferred stock convertible into common stock. Shares issuable pursuant to such options or warrants and shares issuable upon conversion of such preferred stock are deemed outstanding for computing the ownership percentage of the person holding such options but are not deemed to be outstanding for computing the ownership percentage of any other person.

 (5)
Applicable percentages are based on 152,085,825 shares outstanding on September 30, 2016, plus the number of shares such stockholder can acquire within 60 days after September 30, 2016. All percentages are rounded.

 (6)
Consists of 132,750 shares of Common Stock issuable upon exercise of options held by David C. Cavalier; 29,095,831 shares of Common Stock beneficially owned by Xmark Opportunity Fund, L.P., a Delaware limited partnership (“Opportunity LP”) (including 957,326 shares held by Goodnow Capital L.L.C. (L.P.)); 63,680,083 shares of Common Stock owned by Xmark Opportunity Fund, Ltd., a Cayman Islands exempted company (“Opportunity Ltd”) (including 2,475,490 shares held by Goodnow Capital L.L.C. (Ltd.)); 1,508,567 shares of Common Stock owned by Xmark JV Investment Partners, LLC, a Delaware limited liability company (“JV Partners”); and another 2,647,463 shares of Common Stock owned by Goodnow Capital, L.L.C. (“Goodnow”), a Delaware limited liability company that are not reflected above. Mr. Cavalier shares voting and dispositive power over the shares listed above (other than shares subject to options) with Mr. Kaye.

 (7)
Consists solely of shares of Common Stock issuable upon exercise of options.

 (8)
Consists of 150,000 shares of Common Stock issuable upon exercise of options held by Mitchell D. Kaye. Also consists of shares beneficially owned as referenced in footnote 6 above, including: 29,095,831 shares of Common Stock beneficially owned by Opportunity LP; 63,680,083 shares of Common Stock beneficially owned by Opportunity Ltd; 1,508,567 shares of Common Stock beneficially owned by JV Partners; and 2,647,463 shares of Common Stock owned by Goodnow. Mr. Kaye shares voting and dispositive power over these shares with Mr. Cavalier. Mr. Kaye does not possess voting or investment power over Aeolus securities held or beneficially owned by BVF Partners, L.P. and its affiliates, as described below in footnote 12. Mr. Kaye is a Managing Director of Biotechnology Value Fund, L.P. which is affiliated with BVF Partners, L.P.

 (9)
Consists of 70,300 shares owned directly, 10,000 shares owned directly by Mr. McManus’ spouse and 3,333,414 shares issuable upon exercise of options.

 (10)
Consists of shares of Common Stock beneficially owned by our directors and the following executive officers: Mr. McManus and Mr. Cavalier. See footnotes (5), (6), (7), and (9) above, the shares held by Opportunity LP, Opportunity Ltd, JV Partners and Goodnow, which are deemed to be beneficially owned by Messrs. Cavalier and Kaye have been counted only once for purposes of this calculation. Consists of 9,456,507 shares subject to options.

 (11)
Consists of 14,561,580 shares of issued and outstanding Common Stock owned directly by the entities listed below plus 643,526 shares of Common Stock that may be acquired upon the exercise of certain warrants or Series C Preferred Stock held by such entities up to the exercise and conversion limitations described in footnote 13. In light of such exercise and conversion limitations, the beneficial ownership of the number of shares of Common Stock listed in the table does not reflect all Common Stock subject to certain warrants and Series C Preferred Stock presented below that are held by affiliates of BVF Partners, L.P. that are listed below. The following beneficial ownership information is presented for informational purposes assuming no such limitation on the exercise of warrants or conversion of Series C Preferred Stock.

As of September 30, 2016, (i) Biotechnology Value Fund, L.P. (“BVF”) beneficially owned 30,354,209 shares of Common Stock, including 14,978,167 shares of Common Stock issuable upon the exercise of certain warrants held by it and 8,677,273 shares of common stock that may be acquired upon conversion of Series C Preferred Stock, (ii) Biotechnology Value Fund II, L.P. (“BVF2”) beneficially owned 17,634,516 shares of Common Stock, including 8,689,565 shares of Common Stock issuable upon the exercise of certain warrants held by it and 5,213,636 shares of common stock that may be acquired upon conversion of Series C Preferred Stock, (iii) BVF Investments, L.L.C. (“BVLLC”) beneficially owned 352,980 shares of Common Stock, (iv) Investment 10, L.L.C. (“ILL10”) beneficially owned 5,537,241 shares of Common Stock, including 2,725,971 shares of Common Stock issuable upon the exercise of certain warrants held by it and 1,186,364 shares of common stock that may be acquired upon conversion of Series C Preferred Stock, (v) MSI BVF SPV, L.L.C. (“MSI BVF”) beneficially owned 8,833,399 shares of Common Stock, including 4,388,495 shares of Common Stock issuable upon the exercise of certain warrants held by it and 2,290,909 shares of common stock that may be acquired upon conversion of Series C Preferred Stock, and (vi) Biotechnology Value Trading Fund OS, L.P. (“Fund OS”) beneficially owned 6,172,728 shares of Common Stock, including 3,086,364 shares of Common Stock issuable upon the exercise of certain warrants held by it and 3,086,364 shares of common stock that may be acquired upon conversion of Series C Preferred Stock.

BVF Partners L.P. (“Partners”), as the general partner of BVF and BVF2, the manager of BVLLC, the investment adviser of ILL10, the attorney-in-fact of MSI BVF and the investment manager of Fund OS, may be deemed to beneficially own 68,885,074 shares of Common Stock, including 54,323,494 shares of Common Stock currently issuable upon the exercise of certain warrants and conversion of Series C Preferred Stock, beneficially owned in the aggregate by BVF, BVF2, BVLLC, ILL10, MSI BVF, and Fund OS.

BVF Inc., as the general partner of Partners, may be deemed to beneficially own the 68,885,074 shares of Common Stock, including 54,323,494 shares of Common Stock currently issuable upon the exercise of certain warrants and conversion of Series C Preferred Stock, beneficially owned by Partners.

Mark N. Lampert, as a director and officer of BVF Inc., may be deemed to beneficially own the 68,885,074 shares of Common Stock, including 54,323,494 shares of Common Stock currently issuable upon the exercise of certain warrants, beneficially owned by BVF Inc.

The foregoing should not be construed in and of itself as an admission by any of Partners, BVF Inc. or Mark N. Lampert as to beneficial ownership of any shares of Common Stock owned by BVF, BVF2, BVLLC, ILL10, MSI BVF, and Fund OS. Each of Partners, BVF Inc. and Mr. Lampert disclaims beneficial ownership of the shares of Common Stock beneficially owned by BVF, BVF2, BVLLC, ILL10, MSI BVF, and Fund OS and this filing shall not be construed as an admission that any such person or entity is the beneficial owner of any such securities.

 (12)
The terms of the warrants and Series C Preferred Stock held by BVF, BVF2, BVLLC, ILL10, MSI BVF, and Fund OS each contain an issuance limitation prohibiting the holder from exercising such warrants and converting such Series C Preferred Stock to the extent that, after giving effect to such exercise or conversion thereof, the holder, including any of its affiliates, would beneficially own more than 9.99% of the Common Stock of the Company then issued and outstanding.

 (13)
Consists of: 132,750 shares of Common Stock issuable upon exercise of options held by David C. Cavalier; 150,000 shares of Common Stock issuable upon exercise of options held by Mitchell D. Kaye; 29,095,831 shares of Common Stock owned by Xmark Opportunity Fund, L.P., a Delaware limited partnership (“Opportunity LP”); 63,680,083 shares of Common Stock owned by Xmark Opportunity Fund, Ltd., a Cayman Islands exempted company (“Opportunity Ltd”); 1,508,567 shares of Common Stock owned by Xmark JV Investment Partners, LLC, a Delaware limited liability company (“JV Partners”); and 2,647,463 shares of Common Stock owned by Goodnow Capital, L.L.C. (“Goodnow”), a Delaware limited liability company. Mr. Cavalier shares voting and dispositive power over these shares with Mr. Kaye.

Equity Compensation Plan and Additional Equity Information as of September 30, 2016
Plan category	(a)Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b)Weighted-average exercise price of outstanding options, warrants and rights	(c)Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by our stockholders:
2004 Stock Option Plan	12,204,000	$0.38	—
2016 Stock Option Plan	250,000		24,750,000

Equity compensation plans and securities not approved by our stockholders:
Warrants to Purchase Common Stock Issued to Dan Delmonico	50,000	$0.49	Not applicable
Warrants to Purchase Common Stock Issued to Roberts Mitani, LLC	300,000	$0.258	Not applicable
Total – Common Stock	12,804,000		24,750,000

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
Item 13.
Certain Relationships and Related Transactions, and Director Independence.
Director Independence and Board Meetings

The business of Aeolus is under the general management of the Board, as provided by the laws of Delaware and the Bylaws of Aeolus. During the fiscal year ended September 30, 2016, the Board held five formal meetings, excluding actions by unanimous written consent. Each member of the Board attended at least 75% of the fiscal 2015 meetings of the Board and Board committees of which he was a member. Aeolus does not have a policy with regard to Board members' attendance at annual meetings. We did not hold an Annual Meeting of Stockholders in fiscal year 2016.

After review of all relevant transactions or relationships between each director, or any of his family members, and the Company, our senior management and its independent registered public accounting firm, the Board has affirmatively determined that all of our directors are independent directors within the meaning of the applicable Nasdaq Stock Market, LLC ("Nasdaq") listing standards, as currently in effect, with the exception of Mr. Cavalier, who also is an executive officer of Aeolus.

The Board has established an Audit Committee in accordance with section 3(a)(58)(A) of the Exchange Act and a Compensation Committee.

Audit Committee

The Audit Committee currently consists of Mr. Rallis, Chairman, Dr. Kumar and Dr. Farah. During fiscal 2016, the Audit Committee held four formal meetings and met with Aeolus' independent registered public accounting firm prior to the release of financial results for the first three quarters and full year of fiscal 2016. The Audit Committee reviews the results and scope of the audit and other services provided by Aeolus' independent registered public accounting firm. The Audit Committee has adopted a written charter, which can be obtained from our website at www.aolsrx.com. The Board has determined that Mr. Rallis is an "audit committee financial expert," as defined in Item 407(d)(5) of Regulation S-K promulgated by the SEC ("Regulation S-K"). The Board has determined that all of the members of the Audit Committee meet the Nasdaq Audit Committee independence standards, as currently in effect.

Compensation Committee

The Compensation Committee currently consists of Dr. Kumar, Chairman, Mr. Clerici and Dr. Scott. During fiscal 2016, the Compensation Committee held no formal meetings. The Compensation Committee makes recommendations to the Board regarding salaries and incentive compensation for officers of Aeolus, makes determinations concerning equity incentives granted to participants under the Aeolus' 2004 Stock Incentive Plan, as amended (the "2004 Plan") and determines the amount and type of equity incentives granted to participants in Aeolus' 2016 Stock Incentive Plan .

Nominating Committee

The Board does not have a standing nominating committee. The Board does not believe a nominating committee is necessary based on Aeolus' size and the beneficial ownership (beneficial ownership assumes the exercise of all warrants and options by the respective holder) by Xmark Opportunity Partners, LLC of more than 63% of our outstanding Common Stock as of September 30, 2016. The Board will consider establishing a nominating committee at the appropriate time.

The entire Board participates in the consideration of director nominees. To date, the Board has not formally established any criteria for Board membership. Candidates for director nominees are reviewed in the context of the current composition of the Board, our operating requirements and the long-term interests of our stockholders. In conducting this assessment, the Board considers skills, diversity, age, and such other factors as it deems appropriate given the current needs of the Board and the Company, to maintain a balance of knowledge, experience and capability.

 The Board's process for identifying and evaluating nominees for director, including nominees recommended by stockholders, involves compiling names of potentially eligible candidates, conducting background and reference checks, conducting interviews with the candidate and others (as schedules permit), meeting to consider and approve the final candidates and, as appropriate, preparing an analysis with regard to particular recommended candidates.

Aeolus has adopted a policy that all transactions between Aeolus and its executive officers, directors and other affiliates must be approved by a majority of the members of the Board and by a majority of the disinterested members of the Board, and must be on terms no less favorable to Aeolus than could be obtained from unaffiliated third parties.

September 2015 Bridge Loan Financing

On September 29, 2015, we received funding in the form of convertible promissory notes (the "BVF Notes") from Biotechnology Value Fund, L.P. and other affiliates of BVF Partners, L.P. One of our directors, Mitchell Kaye, is a Managing Director of Biotechnology Value Fund.

The BVF Notes had an aggregate principal balance of $1,000,000, accrue interest at a rate of 6% per annum and have a scheduled maturity date of September 28, 2016 (the "Maturity Date"). The terms of the BVF Notes provided that the outstanding principal and accrued interest on the BVF Notes shall automatically convert into Company equity securities issued in a Qualified Financing (as defined below) at a conversion rate carrying a 15% discount to the lowest price per share (or share equivalent) issued in a Qualified Financing (an "Automatic Conversion"). If, prior to the Maturity Date, the Company enters into an agreement pertaining to a Corporate Transaction (as defined below) and the BVF Notes had not been previously converted pursuant to an Automatic Conversion, then, the outstanding principal balance and unpaid accrued interest of the BVF Notes shall automatically convert in whole into the right of the holder to receive, in lieu of any other payment and in cancellation of the BVF Notes, an amount in cash upon closing of the Corporate Transaction (as defined below) equal to two times the outstanding principal amount of the BVF Notes.

For purposes of the foregoing: "Qualified Financing" means a bona fide new money equity securities financing on or before the Maturity Date with total proceeds to the Company of not less than four million dollars. and "Corporate Transaction" means a sale, lease or other disposition of all or substantially all of the Company's assets or a consolidation or merger of the Company with or into any other corporation or other entity or person, or any other corporate reorganization, in which the stockholders of the Company immediately prior to such consolidation, merger or reorganization own less than fifty percent (50%) of the voting power of the surviving entity immediately after such consolidation, merger or reorganization.

In connection with the 2015 Securities Placement, the BVF Notes were converted pursuant to an Automatic Conversion and the holders of the BVF Notes received the securities described below under "BVF Convert."

2015 Securities Placement

On December 10, 2015, we entered into securities purchase agreements with certain accredited investors to sell and issue (i) an aggregate of 10,215,275 common units issued at a purchase price of $0.22 per unit, and (ii) 4,500 preferred stock units issued to Biotechnology Value Fund, L.P. and certain other affiliates of BVF Partners, L.P., for an aggregate purchase price of $4.5 million, resulting in aggregate gross proceeds to the Company of approximately $6.75 million (the "2015 Securities Placement"). Each common unit consisted of one share of the Company's common stock and a five year warrant to purchase one share of the Company's common stock, subject to adjustment. The preferred stock units collectively consisted of (i) 4,500 shares of our Series C Preferred Stock that are collectively convertible into an aggregate of 20,454,546 shares of the Company's common stock and (ii) warrants to purchase an aggregate of 20,454,546 shares of our common stock, in each case subject to adjustment. Each of the foregoing warrants has an initial exercise price of $0.22 per share.

Following the completion of the 2015 Securities Placement, the principal and accrued interest amounts under the BVF Notes were converted into 5,414,402 shares of our common stock and warrants to purchase an additional 5,414,402 shares of our common stock at an exercise price per share of $0.22 subject to adjustment (the "BVF Convert"). As a result, the BVF Notes are no longer outstanding as of the date of this prospectus. As described above, one of our directors, Mitchell Kaye, is a Managing Director of Biotechnology Value Fund.

Certain Relationships And Related Party Transactions

2013 Warrant Repricing, Exercise and Lockup Agreement

Effective February 15, 2013, Aeolus and each of Xmark JV Investment Partners ("JV Partners"), Xmark Opportunity Fund, Ltd. ("Opportunity Ltd.") and Xmark Opportunity Fund, L.P. ("Opportunity LP" and, together with JV Partners and Opportunity Ltd., the "Xmark Entities") entered into a Warrant Repricing, Exercise and Lockup Agreement (the "Xmark Warrant Agreement") pursuant to which the Company agreed to reduce the exercise price of outstanding warrants to purchase an aggregate of up to 59,149,000 shares of our common stock held by the Xmark Entities (the "Xmark Warrants") to $0.01 per share. Prior to the entry into the Xmark Warrant Agreement, the exercise price of the Xmark Warrants covering an aggregate of 55.4 million shares of Aeolus' common stock was $0.28 per share, and the exercise price covering an aggregate of 3.8 million shares of Aeolus' common stock was $0.50 per share. In consideration for the reduction of the exercise price of the Xmark Warrants, each of the Xmark Entities agreed to immediately exercise all of the Xmark Warrants by cashless exercise. The Xmark Warrant Agreement also provides that the Xmark Entities will not transfer the shares issuable upon exercise of the Xmark Warrants (the "Xmark Warrant Shares") until the Company either (i) declares a cash dividend on its common stock or otherwise makes a cash distribution or (ii) effects a Change of Control, subject in each case to the terms of the Xmark Warrant Agreement. Xmark Opportunity Partners, LLC ("Opportunity Partners") is the investment manager of JV Partners and the sole member of the investment manager of each of Opportunity Ltd. and Opportunity LP, and, as such, possesses the sole power to vote and the sole power to direct the disposition of all securities of the Company held by each of the Xmark Entities. Mitchell Kaye and David C. Cavalier, the Co-Managing Members of Xmark Capital Partners, LLC, a Delaware limited liability company, the Managing Member of Opportunity Partners, share voting and dispositive power with respect to all securities of the Company beneficially owned by Opportunity Partners. The foregoing description of the Xmark Warrant Agreement (and the transactions effected thereunder) does not purport to be complete and is qualified in its entirety by reference to the Xmark Warrant Agreement, a copy of which is attached as Exhibit 10.4 to Form 8-K filed with the SEC on February 19, 2013.

Director Independence

After review of all relevant transactions or relationships between each director, or any of his family members, and the Company, our senior management and its independent registered public accounting firm, the Board of Directors has affirmatively determined that all of our directors are independent directors within the meaning of the applicable Nasdaq Stock Market, LLC ("Nasdaq") listing standards, as currently in effect, excluding Mr. Cavalier, who serves as an executive officer of Aeolus.

2016 Stock Incentive Plan
Purpose
The purpose of the Company's 2016 Stock Incentive Plan (the "2016 Plan") is to assist us in recruiting and retaining qualified employees, consultants, advisors and non-employee directors and to allow us to build a satisfying long-term relationship with these individuals through recognition of their contributions to our affiliates and to us. The 2016 Plan provides for the grant of non-statutory stock options ("NSOs"), options intended to qualify as incentive stock options ("ISOs") under Section 422 of the Code, and restricted stock awards.

Board Approval and Stockholder Approval
Our Board approved the 2016 Plan in March of 2016, and a majority of our stockholders entitled to vote on the 2016 Plan approved the 2016 Plan on April 19, 2016.
Administration
The 2016 Plan is administered by the Board and the Compensation Committee (the "Plan Administrator"). Subject to the limitations set forth in the 2016 Plan, the Plan Administrator selects who will receive awards under the 2016 Plan, and determines the amount, exercise or purchase price, vesting requirements and other conditions of each award. In addition, the Plan Administrator establishes the guidelines and forms for implementing the 2016 Plan and is responsible for interpreting and making all decisions regarding the operation of the 2016 Plan. The Plan Administrator's decisions are final and binding upon all participants in the 2016 Plan.
Eligibility and Shares Subject to the 2016 Plan
Under the 2016 Plan, 25,000,000 shares of our Common Stock have currently been reserved for issuance either by direct sale or upon exercise of options granted to our employees (including our officers and directors who are also employees), non-employee directors, and consultants and advisors who provide services to us as independent contractors. ISOs may be granted only to our employees who are paid from our payroll. NSOs and restricted stock awards may be granted to our employees, consultants and non-employee directors.
The 2016 Plan provides that grants made to any person in a single calendar year may not cover more than 10,000,000 shares of Common Stock. Any shares subject to outstanding options or restricted stock awards granted under the 2016 Plan that expire, terminate or are canceled without having been exercised or vested in full shall again become available for further grant under the 2016 Plan. If shares issued under the 2016 Plan are forfeited, they also become available for new grants.
As of September 30, 2016, we had four employees, one consultant and six non-employee directors eligible to participate under the 2016 Plan.
As of September 30, 2016, 250,000 options were outstanding under the 2016 Plan. All past and future stock options will be granted with exercise prices equal to or greater than the fair market value of our Common Stock on the date of grant.  On September 30, 2016, the closing price for our Common Stock on the OTCQB was $0.19 per share.
Pursuant to the terms of the 2016 Plan, the Board will determine the number of options and restricted stock awards to be allocated to our employees, non-employee directors and consultants under the 2016 Plan in the future, and such allocations may only be made in accordance with the provisions of the 2016 Plan as described herein.
Terms of the Options
The Board or the Plan Administrator will determine the terms for each option granted under the 2016 Plan. The maximum term of each option to be granted under the 2016 Plan is ten years (five years in the case of an ISO granted to any key employee of ours who, together with certain family members, owns more than 10% of our outstanding voting stock (a "10% stockholder").
The exercise price of ISOs and NSOs to be granted under the 2016 Plan will not be less than 100% of the fair market value of our Common Stock on the date of the grant (110% in the case of an ISO granted to a 10% stockholder). The exercise price of NSOs granted under the 2016 Plan will not be less than 85% of the fair market value of our Common Stock on the date of grant (110% in the case of NSOs granted to a 10% stockholder). The fair market value is deemed to be the closing price of our Common Stock, as reported on the OTCQB.
Under the 2016 Plan, the exercise price is payable in cash or by check.

Terms of the Restricted Stock Awards
The Plan Administrator has discretion to : grant awards of restricted stock to eligible individuals; and determine the time of the grant, whether the award is a performance-based restricted stock award, the number of shares of Common Stock subject to an award, the vesting schedule applicable to the award and other terms and conditions applicable to the award.
As a general rule, shares of our Common Stock that are subject to a restricted stock award will be held by the Plan Administrator for the benefit of the award recipient until vested and, when vested, are transferred to the award recipient. Unless the Plan Administrator determines otherwise with respect to any restricted stock award, before the shares subject to a restricted stock award are vested and transferred to the award recipient, the Plan Administrator will exercise any voting or tender rights in its discretion and hold and accumulate any dividends or distributions for distribution at the same time and terms as the underlying shares. In the alternative, the Plan Administrator may authorize the immediate distribution of the restricted stock to the award recipient in the form of a stock certificate bearing a legend containing the applicable vesting restrictions or the immediate distribution of dividends paid on the underlying shares.
All restricted stock awards will be subject to a vesting schedule to be specified by the Plan Administrator when the award is made.  Unless the Plan Administrator determines otherwise with respect to any restricted stock award, upon termination of a participant's employment for any reason, any awards that are unvested at termination of employment will be forfeited, with the award recipient receiving a refund equal to the lesser of the fair market value of the unvested shares at termination of employment or the amount (if any) paid when the award was made.
The Plan Administrator has the power to designate a restricted stock award as a performance-based restricted stock award and establish, in addition to or in lieu of service-based vesting requirements, one or more performance goals, which must be attained as a condition of retention of the shares. Attainment of the performance goals are measured over a performance measurement period specified by the Plan Administrator when the award was made.
The Plan Administrator will determine in its discretion whether the award recipient has attained the goals. If they have been attained, the Plan Administrator will certify that fact in writing. If the performance goals are not satisfied during the performance measurement period, the relevant awards will be forfeited. If the performance goals and any service-based vesting schedule are satisfied, the award will be distributed (or any vesting-related legend removed from any stock certificates previously delivered to the award recipient).
Duration, Amendment and Termination
The Plan Administrator may amend, suspend or terminate the 2016 Plan at any time, except that any such amendment, suspension or termination shall not affect any award previously granted. Any amendment of the 2016 Plan is subject to approval of our stockholders only to the extent required by applicable law.
Effect of Certain Corporate Events
All outstanding options under the 2016 Plan shall become fully exercisable for a period of 60 days following the occurrence of any of the following events:
●
the date on which shares of Common Stock are first purchased pursuant to a tender offer or exchange offer;
●
the date we acquire knowledge that any person or group has become the beneficial owner of our securities entitling the person or group to 30% or more of all votes to which all of our stockholders would be entitled in the election of the Board were an election held on such date;
●
the date, during any period of two consecutive years, when individuals who at the beginning of such period constitute the Board cease for any reason to constitute at least a majority thereof; and
●
the date on which our stockholders approve an agreement for a merger or sale of substantially all of our assets.

The Plan Administrator will have the discretion to determine the effect that any of the foregoing events will have on restricted stock awards, and may make such determination before the occurrence of such an event or specify the effect of any such event in the applicable award agreement.

In addition, in the event we merge with, or sell substantially all of our assets to, another entity as a result of which we are not the surviving entity, and the other entity does not assume outstanding awards under the 2016 Plan, all of the outstanding awards under the 2016 Plan shall immediately vest and become exercisable, in the case of options, for a period 30 days after the Board notifies our option holders that these options have been accelerated. Any options that are not exercised by the end of this 30-day period shall automatically terminate in their entirety.
In the event of a subdivision of our outstanding Common Stock, a combination or consolidation of our outstanding Common Stock (by reclassification or otherwise) into a lesser number of shares, a declaration of a dividend payable in Common Stock or in a form other than Common Stock in an amount that has a material effect on the price of our shares, a recapitalization, spinoff, reclassification, or a similar occurrence, the Board will make adjustments in the number and/or exercise price of options, stock awards and/or the number of shares available under the 2016 Plan, as appropriate.
Federal Income Tax Consequences of Awards Under the 2016 Plan
The following discussion is intended to be a summary and is not a comprehensive description of the federal tax laws, regulations and policies affecting the Company and recipients of restricted stock awards or stock option grants that may be granted under the 2016 Plan. Any descriptions of the provisions of any law, regulation or policy are qualified in their entirety by reference to the particular law, regulation or policy. Any change in applicable law or regulation or in the policies of various taxing authorities may have a significant effect on this summary. The 2016 Plan is not a qualified plan under Section 401(a) of the Code.
Restricted Stock Awards. The federal income tax consequences of restricted stock awards depends on whether the recipient has made a timely election under Section 83(b) of the Code.  If a Section 83(b) election is not made, the grant of restricted stock to the recipient under the 2016 Plan will not result at the time of grant in federal income tax consequences to us or to the award recipient. Once the award vests and the shares subject to the award are distributed, the award recipient will generally be required to include in ordinary income, for the taxable year in which the vesting date occurs, an amount equal to the fair market value of the shares on the vesting date. We will generally be allowed to claim a deduction, for compensation expense, in a like amount. If dividends are paid on unvested shares held under the 2016 Plan, such dividend amounts will also be included in the ordinary income of the recipient. We will generally be allowed to claim a deduction for compensation expense for this amount as well.
If the recipient of a restricted stock award makes a timely Section 83(b) election, the value of the shares subject to a restricted stock award will be included in the recipient's income for federal income tax purposes when the award is made instead of when it vests. In that case, we will generally be allowed to claim a deduction, for compensation expense, in a like amount.  The recipient will also recognize dividend income in the amount of any dividends paid to the recipient with respect to the restricted stock when the dividend is paid.
If the recipient of a restricted stock award sells the shares covered by the award after the award vests, the recipient will have a capital gain (or loss) equal to the difference between the sales price and the value of the common stock included in the recipient's income as described above.  The gain (or loss) is a short-term or a long-term capital gain (or loss) depending on how long the recipient held the shares.
Stock Options. ISOs will not create federal income tax consequences when they are granted. If they are exercised during employment or within three months after termination of employment (one year for termination due to death or disability), the exercise will not create federal income tax consequences either. When the shares acquired on exercise of an ISO are sold, the seller must pay federal income taxes on the amount by which the sales price exceeds the purchase price. This amount will be taxed at capital gains rates if the sale occurs at least two years after the ISO was granted and at least one year after the ISO was exercised. Otherwise, the sale of the ISO shares would constitute a disqualifying disposition and be taxed as ordinary income. We will generally not be allowed to claim a deduction, for compensation expense, upon the sale of ISO shares unless there is a disqualifying disposition by the stockholder.
ISOs that are exercised more than one year after termination of employment due to death or disability or more than three months after termination of employment for reasons other than death or disability are automatically treated as NSOs. NSOs will not create federal income tax consequences when they are granted. When an NSO is exercised, federal income tax at ordinary income tax rates must be paid on the amount by which the fair market value of the shares acquired upon exercise exceed the exercise price. When an option holder sells shares acquired by exercising an NSO, the option holder must pay federal income tax on the amount by which the sales proceeds exceed his or her tax cost basis in the shares.  The option holder's tax cost basis is the exercise price of the NSO plus the ordinary income the option holder recognized upon exercise of the NSO.  This amount will be taxed at capital gain rates, which will vary depending upon the amount of time that has elapsed since exercise of the option.

When a NSO is exercised, we may be allowed a federal income tax deduction equal to the amount that the option holder includes in his or her ordinary income.
Deduction Limits. The Code places an annual limit of $1 million each on the tax deduction which we may claim in any fiscal year for the compensation of our chief executive officer and any other executive officers named in the summary compensation table included in our annual proxy statement or information statement (other than the Chief Financial Officer). There is an exception to this limit for "qualified performance-based compensation." We have designed the 2016 Plan with the intention that the options and restricted stock awards that we grant after obtaining stockholder approval will constitute qualified performance-based compensation. As a result, we do not believe that the $1 million limit will impair our ability to claim federal income tax deductions for compensation attributable to future performance-based restricted stock awards and stock options granted under the 2016 Plan. However, the $1 million limit would apply to future restricted stock awards, if any, made to covered employees that are not designated as performance-based restricted stock awards.
Excise Taxes.  Under certain circumstances, the accelerated vesting of an award in connection with a change in control of the Company might be deemed an "excess parachute payment" for purposes of the golden parachute tax provisions of Section 280G of the Code.  To the extent accelerated vesting results in an excess parachute payment, the award holder may be subject to a 20% excise tax on the amount of the excess parachute payment and the Company may be denied a tax deduction in an amount equal to the excess parachute payment.
Withholding of Tax.  The Company has the right deduct from any settlement or award made under the Plan a sufficient amount to cover withholding of any federal, state or local taxes required by law, or to take such other action as may be necessary to satisfy any such withholding obligations.  The methods by which these withholding obligations may be satisfied are specified in the Plan and in the recipient's award agreement.
The preceding statements are intended to summarize the general principles of current federal income tax law applicable to awards that may be granted under the 2016 Plan. State and local tax consequences may also be significant.  Because of the complexities involved in the application of federal, state, local, and foreign tax laws to specific circumstances and the uncertainties as to possible future changes in the tax laws, recipients should consult their personal tax advisors regarding the tax consequences of receiving options or common stock under the Plan and exercising options or selling common stock that the recipients received under the Plan or upon exercise of options.
2004 Stock Incentive Plan

The following description of the 2004 Stock Incentive Plan is provided due to the fact that options remain outstanding under such plan.

Purpose

The purpose of the 2004 Plan is to assist us in recruiting and retaining qualified employees, consultants, advisors and non-employee directors and to allow us to build a satisfying long-term relationship with these individuals through recognition of their contributions to our affiliates and to us. The 2004 Plan provides for the grant of non-statutory stock options ("NSOs"), options intended to qualify as incentive stock options ("ISOs") under Section 421(b) of the Code, and restricted stock awards.

Administration

The 2004 Plan is administered by the Board and the Compensation Committee (the "Plan Administrator"). Subject to the limitations set forth in the 2004 Plan, the Plan Administrator selects who will receive awards under the 2004 Plan, and determines the amount, exercise or purchase price, vesting requirements and other conditions of each award. In addition, the Plan Administrator establishes the guidelines and forms for implementing the 2004 Plan and is responsible for interpreting and making all decisions regarding the operation of the 2004 Plan. The Plan Administrator's decisions are final and binding upon all participants in the 2004 Plan.

Eligibility and Shares Subject to the 2004 Plan

Under the 2004 Plan, as amended by written consent in 2012, 25,000,000 shares of our Common Stock were reserved for issuance either by direct sale or upon exercise of options granted to our employees (including our officers and directors who are also employees), non-employee directors, and consultants and advisors who provide services to us as independent contractors. ISOs were granted only to our employees who are paid from our payroll. NSOs and restricted stock awards may be granted to our employees, consultants and non-employee directors.

The 2004 Plan provides that grants made to any person in a single calendar year may not cover more than 25,000,000 shares of Common Stock. Any shares subject to outstanding options or restricted stock awards granted under the 2004 Plan that expire, terminate or are canceled without having been exercised or vested in full shall again become available for further grant under the 2004 Plan. If shares issued under the 2004 Plan are forfeited, they also become available for new grants.

As of September 30, 2015, we had four employees, one consultant and six non-employee directors participating under the 2004 Plan

As of September 30, 2015, options to purchase an aggregate of 11,014,591 shares of our Common Stock at a weighted average exercise price of $0.43 per share were outstanding under the 2004 Plan. No other awards were outstanding under the 2004 Plan as of that date. All stock options have been granted with exercise prices equal to or greater than the fair market value of our Common Stock on the date of grant. On September 30, 2015, the last trading day of the fiscal year ended September 30, 2015, the closing price for our Common Stock on the OTCQB was $0.24 per share.

Terms of the Option

The maximum term of each option granted under the 2004 Plan is ten years (five years in the case of an ISO granted to any key employee of ours who, together with certain family members, owns more than 10% of our outstanding voting stock (a "10% stockholder")

The exercise price of ISOs and NSOs granted under the 2004 Plan were not less than 100% of the fair market value of our Common Stock on the date of the grant (110% in the case of an ISO granted to a 10% stockholder). The exercise price of NSOs granted under the 2004 Plan were not less than 85% of the fair market value of our Common Stock on the date of grant (110% in the case of NSOs granted to a 10% stockholder). The fair market value is deemed to be the closing price of our Common Stock, as reported on the OTCQB.

Under the 2004 Plan, the exercise price is payable in cash or by check.

Terms of the Restricted Stock Awards

The Plan Administrator had discretion to grant awards of restricted stock to eligible individuals. The Plan Administrator determined the time of the grant, whether the award was a performance-based restricted stock award, the number of shares of Common Stock subject to an award, the vesting schedule applicable to the award and other terms and conditions applicable to the award.

As a general rule, shares of our Common Stock that are subject to a restricted stock award will be held by the Plan Administrator for the benefit of the award recipient until vested and, when vested, are transferred to the award recipient. Unless the Plan Administrator determines otherwise with respect to any restricted stock award, before the shares subject to a restricted stock award are vested and transferred to the award recipient, the Plan Administrator will exercise any voting or tender rights in its discretion and hold and accumulate any dividends or distributions for distribution at the same time and terms as the underlying shares. In the alternative, the Plan Administrator may authorize the immediate distribution of the restricted stock to the award recipient in the form of a stock certificate bearing a legend containing the applicable vesting restrictions or the immediate distribution of dividends paid on the underlying shares.

All restricted stock awards are subject to a vesting schedule that was specified by the Plan Administrator when the award is made. Unless the Plan Administrator determined or determines otherwise with respect to any restricted stock award, upon termination of a participant's employment for any reason, any awards that are unvested at termination of employment will be forfeited, with the award recipient receiving a refund equal to the lesser of the fair market value of the unvested shares at termination of employment or the amount (if any) paid when the award was made.

The Plan Administrator had the power to designate a restricted stock award as a performance-based restricted stock award and establish, in addition to or in lieu of service-based vesting requirements, one or more performance goals that must be attained as a condition of retention of the shares. Attainment of the performance goals are measured over a performance measurement period specified by the Plan Administrator when the award was made.

The Plan Administrator will determine in its discretion whether the award recipient has attained the goals. If they have been attained, the Plan Administrator will certify that fact in writing. If the performance goals are not satisfied during the performance measurement period, the relevant awards will be forfeited. If the performance goals and any service-based vesting schedule are satisfied, the award will be distributed (or any vesting-related legend removed from any stock certificates previously delivered to the award recipient).

Effect of Certain Corporate Events

All outstanding options under the 2004 Plan shall become fully exercisable for a period of 60 days following the occurrence of any of the following events:

●
the date on which shares of Common Stock are first purchased pursuant to a tender offer or exchange offer;
●
the date we acquire knowledge that any person or group has become the beneficial owner of our securities entitling the person or group to 30% or more of all votes to which all of our stockholders would be entitled in the election of the Board were an election held on such date;
●
the date, during any period of two consecutive years, when individuals who at the beginning of such period constitute the Board cease for any reason to constitute at least a majority thereof; and
●
the date on which our stockholders approve an agreement for a merger or sale of substantially all of our assets.

The Plan Administrator will have the discretion to determine the effect that any of the foregoing events will have on restricted stock awards, and may make such determination before the occurrence of such an event or specify the effect of any such event in the applicable award agreement.

In addition, in the event we merge with, or sell substantially all of our assets to, another entity as a result of which we are not the surviving entity, and the other entity does not assume outstanding awards under the 2004 Plan, all of the outstanding awards under the 2004 Plan shall immediately vest and become exercisable, in the case of options, for a period 30 days after the Board notifies our option holders that these options have been accelerated. Any options that are not exercised by the end of this 30-day period shall automatically terminate in their entirety.

In the event of a subdivision of our outstanding Common Stock, a combination or consolidation of our outstanding Common Stock (by reclassification or otherwise) into a lesser number of shares, a declaration of a dividend payable in Common Stock or in a form other than Common Stock in an amount that has a material effect on the price of our shares, a recapitalization, spinoff, reclassification, or a similar occurrence, the Board will make adjustments in the number and/or exercise price of options, stock awards and/or the number of shares available under the 2004 Plan, as appropriate.

Federal Income Tax Consequences of Awards Under the 2004 Plan

The following discussion is intended to be a summary and is not a comprehensive description of the federal tax laws, regulations and policies affecting the Company and recipients of restricted stock awards or stock option grants that may be granted under the 2004 Plan. Any descriptions of the provisions of any law, regulation or policy are qualified in their entirety by reference to the particular law, regulation or policy. Any change in applicable law or regulation or in the policies of various taxing authorities may have a significant effect on this summary. The 2004 Plan is not a qualified plan under Section 401(a) of the Code.

Restricted Stock Awards. The grant of restricted stock awards under the 2004 Plan will not result in federal income tax consequences to either us or the award recipient. Once the award is vested and the shares subject to the award are distributed, the award recipient will generally be required to include in ordinary income, for the taxable year in which the vesting date occurs, an amount equal to the fair market value of the shares on the vesting date. We will generally be allowed to claim a deduction, for compensation expense, in a like amount. If dividends are paid on unvested shares held under the 2004 Plan, such dividend amounts will also be included in the ordinary income of the recipient. We will generally be allowed to claim a deduction for compensation expense for this amount as well.

In certain cases, a recipient of a restricted stock award may elect to include the value of the shares subject to a restricted stock award in income for federal income tax purposes when the award is made instead of when it vests. In that case, we will generally be allowed to claim a deduction, for compensation expense, in a like amount.

Stock Options. ISOs will not create federal income tax consequences when they are granted. If they are exercised during employment or within three months after termination of employment (one year for termination due to death or disability), the exercise will not create federal income tax consequences either. When the shares acquired on exercise of an ISO are sold, the seller must pay federal income taxes on the amount by which the sales price exceeds the purchase price. This amount will be taxed at capital gains rates if the sale occurs at least two years after the ISO was granted and at least one year after the ISO was exercised. Otherwise, the sale of the ISO shares would constitute a disqualifying disposition and be taxed as ordinary income. We will generally not be allowed to claim a deduction, for compensation expense upon the sale of ISO shares unless there is a disqualifying disposition by the stockholder.

ISOs that are exercised more than one year after termination of employment due to death or disability or three months after termination of employment for other reasons are automatically treated as NSOs. NSOs will not create federal income tax consequences when they are granted. When they are exercised, federal income taxes at ordinary income tax rates must be paid on the amount by which the fair market value of the shares acquired by exercising the option exceeds the exercise price. When an option holder sells shares acquired by exercising an NSO, he or she must pay federal income taxes on the amount by which the sales price exceeds the purchase price plus the amount included in ordinary income at option exercise. This amount will be taxed at capital gains rates, which will vary depending upon the time that has elapsed since the exercise of the option.

When a NSO is exercised, we may be allowed a federal income tax deduction for the same amount that the option holder includes in his or her ordinary income.

Deduction Limits. The Code places an annual limit of $1 million each on the tax deduction which we may claim in any fiscal year for the compensation of our chief executive officer and any other executive officers named in the summary compensation table included in our annual proxy statement or information statement (other than the Chief Financial Officer). There is an exception to this limit for "qualified performance-based compensation." We have designed the 2004 Plan with the intention that the options and restricted stock awards that we grant after obtaining stockholder approval will constitute qualified performance-based compensation. As a result, we do not believe that the $1 million limit will impair our ability to claim federal income tax deductions for compensation attributable to future performance-based restricted stock awards and stock options granted under the 2004 Plan. The $1 million limit would apply to (i) future restricted stock awards, if any, made to covered employees that are not designated as performance-based restricted stock awards and (ii) all options and all restricted stock grants outstanding under the 2004 Plan on the date of this Information Statement.

The preceding statements are intended to summarize the general principles of current federal income tax law applicable to awards that may be granted under the 2004 Plan. State and local tax consequences may also be significant.

Item 14.
Principal Accounting Fees and Services.
Independent Registered Public Accounting Firm – Fees

The following table shows the aggregate fees accrued by us for audit and other services for the fiscal years ended September 30, 2016 and September 30, 2015 provided by Haskell & White LLP and Grant Thornton LLP, respectively.

Total
Fiscal Year 2016
Audit Fees (1)	$48,425
Audit-Related Fees	-
Tax Fees	-
All Other Fees	$8,000
Total Fees Fiscal Year 2016	$56,425

Total
Fiscal Year 2015
Audit Fees (1)	$125,451
Audit-Related Fees	-
Tax Fees	-
All Other Fees	-
Total Fees Fiscal Year 2015	$125,451

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

PART IV
Item 15.
Exhibits and Financial Statement Schedules.
(1) Exhibits.
		Incorporated by Reference To
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
2.1	Agreement and Plan of Merger and Reorganization dated September 16, 2003 between Incara, Inc. and Incara Pharmaceuticals Corporation	S-4	09/19/03	2.1
3.1	Amended and Restated Certificate of Incorporation	10-K	12/31/12	3.1
3.2	Certificate of Designation for Series C Preferred Stock	8-K	12/15/15	10.1
3.3	Bylaws	8-K	10/27/15	3.1
4.1	Form of Common Stock Certificate	10-Q	08/11/04	4.1
4.2	Form of Series B Preferred Stock Certificate	S-4	09/19/03	4.8
4.3	Form of Warrant to Purchase Common Stock dated June 5, 2006.	8-K	06/06/06	10.3
4.4	Registration Rights Agreement dated May 22, 2007 by and among the Company and each of the Purchasers whose names appear on the Schedule attached thereto.	8-K	5/23/07	4.1
4.5	Registration Rights Agreement dated October 6, 2009 by and among the Company and the investors whose names appear on the signature pages thereof.	8-K	10/06/09	4.1
4.6	Form of Warrant to Purchase Common Stock dated May 22, 2007.	8-K	5/23/07	10.2
4.7	Form of Warrant to Purchase Common Stock	8-K	10/06/09	10.2
4.8	Registration Rights Agreement dated September 16, 2003 among Incara Pharmaceuticals Corporation, Incara, Inc. and Goodnow Capital, L.L.C.	S-4	09/19/03	10.101
4.9	Registration Rights Agreement dated August 11, 2010 by and among Aeolus Pharmaceuticals, Inc. and the investors listed therein	8-K	8/12/10	4.1
4.10	Registration Rights Agreement dated March 4, 2013 by and among Aeolus Pharmaceuticals, Inc. and the investors listed therein	8-K	03/06/13	10.2
4.11	Form of Warrant to Purchase Common Stock dated March 4, 2013.	8-K	03/06/13	10.3
4.12	Warrant Repricing, Exercise and Lockup Agreement dated February 19, 2013 by and among the Company, Xmark JV Investment Partners, LLC and affiliates	8-K	02/19/13	10.4
4.13	Form of Series C Preferred Stock Certificate	10-K	12/20/2016	4.13
4.14	Form of Warrant	8-K	12/15/15	10.2
10.1*	License Agreement between Duke University and Aeolus Pharmaceuticals, Inc., dated July 21, 1995	S-1	12/08/95	10.4
10.2	Amended and Restated Limited Liability Company Agreement of CPEC LLC dated July 15, 1999, among CPEC LLC, Intercardia, Inc. and Interneuron Pharmaceuticals, Inc.	8-K	07/23/99	10.42
10.3	Assignment, Assumption and License Agreement dated July 15, 1999, between CPEC LLC and Intercardia, Inc.	8-K	07/23/99	10.43
10.4*	License Agreement dated January 19, 2001 between Incara Pharmaceuticals Corporation and Incara Development, Ltd.	10-Q	02/13/01	10.59
10.5*	License Agreement dated January 19, 2001 between Elan Corporation, plc, Elan Pharma International Ltd. and Incara Development, Ltd.	10-Q	02/13/01	10.60
10.6	Intentionally left blank
10.7	Agreement and Amendment, effective as of January 22, 2001, by and among Incara Pharmaceuticals Corporation, Elan International Services, Ltd. and Elan Pharma International Limited	10-Q	05/14/01	10.64
10.8	Second Agreement and Amendment, effective as of January 22, 2001, by and among Incara Pharmaceuticals Corporation, Elan International Services, Ltd. and Elan Pharma International Limited	10-Q	05/14/01	10.65
10.9	Third Agreement and Amendment, effective as of January 22, 2001, by and among Incara Pharmaceuticals Corporation, Elan International Services, Ltd. and Elan Pharma International Limited	8-K	06/01/01	10.66

Incorporated by Reference To
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
10.10	Agreement and Fourth Amendment, effective February 13, 2002, by and among Incara Pharmaceuticals Corporation, Elan International Services, Ltd., Elan Pharma International Limited and Elan Pharmaceutical Investments III, Ltd.	10-Q	02/14/02	10.75
10.11*	License Agreement dated June 25, 1998 between Duke University and Aeolus Pharmaceuticals, Inc.	10-Q	05/15/02	10.82
10.12*	License Agreement dated May 7, 2002 between Duke University and Aeolus Pharmaceuticals, Inc.	10-Q	05/15/02	10.83
10.13*	License Agreement dated November 17, 2000 between National Jewish Medical and Research Center and Aeolus Pharmaceuticals, Inc.	10-Q	02/13/01	10.56
10.14	Exclusive License Agreement, dated January 15, 2009, by and between the Company and National Jewish Health	10-Q	05/16/11	10.7
10.15*	Securities Purchase Agreement dated as of May 15, 2002, among Incara Pharmaceuticals Corporation, Aeolus Pharmaceuticals, Inc., Elan Pharma International Limited and Elan International Services, Ltd.	8-K/A	07/03/02	10.84
10.16*	Development and Option Agreement dated May 15, 2002, among Elan Pharma International Limited, Incara Pharmaceuticals Corporation and Aeolus Pharmaceuticals, Inc.	8-K/A	07/03/02	10.85
10.17	Intentionally left blank
10.18	Amendment No. 1 to License Agreement dated May 14, 2002, between Aeolus Pharmaceuticals, Inc. and Duke University (amending License Agreement dated July 21, 1995)	8-K/A	07/03/02	10.87
10.19	Amendment No. 1 to License Agreement dated May 14, 2002, between Aeolus Pharmaceuticals, Inc. and Duke University (amending License Agreement dated June 25, 1998)	8-K/A	07/03/02	10.88
10.20	Amendment No. 1 to License Agreement dated May 14, 2002, between Aeolus Pharmaceuticals, Inc. and National Jewish Medical and Research Center (amending License Agreement dated November 17, 2000)	8-K/A	07/03/02	10.89
10.21*	Subaward Agreement, dated March 16, 2011, by and between the Company and the Office of Research and Development of the University of Maryland, Baltimore	10-Q	05/16/11	10.4
10.22	Letter dated May 17, 2004 from Elan International Services, Limited and Elan Pharma International Limited to Incara Pharmaceuticals Corporation	10-Q	08/11/04	10.106
10.23+	Aeolus Pharmaceuticals, Inc. 1994 Stock Option Plan, as amended	10-Q	08/11/04	10.109
10.24+	Aeolus Pharmaceuticals, Inc. Amended and Restated 2004 Stock Incentive Plan	14-C	11/16/12	D

Incorporated by Reference To
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
10.25+	Amended and Restated Employment Agreement dated July 30, 2010 between Aeolus Pharmaceuticals, Inc. and John L. McManus	8-K	08/02/10	10.4
10.26+	Letter Agreement dated July 10, 2006 between Aeolus Pharmaceuticals, Inc. and McManus & Company, Inc.	8-K	07/10/06	10.2
10.27+	Form of Indemnity Agreement	10-K	12/27/11	10.27
10.28	Terms of Outside Director Compensation	10-K	12/17/04	10.114
10.29+	Form of Incentive Stock Option Agreement	10-Q	02/08/05	10.115
10.30+	Form of Nonqualified Stock Option Agreement	10-Q	02/08/05	10.116
10.31	Subscription Agreement dated June 5, 2006 by and between the Company and the investors whose names appear on the signature pages thereof.	8-K	06/06/06	10.1
10.32	Board Observer Letter dated June 5, 2006 by and among the Company and Efficacy Biotech Master Fund Ltd.	8-K	06/06/06	10.6
10.33+	Consulting Agreement, dated December 1, 2010, between Aeolus Pharmaceuticals, Inc. and Brian J. Day	8-K	12/03/10	10.1
10.34*	Sponsored Research Agreement (Non-Clinical), dated April 12, 2011, by and between the Company and Duke University	10-Q	05/16/11	10.5
10.35	Securities Purchase Agreement dated August 11, 2010 by and among Aeolus Pharmaceuticals, Inc. and the investors listed therein	8-K	8/12/10	10.1
10.36	Form of Warrant pursuant to Securities Purchase Agreement dated August 11, 2010 by and among Aeolus Pharmaceuticals, Inc. and the investors listed therein	8-K	8/12/10	10.2
10.37	Convertible Promissory Note dated February 7, 2007 issued by Aeolus Pharmaceuticals, Inc. to Elan Pharma International Ltd.	S-1	06/04/07	10.43
10.38	Amendment No. 1 To Convertible Promissory Note dated February 7, 2009 by and between Aeolus Pharmaceuticals, Inc. and Elan Pharma International Limited	8-K	3/16/09	10.1
10.39+	Form of Restricted Share Award Agreement	S-8 POS	3/31/08	99.2
10.40	Securities Purchase and Exchange Agreement dated October 6, 2009 by and among the Company and the investors whose names appear on the signature pages thereof	8-K	10/06/09	10.1
10.41	Amendment Agreement to the Securities Purchase and Exchange Agreement, dated December 24, 2009, by and among the Company and the investors whose names appear on the signature pages thereof	8-K	12/28/09	10.1
10.42+	Intentionally Omitted	8-K	02/16/11	10.1
10.43*	Contract No. HHSO100201100007C, dated February 11, 2011, by and between the Company and the U.S. Department of Health and Human Services Biomedical Advanced Research and Development Authority	10-Q	05/16/11	10.1

Incorporated by Reference To
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith
10.44*	Research and Manufacturing Agreement, dated February 18, 2011 (the “JMPS Agreement”), by and between the Company and Johnson Matthey Pharmaceutical Materials, Inc. (d/b/a Johnson Matthey Pharma Services).	10-Q	05/16/11	10.2
10.45*	Appendix 2 to the JMPS Agreement, dated February 18, 2011	10-Q	8/14/12	10.4
10.46*	Appendix 3 to the JMPS Agreement, dated April 30, 2012	10-Q	8/14/12	10.5
10.47*	Appendix 4 to the JMPS Agreement, dated April 30, 2012	10-Q	8/14/12	10.6
10.48*	Appendix 5 to the JMPS Agreement, dated April 30, 2012	10-Q	8/14/12	10.7
10.49*	Appendix 6 to the JMPS Agreement, dated April 30, 2012	10-Q	8/14/12	10.8
10.50*	General Management Consulting Assignment, dated February 23, 2011, by and between the Company and Booz Allen Hamilton Inc.	10-Q	05/16/11	10.3
10.51	Form of Securities Purchase Agreement by and among the Company and the investors whose names appear on the signature pages thereof	8-K	4/5/12	10.1
10.52	Form of Registration Rights Agreement by and among the Company and the investors party thereto	8-K	4/5/12	10.2
10.53	Form of Warrant issued to investors in March and April 2012	8-K	4/5/12	10.3
10.54	Amended and Restated Employment Agreement by and between the Company and John L. McManus	8-K	03/05/13	10.1
10.55	Form of Registration Rights Agreement	8-K	12/15/15	10.2
21.1	List of Subsidiaries	10-K	12/20/2016	21.1
23.1	Consent of Haskell & White LLP, Independent Registered Public Accounting Firm	10-K	12/20/2016	23.1
23.2	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm	10-K	12/20/2016	23.2
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)				X
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a)				X
32.1	Certification by the Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS†	XBRL Instance Document	10-K	12/20/2016	101.INS
101.SCH†	XBRL Taxonomy Extension Schema Document	10-K	12/20/2016	101.SCH
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document	10-K	12/20/2016	101.CAL
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document	10-K	12/20/2016	101.DEF
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document	10-K	12/20/2016	101.LAB
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document	10-K	12/20/2016	101.PRE

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

AEOLUS PHARMACEUTICALS, INC.

Date: January 30, 2017	By:	/s/ John L. McManus
John L. McManus
President and Chief Executive Officer