Form 10-Q
period 2016-12-31
AEOLUS PHARMACEUTICALS, INC.
filed 2017-02-17
CIK 1261734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016.

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
(Registrant’s Telephone Number, Including Area Code)949-481-9825

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

Large accelerated filer ☐	Non -accelerated filer (Do not check if a smaller reporting company) ☐
Accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, par value $.01 per share	Outstanding as of February 17, 2017 152,085,825 shares

AEOLUS PHARMACEUTICALS, INC.
FORM 10-Q
For the Quarter Ended December 31, 2016

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

AEOLUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2016	September 30, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,895	$3,155
Accounts receivable	544	750
Prepaid expenses and other current assets	178	230
Total current assets	2,617	4,135
Investment in CPEC LLC	32	32
Total assets	$2,649	$4,167

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$514	$972
Total current liabilities	514	972

Total liabilities	514	972
Commitments and contingencies (Note H)
Stockholders’ equity:
Preferred stock, $.01 par value per share, 10,000,000 shares authorized:
Series A nonredeemable convertible preferred stock, 1,250,000 shares authorized as of December 31, 2016 and September 30, 2016, respectively; no shares issued and outstanding as of December 31, 2016 and September 30, 2016, respectively	—	—
Series B nonredeemable convertible preferred stock, 1,600,000 shares authorized as of December 31, 2016 and September 30, 2016, respectively; no shares issued and outstanding as of December 31, 2016 and September 30, 2016, respectively	—	—
Series C nonredeemable convertible preferred stock, 5,000 shares authorized as of December 31, 2016 and September 30, 2016, respectively; 4,500 shares issued and outstanding as of December 31, 2016 and September 30, 2016, respectively	—	—
Common stock, $.01 par value per share, 200,000,000 shares authorized; 152,085,825 shares issued and outstanding as of December 31, 2016 and September 30, 2016, respectively	1,520	1,520
Additional paid-in capital	191,890	191,863
Accumulated deficit	(191,275)	(190,188)
Total stockholders’ equity	2,135	3,195
Total liabilities and stockholders’ equity	$2,649	$4,167

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended December 31,
	2016	2015
Revenue:
Contract revenue	$83	$305
Costs and expenses:
Research and development	489	492
General and administrative	681	561
Total costs and expenses	1,170	1,053
Loss from operations	(1,087)	(748)

Interest expense	—	285
Net loss	(1,087)	(1,033)
Deemed dividend on Series C preferred stock	—	580
Net loss attributable to common stockholders	$(1,087)	$(1,613)
Net loss per weighted share attributable to common stockholders:
Basic net loss per common share	$(0.01)	$(0.01)
Diluted net loss per common share	$(0.01)	$(0.01)
Weighted average common shares outstanding:
Basic	152,086	139,439
Diluted	152,086	139,439
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,087)	$(1,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on note payable to shareholders	—	273
Accrued interest	—	12
Noncash compensation	27	38
Change in assets and liabilities:
Accounts receivable	206	714
Deferred subcontractor cost	—	21
Prepaid expenses and other current assets	52	(21)
Accounts payable and accrued expenses	(458)	(802)
Deferred revenue	—	(22)
Net cash used in operating activities	(1,260)	(820)

Cash flows from financing activities:
Proceeds from issuance of common stock and common stock warrants, net	—	2,005
Proceeds from issuance of preferred stock and common stock warrants, net	—	4,165
Net cash provided by financing activities	—	6,170
Net (decrease) increase in cash and cash equivalents	(1,260)	5,350
Cash and cash equivalents at beginning of period	3,155	94
Cash and cash equivalents at end of period	$1,895	$5,444

Supplemental disclosure of non-cash financing activities:
Conversion of note payable to shareholders for common stock and warrants	$—	$1,000
Conversion of accrued interest on note payable to shareholders for common stock and warrants	$—	$12
Issuance of warrants for financing costs	$—	$266
Deemed dividend on Series C preferred stock	$—	$580

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

Business

Aeolus is developing a platform of novel compounds, known as metalloporphyrins, for use in biodefense, fibrosis, oncology, infectious disease and diseases of the central nervous system. Our lead compound, AEOL 10150, is being developed as a medical countermeasure against the pulmonary effects of radiation exposure under a contract (“BARDA Contract”) valued at up to $118.4 million with the Biomedical Advanced Research and Development Authority (“BARDA”), a division of the Department of Health and Human Services (“HHS”). Aeolus is in its sixth year under the BARDA Contract and has billed BARDA for 30.4 million of the 30.8 million total contract value exercised by BARDA. Aeolus also receives development support from the National Institutes of Health (“NIH”) for development of the compound as a medical countermeasure against radiation and exposure to chemical and nerve agents. Our strategy is to leverage the substantial investment in toxicology, manufacturing, and preclinical and clinical studies made by US Government agencies in AEOL 10150 to develop the compound for the treatment of lung fibrosis, including idiopathic pulmonary fibrosis (“IPF”) and as a treatment to reduce side effects caused by radiation toxicity and improve local tumor control in cancer therapy. The Company is also developing AEOL 11114 as a treatment for Parkinson’s disease and AEOL 20415 as a treatment for cystic fibrosis and diseases that have developed a resistance to existing antibiotic and anti-viral therapies.

Basis of Presentation

All significant intercompany activity has been eliminated in the preparation of the unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Some information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. The condensed consolidated balance sheet at September 30, 2016 was derived from the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016, filed with the Securities and Exchange Commission (the “SEC”) on December 20, 2016.

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

Cash and Cash Equivalents

The Company invests available cash in short-term bank deposits. Cash and cash equivalents include investments with maturities of three months or less at the date of purchase. The carrying value of cash and cash equivalents approximate their fair market value at December 31, 2016 and September 30, 2016 due to their short-term nature.

Significant customers and accounts receivable

For the three months ended December 31, 2016, the Company’s only customer was BARDA, which comprised 100% of total revenues. As of December 31, 2016, the Company’s receivable balances were comprised 100% from this customer. Unbilled accounts receivable, included in accounts receivable, totaling $493,000 and $490,000 as of December 31, 2016 and September 30, 2016, respectively, relate to work that has been performed, though invoicing has not yet occurred. All of the unbilled receivables are expected to be billed and collected within the next 12 months. Accounts receivable are stated at invoice amounts and consist primarily of amounts due from the BARDA Contract. If necessary, the Company records a provision for doubtful receivables to allow for any amounts which may be unrecoverable. This provision is based upon an analysis of the Company’s prior collection experience, customer creditworthiness and current economic trends. As of December 31, 2016 and September 30, 2016, an allowance for doubtful accounts was not recorded as the collection history from the Company’s customer indicated that collection was probable.

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

The BARDA Contract is classified as a “cost-plus-fixed-fee” contract. Aeolus recognizes government contract revenue in accordance with the authoritative guidance for revenue recognition including the authoritative guidance specific to federal government contracts. Reimbursable costs under the contract primarily include direct labor, subcontract costs, materials, equipment, travel, and indirect costs. In addition, the Company receives a fixed fee under the BARDA Contract, which is unconditionally earned as allowable costs are incurred and is not contingent on success factors. Reimbursable costs under the BARDA Contract, including the fixed fee, are generally recognized as revenue in the period the reimbursable costs are incurred and become billable.

Fair Value of Financial Instruments

The carrying amounts of Aeolus’ short-term financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, debt and redemption liability, approximate their fair values due to their short maturities.

Fair Value Measurements

The Company applies Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, for financial and non-financial assets and liabilities.

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

Leases

The Company leases office space and office equipment under month to month operating lease agreements. For the three months ended December 31, 2016 and 2015, total rent expense was approximately $11,000 and $11,000, respectively.

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

Net Income (Loss) Per Common Share

The Company computes net income (loss) attributable to common stockholders using the two-class method required for participating securities. Under the two-class method, securities that participate in dividends, such as the Company’s outstanding preferred shares, preferred warrants, and most common stock warrants, are considered “participating securities.” Our preferred shares, preferred warrants and common stock warrants are considered “participating securities” because they include non-forfeitable rights to dividends.

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
B. Liquidity
As of December 31, 2016, the Company had approximately $1,895,000 of cash and cash equivalents, a decrease of $1,260,000 from September 30, 2016. The decrease in cash was primarily due to cash used in operations.  In order to fund on-going operating cash requirements, or to accelerate or expand our oncology and other programs, we may need to raise significant additional funds.

The Company had a net loss of $1,087,000 for the three months ended December 31, 2016, compared to a net loss of $1,033,000 for the three months ended December 31, 2015. For the same periods, we had cash outflows from operations of approximately $1,260,000 and cash outflows from operations of approximately $820,000, respectively, with the outflows increasing in 2016 due to lower revenue from BARDA and the timing of cash flows related to accounts payable.

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

Under the BARDA Contract, substantially all of the costs of the development of 10150 as a medical countermeasure for pulmonary injuries resulting from an acute exposure to radiation from a radiological/nuclear accident or attack, particularly injuries associated with ARS or DEARE could be paid for by the U.S. government through BARDA funding. We recognized approximately $83,000 in revenue during the three months ended December 31, 2016 related to the BARDA Contract. As of December 31, 2016, the total contract value exercised by BARDA under the BARDA Contract is $30.8 million. From inception of the BARDA Contract, we have billed BARDA approximately $30.4 million. The lower revenue in this quarter reflected the smaller number of tasks in progress under the BARDA Contract compared to prior periods. The net result of this decreased billing has been a decrease in our ability to charge operational costs to the BARDA Contract, resulting in a higher than normal cash burn.

C. Stockholders’ Equity
Preferred Stock

The Certificate of Incorporation of the Company authorizes the issuance of up to 10,000,000 shares of Preferred Stock, at a par value of $0.01 per share, of which 1,250,000 shares are designated Series A Convertible Preferred Stock, 1,600,000 shares are designated Series B Convertible Preferred Stock (the “Series B Stock”) and 5,000 shares are designated Series C Convertible Preferred Stock (the “Series C Stock”). The Board of Directors has the authority to issue Preferred Stock in one or more series, to fix the designation and number of shares of each such series, and to determine or change the designation, relative rights, preferences, and limitations of any series of Preferred Stock, without any further vote or action by the stockholders of the Company.

As of December 31, 2016, 4,500 shares of Series C Convertible Preferred Stock were outstanding. There are no shares of Series A Convertible Preferred Stock or Series B Convertible Preferred Stock issued or outstanding.

The Series C Stock is non-voting stock. Each share of Series C Stock is convertible into 4,545 shares of our common stock except to the extent such conversion would result in such holder of Series C Stock, and its affiliates, owning in the aggregate more than 9.99% of the outstanding common stock. Dividends on the Series C Stock are due whenever dividends are due on the Company’s common stock on an as-if-converted basis, but shall be subordinate to any dividends due to holders of the Company's Series B Stock as a result of such common stock dividends. The Series C Stock shall also be junior to the Series B Stock in the event of liquidation of the Company.

On December 10, 2015, the Company entered into securities purchase agreements with certain accredited investors to sell and issue 4,500 preferred stock units issued to existing investors, Biotechnology Value Fund, L.P. and other affiliates of BVF Partners, L.P., for an aggregate purchase price of $4,500,000. The preferred units collectively consist of (i) 4,500 shares of Series C Stock of the Company that are collectively convertible into an aggregate of 20,454,546 shares of common stock and (ii) warrants to purchase an aggregate of 20,454,546 shares of common stock, in each case subject to adjustment. The warrants have an initial exercise price of $0.22 per share. The Series C Stock and warrants contain provisions restricting the conversion or exercise of such securities in circumstances where such event would result in the holder and its affiliates to beneficially own in excess of 9.99% of the Company’s outstanding common stock.

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

The allocation of the proceeds based on relative fair values of the instruments resulted in recognition of a discount on the Series C Preferred Stock of $2,486,000 from a beneficial conversion feature, which was being amortized from the date of issuance to the earliest redemption date of 90 days post issuance. For the quarter ended December 31, 2015 the Company recognized $580,000 of amortization of the discount on Series C Preferred Stock as deemed dividends charged to additional paid in capital. There was no amortization in the quarter ended December 31, 2016 as the full value of the beneficial conversion feature was fully amortized in the fiscal year ended September 30, 2016. The value of the beneficial conversion feature is calculated as the difference between the effective conversion price of the Series C Preferred Stock and the fair market value of the common stock into which the Series C Preferred Stock are convertible at the commitment date.

Common Stock

On December 10, 2015, the Company entered into securities purchase agreements with certain accredited investors to sell and issue (i) an aggregate of 10,215,275 common units issued at a purchase price of $0.22 per unit. Each common unit consists of one share of the Company’s common stock and a five year warrant to purchase one share of the Company’s common stock, subject to adjustment. The warrants may not be exercised until after 90 days following the date of issuance. The warrants contain provisions restricting the conversion or exercise of such securities in circumstances where such event would result in the holder and its affiliates to beneficially own in excess of 9.99% of the Company’s outstanding common stock.

On September 29, 2015, the Company received funding in the form of convertible promissory notes (the “BVF Notes”) from Biotechnology Value Fund, L.P. and certain other affiliates of BVF Partners, L.P. The BVF Notes had an aggregate principal balance of $1,000,000, accrue interest at a rate of 6% per annum and had a scheduled maturity date of September 28, 2016. The outstanding principal and accrued interest on the BVF Notes were automatically convertible into Company equity securities, provided a qualified financing of not less than $4,000,000 occurred.

On December 11, 2015, following the completion of a qualified financing (consisting of the common units and preferred units involving aggregate proceeds of $6,747,000 described above and under “Preferred Stock,”) the principal and accrued interest amounts under the BVF Notes were converted into 5,414,402 shares of the Company’s common stock and warrants to purchase an additional 5,414,402 shares of the Company’s common stock at an exercise price per share of $0.22 subject to adjustment. As a result, the BVF Notes were no longer outstanding as of that date.

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

Warrants

As of December 31, 2016, warrants to purchase an aggregate of 52,947,877 shares of common stock were outstanding with a weighted average exercise price of $0.23 per share. Details of the warrants for common stock outstanding at December 31, 2016 are as follows:

Number of Shares	Exercise Price	Expiration Date
1,337,627	$0.40	March 2017
325,000	$0.40	April 2017
300,000	$0.258	June 2017
50,000	$0.26	June 2017
140,000	$0.35	October 2017
12,205,000	$0.25	February 2018
1,242,000	$0.25	March 2018
50,000	$0.49	January 2020
37,298,250	$0.22	December 2020
52,947,877

Below is a summary of warrant activity (“common and preferred”) for the three months ended December 31, 2016:

Weighted Average
	Number of Shares	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at 9/30/2016	52,947,877	$0.23	3.3	$-
Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Expired or Canceled	-	$-	-	$-
Forfeited	-	$-	-	$-
Vested	-	$-	-	$-
Outstanding at 12/31/2016	52,947,877	$0.23	3.1	$-

D. Stock-Based Compensation
Below is a summary of stock option activity for the three months ended December 31, 2016:

		Weighted Average
	Number of Shares	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at 9/30/2016	12,204,000	$0.38	5.0	$1
Granted	450,000	$0.20	-	$-
Exercised	-	$-	-	$-
Expired or Canceled	(231,000)	$0.62	-	$-
Forfeited	-	$-	-	$-
Outstanding at 12/31/2016	12,423,000	$0.37	5.0	$1

For the three months ended December 31, 2016, all stock options were granted with an exercise price at or above the fair market value of the Company’s common stock on the date of grant.

The details of stock options for the three months ended December 31, 2016 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding At December 31, 2016	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number Exercisable At December 31, 2016	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
$0.19-$0.20	700,000	$0.19	9.54	262,498	$0.19	9.33
$0.21-$0.30	3,537,500	$0.27	5.58	3,537,500	$0.27	5.58
$0.31-$0.40	6,551,500	$0.39	4.58	6,551,500	$0.39	4.58
$0.41-$0.50	502,000	$0.45	4.99	502,000	$0.45	4.99
$0.51-$0.60	791,250	$0.58	3.07	791,250	$0.58	3.07
$0.61-$0.70	4,000	$0.69	0.20	4,000	$0.69	0.20
$0.71-$0.80	80,750	$0.76	3.97	80,750	$3.97	3.97
$0.81-$0.90	254,000	$0.90	0.53	254,000	$0.90	0.53
$0.91-$1.19	2,000	$1.19	0.33	2,000	$1.19	0.33
	12,423,000	$0.37	4.97	11,985,498	$0.38	4.80

Stock-based compensation expense recognized in the statement of operations is as follows (in thousands):

	For the three months ended
	December 31,
	2016	2015
General and Administrative Expenses	$27	$38
	$27	$38

The total unrecognized compensation expense for outstanding and unvested stock options for the three months ended December 31, 2016 was $59,000. The weighted average remaining recognition period for the total unrecognized compensation expense is approximately eight months. The fair value of the options associated with the above compensation expense was determined at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the three months ended December 31,
	2016	2015
Dividend yield	0%	0%
Unvested forfeiture rate	1.58%	7.87%
Expected volatility	107%	117%
Risk-free interest rate	1.17%	1.42%
Expected term	5.27 years	5.27 years

E. Net Income (Loss) Per Common Share
The Company computes basic net income (loss) per weighted average share attributable to common stockholders using the weighted average number of shares of common stock outstanding during the period. The Company computes diluted net income (loss) per weighted average share attributable to common stockholders using the weighted average number of shares of common and dilutive potential common shares outstanding during the period. Potential common shares outstanding consist of stock options, convertible debt, warrants and convertible preferred stock using the treasury stock method and are excluded if their effect is anti-dilutive. Diluted weighted average common shares did not include any incremental shares for the three months ended December 31, 2016 and 2015. Diluted weighted average common shares excluded incremental shares of approximately 85,825,000 and 87,697,000, respectively, for the three months ended 2016 and 2015, due to their anti-dilutive effect.

	For three months ended December 31,
	2016	2015
	(in thousands, except per share data)
Numerator:
Net loss	$(1,087)	$(1,033)
Less deemed dividend on Series C preferred stock	—	(580)
Net loss attributable to common stockholders – basic	$(1,087)	$(1,613)

Net loss attributable to common stockholders – diluted	$(1,087)	$(1,613)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders – basic	152,086	139,439
Effect of potentially dilutive securities:
Common stock warrants	—	—
Convertible preferred stock	—	—
Common stock options	—	—
Weighted-average shares used in computing net loss per share attributable to common stockholders – diluted	152,086	139,439
Basic net loss per common share	$(0.01)	$(0.01)
Diluted net loss per common share	$(0.01)	$(0.01)

F. Debt
Convertible Promissory Notes

On September 29, 2015, the Company received funding from existing investors, Biotechnology Value Fund, L.P. and other affiliates of BVF Partners, L.P., in exchange for issuance of convertible promissory notes (the "Notes").

The Notes had an aggregate principal balance of $1,000,000, accrued interest at a rate of 6% per annum and had a scheduled maturity date of September 28, 2016 (the “Maturity Date”).  The outstanding principal and accrued interest on the Notes shall automatically convert into Company equity securities issued in a Qualified Financing (as defined below) at a conversion rate carrying a 15% discount to the lowest price per share (or share equivalent) issued in a Qualified Financing (an “Automatic Conversion”).  If, prior to the Maturity Date, the Company enters into an agreement pertaining to a Corporate Transaction (as defined below) and the Notes have not been previously converted pursuant to an Automatic Conversion, then, the outstanding principal balance and unpaid accrued interest of the Notes shall automatically convert in whole into the right of the holder to receive, in lieu of any other payment and in cancellation of the Notes, an amount in cash upon closing of the Corporate Transaction equal to two times the outstanding principal amount of the Notes.

For purposes of the foregoing:  "Qualified Financing" means a bona fide new money equity securities financing on or before the Maturity Date with total proceeds to the Company of not less than four million dollars; and “Corporate Transaction” means a sale, lease or other disposition of all or substantially all of the Company’s assets or a consolidation or merger of  the Company with or into any other corporation or other entity or person, or any other corporate reorganization, in which the stockholders of the Company immediately prior to such consolidation, merger or reorganization own less than fifty percent (50%) of the voting power of the surviving entity immediately after such consolidation, merger or reorganization.

As of September 30, 2015, the $1,000,000 principal balance of the Notes was recorded in the financial statements at face value, net of a discount of $273,000, as a result of separating the fair value of the Qualified Financing redemption discount (“Redemption Feature”) of 15% on the price per share in the Notes. The Redemption Feature qualifies as a derivative and is subject to fair value treatment. The Redemption Feature is amortized over the expected life of the derivative, and the amortization expense is presented with the interest expense from the Notes, yielding an effective interest rate of 40% that is different than the 6% stated in the Notes.

On December 11, 2015, following the completion of a Qualified Financing described above, the principal and accrued interest amounts under the Notes were converted into 5,414,402 shares of the Company’s common stock and warrants to purchase an additional 5,414,402 shares of the Company’s common stock at an exercise price per share of $0.22 subject to adjustment. As a result, the Notes were no longer outstanding as of that date.

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

H. Commitments
The Company acquires assets still in development and enters into research and development arrangements with third parties that often require milestone and royalty payments to the third party contingent upon the occurrence of certain future events linked to the success of the asset in development. Milestone payments may be required, contingent upon the successful achievement of an important point in the development life-cycle of the pharmaceutical product (e.g., approval of the product for marketing by a regulatory agency). If required by the arrangement, the Company may have to make royalty payments based upon a percentage of the sales of the pharmaceutical product in the event that regulatory approval for marketing is obtained. Because of the contingent nature of these payments, they are not included in the table of contractual obligations. No milestones have been met, nor have any payments been paid, as of December 31, 2016.

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

This report contains, in addition to historical information, statements by us with respect to expectations about our business and future results which are “forward-looking” statements under the Private Securities Litigation Reform Act of 1995. These statements and other statements made elsewhere by us or by our representatives, which are identified or qualified by words such as “likely,” “will,” “suggests,” “expects,” “might,” “believe,” “could,” “should,” “may,” “estimates,” “potential,” “predict,” “continue,” “would,” “anticipates,” “plans,” or similar expressions, are based on a number of assumptions that are subject to risks and uncertainties. Such statements include, but are not limited to, those relating to our product candidates and funding options, as well as our proprietary technologies and uncertainties and other factors that may cause our actual results to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Important factors that could cause results to differ include risks associated with uncertainties of progress and timing of clinical trials, scientific testing, obtaining regulatory approval, the need to obtain (and obtaining) funding for pre-clinical and clinical trials and operations, the scope and validity of intellectual property protection for our product candidates, proprietary technologies and their uses, new accounting and Securities and Exchange Commission (“SEC”) requirements and competition from other biopharmaceutical companies. Certain of these factors and others are more fully described in our filings with the SEC, including, but not limited to, our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, filed with the SEC on December 20, 2016. All forward-looking statements are based on information available as of the date hereof, and we do not assume any obligation to update such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Operations Summary

We are a biopharmaceutical company leveraging significant U.S. Government funding to develop a platform of novel compounds for use in biodefense, fibrosis, oncology, infectious disease and diseases of the central nervous system. The platform consists of approximately 180 compounds licensed from the University of Colorado (“UC”) Duke University (“Duke”) and National Jewish Health (“NJH”).

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

We are also developing 10150 for the treatment of lung fibrosis, including idiopathic pulmonary fibrosis (”IPF”) and other fibrotic diseases. This new development program was created based upon the data generated from animal studies in Lung-ARS and chemical gas exposure under the BARDA Contract and National Institutes of Health (“NIH”) grants. On March 17, 2015, we announced that 10150 was granted Orphan Drug Designation by the U.S. Food and Drug Administration (“FDA”). The Company plans to initiate a Phase 1 safety study in patients with IPF in 2017. After we have completed safety studies, we plan to initiate efficacy studies in patients with IPF. AEOL 10150 has previously been tested in two Phase I human clinical trials with no drug-related serious adverse events reported.

We are also developing 10150 for use in combination with radiation therapy for cancer as a treatment to reduce side effects caused by radiation toxicity and improve local tumor control. Pre-clinical studies at Duke, the University of Maryland and Loma Linda University have demonstrated that 10150 protects healthy, normal tissue, while not interfering with the benefit of radiation therapy or chemotherapy in prostate and lung cancer. Additional studies have demonstrated that 10150 enhances the anti-tumor activity of chemotherapy and radiation. A significant portion of the development work funded by the BARDA Contract is applicable to the development program for radiation oncology, including safety, toxicology, pharmacokinetics and Chemistry, Manufacturing and Controls (“CMC”). The Company intends to initiate safety studies in this indication in 2017. After we have completed safety studies, we plan to initiate studies to demonstrate efficacy in protecting against the toxic side effects related to radiation therapy and/or the improvement of local tumor control.

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

We are also developing a second compound, AEOL 11114B (“11114”), as a treatment for Parkinson’s disease. Research funded by the Michael J Fox Foundation for Parkinson’s disease (“MJFF”) demonstrated the neuro-protective activity of 11114 in mouse and rat models of Parkinson’s disease. The compounds were invented by Aeolus in collaboration with Brian J. Day, PhD at National Jewish Health and Manisha Patel, PhD at the University of Colorado, Anschutz Medical Campus, Department of Pharmaceutical Sciences in collaboration with the Company. We have obtained worldwide, exclusive licenses to develop the compounds from NJH and the UC. We plan to complete the remaining work to file an Investigational New Drug (“IND”) application with the FDA in 2017.

In April 2015, we announced the discovery of a new compound, AEOL 20415 (“20415”), which has demonstrated anti-inflammatory and anti-infective properties, and could be effective in treating cystic fibrosis and combatting anti-biotic resistant bacteria. The compound was developed under collaboration between Brian J. Day, PhD at National Jewish Health in Denver, Colorado and Aeolus Pharmaceuticals. We have obtained a worldwide, exclusive license to develop the rights to the compound from NJH. We plan to complete the remaining work to file an Investigational New Drug (“IND”) application with the FDA in 2017.

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

Pursuant to the BARDA Contract, we were awarded approximately $10.4 million for the base period of the contract (from February 2011 to April 2012). On April 16, 2012, we announced that BARDA had exercised two options under the BARDA Contract worth approximately $9.1 million. On September 17, 2013, we announced that BARDA had exercised $6.0 million in additional contract options. On May 07, 2014, we announced that BARDA had exercised a Contract Modification worth approximately $1.8 million. The Contract Modification allowed Aeolus to reconcile actual costs incurred with billings under the original provisional indirect billing rate. It established a new provisional indirect billing rate and placed a cap on the current and future provisional indirect billing rates. On June 26, 2015, we announced that BARDA had exercised $3.0 million in additional contract options under its advanced research and development contract for AEOL 10150. On February 8, 2016, BARDA exercised approximately $57,000 in additional contract options under its advanced research and development contract for AEOL 10150. On May 25, 2016, BARDA exercised approximately $421,000 in additional contract options under its advanced research and development contract for AEOL 10150. The May option exercise brings the total contract value exercised as of December 31, 2016 to approximately $30.8 million. We may receive up to an additional $87.6 million in options exercisable over the remainder of the BARDA Contract. Options are exercised based on the progress of the development program, including the completion of clinical trials or manufacturing tasks under previously exercised options.

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

Following the events at the Fukushima nuclear plant in Japan in 2011, we performed radiation exposure studies in mice at the request of Japanese researchers to determine how the administration of AEOL 10150 would impact the use of leukocyte growth factors (“LGF”) used to treat the hematopoietic or bone marrow syndrome of ARS (“H-ARS”). Data showed that 10150 does not interfere with the efficacy of LGF (in this case Amgen’s Neupogen®). Additionally, the study demonstrated that administration of Neupogen®, the current standard of care for H-ARS, increased damage to the lungs. When 10150 was administered with Neupogen® this damage was significantly reduced. We believe that this finding may have important implications for the potential procurement of 10150 for the SNS. In September 2013, BARDA announced that it had entered into a procurement and inventory management agreement with Amgen to provide Neupogen® for the SNS. On March 30, 2015, the FDA approved Neupogen® for the treatment of H-ARS.

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

Activities under the contract to date include animal efficacy studies, animal model development with radiation survival curve studies, dosing studies, bulk drug manufacturing, bulk drug and final drug product manufacturing, validation testing, compliance studies, stability studies, absorption, distribution, metabolism and excretion (“ADME”) studies, metabolic studies, genotoxicity studies and the filing of an orphan drug status application and a fast track designation application with the FDA.  CMC work has been completed, pilot lots have been prepared and production is being scaled up under the BARDA Contract.

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

On September 22, 2014, we received a letter from the FDA placing our proposed Phase I study in healthy normal volunteers for 10150 as a treatment for Lung-ARS on clinical hold. On February 22, 2016 we received notice that the FDA had removed the clinical hold on the Company's IND for 10150 as a treatment for Lung-ARS. The Company intends to initiate the planned study in the first calendar quarter of 2017.

As of December 31, 2016, the total contract value exercised by BARDA under the BARDA Contract is $30.8 million. From inception of the BARDA Contract, we have billed BARDA approximately $30.4 million.

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

We have also benefitted from research funded by grants for a variety of other programs involving 10150 and programs other than 10150. These grants, as well as the particular areas where we have identified commercialization and development opportunities are described in greater detail in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, filed with the SEC on December 20, 2016. This report on Form 10-Q focuses on our material developments, results and trends with respect to the period covered hereby.

Results of Operations

Three months ended December 31, 2016 versus three months ended December 31, 2015

We had net loss of $1,087,000 and net loss of $1,033,000 and cash outflows from operations of $1,260,000 and $820,000 for the three months ended December 31, 2016 and December 31, 2015, respectively. The increase in cash outflows in the current period was primarily attributable to lower revenue from BARDA and the timing of cash flows related to accounts payable.

Revenue for the three months ended December 31, 2016 was $83,000, which compares to $305,000 for the three months ended December 31, 2015. The revenue is from the collaboration with BARDA announced on February 11, 2011. The decrease in revenue is primarily attributable to the timing of work performed and billing for that work under the BARDA Contract. Since being awarded the BARDA Contract, we generate contract revenue from a cost-plus fee arrangement. Revenues on reimbursable contracts are recognized as costs are incurred, generally based on allowable costs incurred during the period, plus any recognizable earned fee. We consider fixed fees under cost-plus fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract.

Research and Development (“R&D”) expenses decreased $3,000, or 1%, to $489,000 for the three months ended December 31, 2016 from $492,000 for the three months ended December 31, 2015. The decrease is due to lower expenses for BARDA development, offset by increased expenses for non-BARDA 10150 development and CMC for 11114. We currently have eight development programs in progress: studies of 10150 as a medical countermeasure against the effects of radiation on the lungs, against the effects of sulfur mustard gas and chlorine gas on the lungs, against the effects of nerve gas exposure, as a treatment for cancer, as a treatment for IPF and studies of 11114 as a potential treatment for Parkinson’s disease and 20415 for cystic fibrosis.

General and administrative (“G&A”) expenses increased $120,000, or 21%, to $681,000 for the three months ended December 31, 2016 from $561,000 for the three months ended December 31, 2015. The increase is primarily attributable to the higher accounting and legal fees related to SEC filing requirements.

Liquidity and Capital Resources

We had cash and cash equivalents of $1,895,000 on December 31, 2016, and $3,155,000 on September 30, 2016. The decrease in cash was primarily due to operating activities.

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

We had net loss of $1,087,000 for the three months ended December 31, 2016. We had cash outflows from operations of $1,260,000. We expect to incur additional losses and negative cash flow from operations during the remainder of fiscal year 2017 and for several more years.

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
Since 2011, the net impact of the BARDA Contract on our liquidity is that our projected cash burn has been reduced. We recognized $83,000 in revenue during the quarter ended December 31, 2016 related to the BARDA Contract. The lower revenue in this quarter and in the year ended September 30, 2016 reflected the smaller number of tasks in progress under the BARDA Contract compared to prior periods. The net result of this decreased billing has been a decrease in our ability to charge operational costs to the BARDA Contract, resulting in a higher than normal cash burn.
On February 4, 2017, we met with BARDA for an In Process Review ("IPR") meeting to review the progress to date under the contract and request the exercise of additional funding options for the next set of tasks in the AEOL 10150 development program. The requested options include funds for reimbursement of operating expenses allowed under the contract.  If BARDA exercises the additional contract options, we will once again be able to obtain reimbursement for a significant portion of our operating costs.  This would result in a substantial decrease in our cash usage compared to the previous twelve months. If BARDA does not exercise the requested options, we would need to raise equity capital for operations prior to the end of our current fiscal year.
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

Recently Issued Accounting Pronouncements

We do not have any recently issued accounting pronouncements that affect the current fiscal year. See note G in the notes to the financial statements for disclosure of the effective dates of future accounting standards that will affect the financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk is presently limited to the interest rate sensitivity of our cash and cash equivalents, which is affected by changes in the general level of U.S. interest rates. However, we believe that we are not subject to any material market risk exposure and do not expect that changes in interest rates would have a material effect upon our financial position. A hypothetical 10% change in interest rates would not have a material effect on our Statements of Operations or Cash Flows for the three months ended December 31, 2016. We do not have any foreign currency or other derivative financial instruments.

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

Management’s Report of Internal Control over Financial Reporting as of December 31, 2016

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2016 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.
 OTHER INFORMATION
Item 1A. Risk Factors
As of December 31, 2016, there have not been any material changes from the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, which was filed with the SEC on December 20, 2016.

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

AEOLUS PHARMACEUTICALS, INC.

Date: February 17, 2017	By:	/s/ John L. McManus
John L. McManus
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ David Cavalier
David Cavalier
Chairman, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)