Form 10-Q
period 2017-03-31
AEOLUS PHARMACEUTICALS, INC.
filed 2017-05-15
CIK 1261734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from _____ to _____.

Commission File Number

0-50481

AEOLUS PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	56-1953785
(State or Other Jurisdiction ofIncorporation or Organization)	(I.R.S. EmployerIdentification No.)
26361 Crown Valley Parkway, Suite 150Mission Viejo, California(Address of Principal Executive Offices)	92691(Zip Code)
(Registrant’s Telephone Number, Including Area Code)949-481-9825
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

ClassCommon Stock, par value $.01 per share	Outstanding as ofMay 15, 2017152,085,825 shares

AEOLUS PHARMACEUTICALS, INC.
FORM 10-Q
For the Quarter Ended March 31, 2017

Table of Contents

PART I.
FINANCIAL INFORMATION

Item 1.
Financial Statements
AEOLUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2017	September 30, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$981	$3,155
Accounts receivable	603	750
Prepaid expenses and other current assets	149	230
Total current assets	1,733	4,135
Investment in CPEC LLC	32	32
Total assets	$1,765	$4,167

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$638	$972
Total current liabilities	638	972

Total liabilities	638	972
Commitments and Contingencies (Note H)
Stockholders’ equity:
Preferred stock, $.01 par value per share, 10,000,000 shares authorized:
Series A nonredeemable convertible preferred stock, 1,250,000 shares authorized as of March 31, 2017 and September 30, 2016, respectively; no shares issued and outstanding as of March 31, 2017 and September 30, 2016	—	—
Series B nonredeemable convertible preferred stock, 1,600,000 shares authorized as of March 31, 2017 and September 30, 2016, respectively; no shares issued and outstanding as of March 31, 2017 and September 30, 2016	—	—
Series C nonredeemable convertible preferred stock, 5,000 and zero shares authorized as of March 31, 2017 and September 30, 2016, respectively; 4,500 and zero shares issued and outstanding as of March 31, 2017 and September 30, 2016	—	—
Common stock, $.01 par value per share, 200,000,000 shares authorized; 152,085,825 shares issued and outstanding as of March 31, 2017 and September 30, 2016	1,520	1,520
Additional paid-in capital	191,917	191,863
Accumulated deficit	(192,310)	(190,188)
Total stockholders’ equity (deficit)	1,127	3,195
Total liabilities and stockholders’ equity (deficit)	$1,765	$4,167

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three months EndedMarch 31,		Six Months EndedMarch 31,
	2017	2016	2017	2016
Revenue:
Contract revenue	$129	$565	$212	$870
Costs and expenses:
Research and development	594	501	1,082	993
General and administrative	570	693	1,252	1,254
Total costs and expenses	1,164	1,194	2,334	2,247
Loss from operations	(1,035)	(629)	(2,122)	(1,377)

Interest expense	—	—	—	(285)
Net loss	(1,035)	(629)	(2,122)	(1,662)
Deemed dividend on Series C preferred stock	—	1,906	—	2,486
Net loss attributable to common stockholders	$(1,035)	$(2,535)	$(2,122)	$(4,148)
Net loss per weighted share attributable to common stockholders:
Basic (Note E)	$(0.01)	$(0.02)	$(0.01)	$(0.03)
Diluted (Note E)	$(0.01)	$(0.02)	$(0.01)	$(0.03)
Weighted average common shares outstanding:
Basic	152,085	151,560	152,085	145,466
Diluted	152,085	151,560	152,085	145,466

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(2,122)	$(1,662)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on note payable to shareholders	—	273
Accrued interest	—	12
Non-cash compensation	54	74
Change in assets and liabilities:
Accounts receivable	147	219
Deferred subcontractor cost	—	(176)
Prepaid expenses and other current assets	81	(111)
Accounts payable and accrued expenses	(334)	(567)
Deferred revenue	—	183
Net cash used in operating activities	(2,174)	(1,755)

Cash flows from financing activities:
Proceeds from issuance of common stock and common stock warrants, net	—	2,005
Proceeds from issuance of preferred stock and common stock warrants, net	—	4,165
Net cash provided by financing activities	—	6,170
Net (decrease) increase in cash and cash equivalents	(2,174)	4,415
Cash and cash equivalents at beginning of period	3,155	94
Cash and cash equivalents at end of period	$981	$4,509

Supplemental disclosure of non-cash financing activities:
Conversion of note payable to shareholders for common stock and warrants	$—	$1,000
Conversion of accrued interest on note payable to shareholders for common stock and warrants	$—	$12
Issuance of warrants for financing costs	$—	$266
Deemed dividend on Series C preferred stock	$—	$2,486

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

Business

Aeolus is developing a platform of novel compounds, known as metalloporphyrins, for use in biodefense, fibrosis, oncology, infectious disease and diseases of the central nervous system. Its lead compound, AEOL 10150, is being developed as a medical countermeasure against the pulmonary effects of radiation exposure under a contract (“BARDA Contract”) valued at up to $118.4 million with the Biomedical Advanced Research and Development Authority (“BARDA”), a division of the U.S. Department of Health and Human Services (“HHS”). Aeolus is in its sixth year under the BARDA Contract. On March 23, 2017, we announced that we had received notification from the Assistant Secretary for Preparedness and Response (“ASPR”) that BARDA had elected not to exercise additional options under the contract at this time based upon an “In-Process Review” (“IPR”) meeting held with BARDA on February 2, 2017. The notification did not terminate the BARDA Contract, which currently has a term that runs through May 2019.

We plan to continue discussions with BARDA to determine the possibility of additional option exercises to continue the development work under the contract. The goal of the BARDA contract is to achieve FDA approval for 10150 and the development of commercial manufacturing capability. In order to achieve these goals, we believe it will be necessary for BARDA to exercise additional options under the contract, or for us to obtain funding from other governmental agencies, such as the National Institutes of Health (NIH). As of the date of this report, we cannot provide guidance on whether BARDA is likely to exercise further options or whether NIH will provide additional funding. If all of the options were exercised by BARDA, the total value of the contract would be approximately $118.4 million.

Aeolus also receives development support from the National Institutes of Health (“NIH”) for development of the compound as a medical countermeasure against radiation and exposure to chemical and nerve agents. Aeolus' strategy is to leverage the substantial investment in toxicology, manufacturing, and preclinical and clinical studies made by U.S. Government agencies in AEOL 10150 to develop the compound for the treatment of lung fibrosis, including idiopathic pulmonary fibrosis (“IPF”) and as a treatment to reduce side effects caused by radiation toxicity and improve local tumor control in cancer therapy. The Company is also developing AEOL 11114 as a treatment for Parkinson’s disease and AEOL 20415 as a treatment for infection related to cystic fibrosis and diseases that have developed a resistance to existing antibiotic and anti-viral therapies.

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

Cash and Cash Equivalents

The Company invests available cash in short-term bank deposits. Cash and cash equivalents include investments with original maturities of three months or less at the date of purchase. The carrying value of cash and cash equivalents approximate their fair market value at March 31, 2017 and September 30, 2016 due to their short-term nature.

Significant customers and accounts receivable

For the six months ended March 31, 2017, the Company’s primary customer was BARDA, which comprised 100% of total revenues. As of March 31, 2017, the Company’s receivable balances were comprised 100% from this customer. Unbilled accounts receivable, included in accounts receivable, totaling $496,000 and $490,000 as of March 31, 2017 and September 30, 2016, respectively, relate to work that has been performed, though invoicing has not yet occurred. All of the unbilled receivables are expected to be billed and collected within the next 12 months. Accounts receivable are stated at invoice amounts and consist primarily of amounts due from HHS. If necessary, the Company records a provision for doubtful receivables to allow for any amounts that may be unrecoverable. This provision is based upon an analysis of the Company’s prior collection experience, customer creditworthiness and current economic trends. As of March 31, 2017 and September 30, 2016, an allowance for doubtful accounts was not recorded as the collection history from the Company’s customer indicated that collection was probable.

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

Fair Value of Financial Instruments

The carrying amounts of Aeolus’ short-term financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, approximate their fair values due to their short maturities.

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

Leases

The Company leases office space and office equipment under month to month operating lease agreements. For the six months ended March 31, 2017 and 2016, total rent expense was approximately $21,000 and $21,000, respectively.

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

B.
Liquidity

Due to unexpected recent developments in the BARDA Contract, the Company has expressed substantial doubt about its ability to continue as a going concern given the Company’s recurring net losses, negative cash flows from operations and working capital deficiency. The Company had cash and cash equivalents of $981,000 on March 31, 2017, and $3,155,000 on September 30, 2016. The decrease in cash was primarily due to cash used in operating activities.

The Company has incurred significant losses since its inception. At March 31, 2017, the Company’s accumulated deficit was $192,310,000. This raises substantial doubt about Aeolus’ ability to continue as a going concern, which will be dependent on the Company’s ability to generate sufficient cash flows to meet the Company’s obligations on a timely basis, obtain additional financing and, ultimately, achieve operating profits through product sales or BARDA procurements. The Company intends to explore strategic and financial alternatives, which may include a merger or acquisition with or by another company, the sale of shares of stock and/or convertible debentures, the establishment of new collaborations for current research programs that include initial cash payments and on-going research support and the out-licensing of the Company’s compounds for development by a third party. The Company believes that without additional investment capital it will not have sufficient cash to fund its activities in the near future, and will not be able to continue operating. As such, the Company’s continuation as a going concern is dependent upon its ability to raise additional financing. If the Company is unable to obtain additional financing to fund operations, it will need to eliminate some or all of its activities, merge with another company, sell some or all of its assets to another company, or cease operations entirely. There can be no assurance that the Company will be able to obtain additional financing on acceptable terms or at all, or that the Company will be able to merge with another Company or sell any or all of its assets.

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

As of March 31, 2017, 4,500 shares of Series C Convertible Preferred Stock were outstanding. There are no shares of Series A and Series B Convertible Preferred Stock issued or outstanding.

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

The allocation of the proceeds based on relative fair values of the instruments resulted in recognition of a discount on the Series C Preferred Stock of $2,486,000 from a beneficial conversion feature, which was amortized from the date of issuance to the earliest redemption date of 90 days post issuance. For the six months ended March 31, 2016 the Company recognized $2,486,000 of amortization of the discount on Series C Preferred Stock as deemed dividends charged to additional paid in capital. There was no amortization in the six months ended March 31, 2017 as the full value of the beneficial conversion feature was fully amortized in the fiscal year ended September 30, 2016.The value of the beneficial conversion feature is calculated as the difference between the effective conversion price of the Series C Preferred Stock and the fair market value of the common stock into which the Series C Preferred Stock are convertible at the commitment date.

Common Stock

On December 10, 2015, the Company entered into securities purchase agreements with certain accredited investors to sell and issue an aggregate of 10,215,275 common units issued at a purchase price of $0.22 per unit. Each common unit consists of one share of the Company’s common stock and a five year warrant to purchase one share of the Company’s common stock, subject to adjustment. The warrants may not be exercised until after 90 days following the date of issuance. The warrants contain provisions restricting the conversion or exercise of such securities in circumstances where such event would result in the holder and its affiliates to beneficially own in excess of 9.99% of the Company’s outstanding common stock.

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

Warrants

As of March 31, 2017, warrants to purchase an aggregate of 51,610,250 shares of common stock were outstanding with a weighted average exercise price of $0.24 per share. Details of the warrants for common stock outstanding at March 31, 2017 are as follows:

Number of Shares	Exercise Price	Expiration Date
325,000	$0.40	April 2017
300,000	$0.258	June 2017
50,000	$0.26	June 2017
140,000	$0.35	October 2017
12,205,000	$0.25	February 2018
1,242,000	$0.25	March 2018
50,000	$0.49	January 2020
37,298,250	$0.22	December 2020
51,610,250

Below is a summary of warrant activity for the six months ended March 31, 2017:

		Weighted Average
	Number of Shares	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at 9/30/2016	52,947,877	$0.23	3.3	$-
Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Expired or Canceled	(1,337,627)	$0.40	-	$-
Forfeited	-	$-	-	$-
Vested	-	$-	-	$-
Outstanding at 3/31/2017	51,610,250	$0.23	2.9	$-

  Below is a summary of warrant activity for the six months ended March 31, 2017:

		Weighted Average
	Number of Shares	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at 9/30/2015	16,845,664	$0.27	2.2	$206,626
Granted	37,298,250	$0.22	4.7	$1,864,913
Exercised	-	$-	-	$-
Expired or Canceled	(896,037)	$0.01	-	$156,000
Forfeited	-	$-	-	$-
Vested	-	$-	-	$-
Outstanding at 3/31/2016	53,247,877	$0.24	3.8	$-

D.
Stock-Based Compensation

Below is a summary of stock option activity for the six months ended March 31, 2017:

		Weighted Average
	Number of Shares	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at 9/30/2016	12,204,000	$0.38	5.0	$1,125
Granted	700,000	$0.20	-	$-
Exercised	-	$-	-	$-
Expired or Canceled	(237,000)	$0.62	-	$-
Forfeited	-	$-	-	$-
Outstanding at 3/31/2017	12,667,000	$0.37	4.8	$-

For the six months ended March 31, 2017, all stock options were granted with an exercise price at or above the fair market value of the Company’s common stock on the date of grant.

Below is a summary of stock option activity for the six months ended March 31, 2016:

		Weighted Average
	Number of Shares	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at 9/30/2015	12,164,591	$0.42	5.4	$5,963
Granted	700,000	$0.23	-	$-
Exercised	-	$-	-	$-
Expired or Canceled	(101,591)	$0.94	-	$-
Forfeited	-	$-	-	$-
Outstanding at 3/31/2016	12,763,000	$0.40	5.2	$3,625

For the six months ended March 31, 2016, all stock options were granted with an exercise price at or above the fair market value of the Company’s common stock on the date of grant.

The details of stock options for the six months ended March 31, 2017 were as follows:

	Options Outstanding			Options Exercisable
			Weighted			Weighted
	Number	Weighted	Average	Number	Weighted	Average
Range of	Outstanding	Average	Remaining	Exercisable	Average	Remaining
Exercise	at March	Exercise	Contractual	At March	Exercise	Contractual
Prices	31, 2017	Price	Life (in years)	31, 2017	Price	Life (in years)
$0.19-$0.20	950,000	$0.20	9.46	437,498	$0.19	9.17
$0.21-$0.30	3,537,500	$0.27	5.33	3,537,500	$0.27	5.33
$0.31-$0.40	6,551,500	$0.39	4.33	6,551,500	$0.39	4.33
$0.41-$0.50	500,000	$0.45	4.77	500,000	$0.45	4.77
$0.51-$0.60	791,250	$0.58	2.82	791,250	$0.58	2.82
$0.61-$1.19	336,750	$0.87	1.11	336,750	$0.87	1.11

Stock-based compensation expense recognized in the statement of operations is as follows (in thousands):

	For the three months ended March 31,		For the six months ended March 31,
	2017	2016	2017	2016
Research and Development Expenses	$—	$—	$—	$—
General and Administrative Expenses	27	36	54	74
	$27	$36	$54	$74

The total deferred compensation expense for outstanding and unvested stock options as of March 31, 2017 was $68,000. The weighted average remaining recognition period for the total deferred compensation expense is approximately eight months. The fair value of the options associated with the above compensation expense was determined at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the three months ended March 31,		For the six months ended March 31,
	2017	2016	2017	2016
Dividend yield	0%	0%	0%	0%
Pre-vest forfeiture rate	18.40%	18.95%	7.59%	7.87%
Expected volatility	105.84%	111.31%	107.10%	117.14%
Risk-free interest rate	2.05%	1.42%	1.49%	1.42%
Expected term	5.27 years	5.27 years	5.27 years	5.27 years

E.
Net Income (Loss) Per Common Share

The Company computes basic net income (loss) per weighted average share attributable to common stockholders using the weighted average number of shares of common stock outstanding during the period. The Company computes diluted net income (loss) per weighted average share attributable to common stockholders using the weighted average number of shares of common and dilutive potential common shares outstanding during the period. Potential common shares outstanding consist of stock options, warrants and convertible preferred stock using the treasury stock method and are excluded if their effect is anti-dilutive. Diluted weighted average common shares did not include any incremental shares for the six months ended March 31, 2017 and 2016. Diluted weighted average common shares excluded incremental shares of approximately 84,732,000 and 86,992,000 for the six months ended March 31, 2017 and 2016, respectively, due to their anti-dilutive effect.

	For the three months ended March 31,		For the six months ended March 31,
	2017	2016	2017	2016
	(in thousands, except per share data)
Numerator:
Net loss	$(1,035)	$(629)	$(2,122)	$(1,662)
Less deemed dividend on Series C preferred stock	—	(1,906)	—	(2,486)
Net loss attributable to common stockholders – basic	$(1,035)	$(2,535)	$(2,122)	$(4,148)

Net loss attributable to common stockholders – diluted	$(1,035)	$(2,535)	$(2,122)	$(4,148)

Denominator:
Weighted-average shares used in computing net loss per
share attributable to common stockholders – basic	152,085	151,560	152,085	145,466
Effect of potentially dilutive securities:
Common stock warrants	—	—	—	—
Convertible preferred stock	—	—	—	—
Common stock options	—	—	—	—
Weighted-average shares used in computing net loss
per share attributable to common stockholders – diluted	152,085	151,560	152,085	145,466
Basic net loss per common share	$(0.01)	$(0.02)	$(0.01)	$(0.03)
Diluted net loss per common share	$(0.01)	$(0.02)	$(0.01)	$(0.03)

F.
Debt

Convertible Promissory Notes

On September 29, 2015, the Company received funding from existing investors, Biotechnology Value Fund, L.P. and other affiliates of BVF Partners, L.P., in exchange for convertible promissory notes (the "Notes").

The Notes have an aggregate principal balance of $1,000,000, accrue interest at a rate of 6% per annum and have a scheduled maturity date of September 28, 2016 (the “Maturity Date”).  The outstanding principal and accrued interest on the Notes shall automatically convert into Company equity securities issued in a Qualified Financing (as defined below) at a conversion rate carrying a 15% discount to the lowest price per share (or share equivalent) issued in a Qualified Financing (an “Automatic Conversion”).  If, prior to the Maturity Date, the Company enters into an agreement pertaining to a Corporate Transaction (as defined below) and the Notes have not been previously converted pursuant to an Automatic Conversion, then, the outstanding principal balance and unpaid accrued interest of the Notes shall automatically convert in whole into the right of the holder to receive, in lieu of any other payment and in cancellation of the Notes, an amount in cash upon closing of the Corporate Transaction equal to two times the outstanding principal amount of the Notes.

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

In May 2014, the FASB issued Accounting Standards Update ("ASU") 2015-14, which deferred the effective date of ASU 2014-09 Revenue from Contracts with Customers (ASC 606), which updates the principles for recognizing revenue. ASU 2014-09 also amends the required disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is evaluating the potential impacts of the new standard on its existing revenue recognition policies and procedures.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 requires that an entity's management evaluate whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and for interim periods thereafter. The Company is evaluating the potential impacts of this new standard on its financial reporting process.

H.
Commitments

The Company acquires assets still in development and enters into research and development arrangements with third parties that often require milestone and royalty payments to the third party contingent upon the occurrence of certain future events linked to the success of the asset in development. Milestone payments may be required, contingent upon the successful achievement of an important point in the development life-cycle of the pharmaceutical product (e.g., approval of the product for marketing by a regulatory agency). If required by the arrangement, the Company may have to make royalty payments based upon a percentage of the sales of the pharmaceutical product in the event that regulatory approval for marketing is obtained. Because of the contingent nature of these payments, they are not included in the table of contractual obligations. No milestones have been met, nor have any payments been paid, as of March 31, 2017.

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

This report contains, in addition to historical information, statements by us with respect to expectations about our business and future results which are “forward-looking” statements under the Private Securities Litigation Reform Act of 1995. These statements and other statements made elsewhere by us or by our representatives, which are identified or qualified by words such as “likely,” “will,” “suggests,” “expects,” “might,” “believe,” “could,” “should,” “may,” “estimates,” “potential,” “predict,” “continue,” “would,” “anticipates,” “plans,” or similar expressions, are based on a number of assumptions that are subject to risks and uncertainties. Such statements include, but are not limited to, those relating to our product candidates and funding options, as well as our proprietary technologies and uncertainties and other factors that may cause our actual results to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Important factors that could cause results to differ include risks associated with uncertainties of progress and timing of clinical trials, scientific testing, obtaining regulatory approval, our continuing relationship with BARDA and the status of the BARDA Contract (as defined below),the need to obtain (and obtaining) funding for pre-clinical and clinical trials and operations, the scope and validity of intellectual property protection for our product candidates, proprietary technologies and their uses, new accounting and Securities and Exchange Commission (“SEC”) requirements and competition from other biopharmaceutical companies. Certain of these factors and others are more fully described in our filings with the SEC, including, but not limited to, our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, filed with the SEC on December 20, 2016. All forward-looking statements are based on information available as of the date hereof, and we do not assume any obligation to update such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Operations Summary

We are a biopharmaceutical company leveraging significant U.S. Government funding to develop a platform of novel compounds for use in biodefense, fibrosis, oncology, infectious disease and diseases of the central nervous system. The platform consists of approximately 180 compounds licensed from the University of Colorado (“UC”), Duke University (“Duke”) and National Jewish Health (“NJH”).

Our lead compound, AEOL 10150 (“10150”), has been developed to date under contract with the Biomedical Advanced Research and Development Authority (“BARDA” and the “BARDA Contract”), a division of the U.S. Department of Health and Human Services (“HHS”), as a medical countermeasure (“MCM”) against the pulmonary sub-syndrome of acute radiation syndrome (“Pulmonary Acute Radiation Syndrome” or “Lung-ARS”) and the delayed effects of acute radiation exposure (“DEARE”). Lung-ARS is caused by acute exposure to high levels of radiation due to a nuclear detonation or radiological event.

We are also developing 10150 for the treatment of lung fibrosis, including idiopathic pulmonary fibrosis (”IPF”) and other fibrotic diseases. This new development program was created based upon the data generated from animal studies in Lung-ARS and chemical gas exposure under the BARDA Contract and National Institutes of Health (“NIH”) grants. On March 17, 2015, we announced that 10150 was granted Orphan Drug Designation by the U.S. Food and Drug Administration (“FDA”). The Company plans to initiate a Phase 1 safety study in patients with IPF in 2017. After we have completed safety studies, we plan to initiate efficacy studies in patients with IPF. AEOL 10150 has previously been tested in two Phase I human clinical trials with no drug-related serious adverse events reported. In February 2017, we initiated a Phase 1 human clinical trial in healthy subjects. We expect to report results from that study in mid-2017.

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

BARDA Contract

Our most extensive development program to date is 10150 for Lung-ARS and DEARE. On February 11, 2011, we signed a cost-plus contract with BARDA for the development of 10150 as a MCM against Lung-ARS. BARDA is the government agency responsible for the advanced development and purchase of medical countermeasures for chemical, biological, radiological and nuclear threats. The contract contemplates the advanced development of 10150 through approval by the FDA under 21 CFR Part 314 Subpart I and Part 601 Subpart H (the "Animal Rule.") The Animal Rule allows for approval of drugs using only animal studies when human clinical trials cannot be conducted ethically. The ultimate goal of the BARDA Contract is to complete all of the work necessary to obtain FDA approval for 10150 as a MCM for Lung-ARS. In addition, the BARDA Contract is designed to generate the data that would allow for acquisition of the drug by BARDA prior to FDA approval under a pre-Emergency Use Authorization (“EUA”).

Pursuant to the BARDA Contract, we were awarded approximately $10.4 million for the base period of the contract (from February 2011 to April 2012). On April 16, 2012, we announced that BARDA had exercised two options under the BARDA Contract worth approximately $9.1 million. On September 17, 2013, we announced that BARDA had exercised $6.0 million in additional contract options. On May 7, 2014, we announced that BARDA had exercised a Contract Modification worth approximately $1.8 million. The Contract Modification allowed Aeolus to reconcile actual costs incurred with billings under the original provisional indirect billing rate. It established a new provisional indirect billing rate and placed a cap on the current and future provisional indirect billing rates. On June 26, 2015, we announced that BARDA had exercised $3.0 million in additional contract options under its advanced research and development contract for AEOL 10150. On February 8, 2016, BARDA exercised approximately $57,000 in additional contract options under its advanced research and development contract for AEOL 10150. On May 25, 2016, BARDA exercised approximately $421,000 in additional contract options under its advanced research and development contract for AEOL 10150. The May 2016 option exercise brings the total contract value exercised as of March 31, 2017 to approximately $30.8 million.

On March 23, 2017, we announced that we had received notification from the Assistant Secretary for Preparedness and Response (“ASPR”) that BARDA had elected not to exercise additional options under the contract at this time based upon an “In-Process Review” (“IPR”) meeting held with BARDA on February 2, 2017. The notification did not terminate the BARDA Contract, which currently has a term that runs through May 2019.

We plan to continue discussions with BARDA to determine the possibility of additional option exercises to continue the development work under the contract. The goal of the BARDA contract is to achieve FDA approval for 10150 and the development of commercial manufacturing capability. In order to achieve these goals, we believe it will be necessary for BARDA to exercise additional options under the contract, or for us to obtain funding from other governmental agencies, such as the National Institutes of Health (NIH). As of the date of this report, we cannot provide guidance on whether BARDA is likely to exercise further options or whether NIH will provide additional funding. If all of the options were exercised by BARDA, the total value of the contract would be approximately $118.4 million.

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

Activities under the contract to date include animal efficacy studies, animal model development with radiation survival curve studies, dosing studies, bulk drug manufacturing, bulk drug and final drug product manufacturing, validation testing, compliance studies, stability studies, absorption, distribution, metabolism and excretion (“ADME”) studies, metabolic studies, genotoxicity studies and the filing of an orphan drug status application and a fast track designation application with the FDA.  CMC work has been completed and pilot lots have been prepared, with three years of stability on those lots completed.

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

On September 22, 2014, we received a letter from the FDA placing our proposed Phase I study in healthy normal volunteers for 10150 as a treatment for Lung-ARS on clinical hold. On February 22, 2016 we received notice that the FDA had removed the clinical hold on the Company's IND for 10150 as a treatment for Lung-ARS. The Company initiated the study in the first calendar quarter of 2017 and expects to announce results in mid-2017.

As of March 31, 2017, the total contract value exercised by BARDA under the BARDA Contract is $30.8 million. From inception of the BARDA Contract, we have billed BARDA approximately $30.5 million.

Substantially all of the costs to date for the Lung-ARS program have been funded by the BARDA Contract.

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

Results of Operations

Three months ended March 31, 2017 versus three months ended March 31, 2016

We had net losses of $1,035,000 and $629,000 and cash outflows from operations of $914,000 and $935,000 for the three months ended March 31, 2017 and March 31, 2016, respectively.

Revenue for the three months ended March 31, 2017 was $129,000, which compares to $565,000 for the three months ended March 31, 2016. The revenue is from the BARDA Contract and the decline in revenue is primarily attributable to a reduction in work under that contract. Under the BARDA Contract, we generate contract revenue from a cost-plus fee arrangement. Revenues on reimbursable contracts are recognized as costs are incurred, which is based on allowable costs incurred during the period, plus any recognizable earned fee. We consider fixed fees under cost-plus fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract. Unless BARDA reverses its decision on funding future options under the BARDA Contract, we expect that BARDA revenues will be substantially lower in the future compared to prior periods.

Research and Development (“R&D”) expenses increased $93,000, or 19%, to $594,000 for the three months ended March 31, 2017 from $501,000 for the three months ended March 31, 2016. The increase is primarily attributable to work related to the compound AEOL 11114.

General and administrative (“G&A”) expenses decreased $123,000, or 18%, to $570,000 for the three months ended March 31, 2017 from $693,000 for the three months ended March 31, 2016. The decrease is primarily attributable to lower accounting and legal fees related to SEC filing requirements.

Six months ended March 31, 2017 versus six months ended March 31, 2016

We had net losses of $2,122,000 and $1,662,000 and cash outflows from operations of $2,174,000 and $1,755,000 for the six months ended March 31, 2017 and March 31, 2016, respectively.

Revenue for the six months ended March 31, 2017 was $212,000, which compares to $870,000 for the six months ended March 31, 2016. The revenue is from the BARDA Contract. Since being awarded the BARDA Contract, we generate contract revenue from a cost-plus fee arrangement. Revenues on reimbursable contracts are recognized as costs are incurred, generally based on allowable costs incurred during the period, plus any recognizable earned fee. We consider fixed fees under cost-plus fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract.

Research and Development (“R&D”) expenses increased $89,000, or 9%, to $1,082,000 for the six months ended March 31, 2017 from $993,000 for the six months ended March 31, 2016. The increase is primarily attributable to work related to the compound AEOL 11114.

General and administrative (“G&A”) expenses decreased $2,000 to $1,252,000 for the six months ended March 31, 2017 from $1,254,000 for the six months ended March 31, 2016. The decrease is primarily attributable to lower investor relations fees.

Liquidity and Capital Resources

We had cash and cash equivalents of $981,000 on March 31, 2017, and $3,155,000 on September 30, 2016. The decrease in cash was primarily due to operating expenses and development costs for AEOL 11114 and AEOL 20415.

We had a net loss of $2,122,000 for the six months ended March 31, 2017. We had cash outflows from operations of $2,174,000. We expect to incur additional losses and negative cash flow from operations during the remainder of fiscal year 2017 and possibly for several more years.

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

On February 11, 2011, we were awarded the BARDA Contract to fund the development of AEOL 10150 as a medical countermeasure for Lung-ARS from its current status to FDA approval in response to Special Instructions Amendment 4 to a Broad Agency Announcement (BAA-BARDA-09-34) for advanced research and development of medical countermeasures for chemical, biological, radiological and nuclear threats. The contract value could be up to $118.4 million depending on options exercised by BARDA and the requirements for approval by the FDA. Under the BARDA Contract, substantially all of the costs of the development of AEOL 10150 as a medical countermeasure for pulmonary injuries resulting from an acute exposure to radiation from a radiological/nuclear accident or attack, particularly injuries associated with ARS or Delayed Effects of Acute Radiation Exposure would be paid for by the U.S. government through BARDA funding. We recognized $129,000 in revenue during the quarter ended March 31, 2017 related to the BARDA Contract. The BARDA Contract includes provisions to cover some, but not all, general corporate overhead as well as a small provision for profit. The net impact of the BARDA Contract on our liquidity is that during periods when we have performed work under the contract, our cash burn has been reduced. Certain costs, typically those of being a public company, like legal costs associated with being a public company, Investor Relations/Public Relations costs and patent-related costs, are not included in overhead reimbursement in the BARDA Contract. In order to fund on-going operating cash requirements or to accelerate or expand our oncology and other programs, we may need to raise significant additional funds.

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

We have incurred significant losses from operations to date. Our ongoing future cash requirements will depend on numerous factors, particularly the progress of our catalytic antioxidant program, the resumption (if any) of development funding under the BARDA Contract, potential government procurements for the national stockpile, clinical trials and/or ability to negotiate and complete collaborative agreements or out-licensing arrangements. In addition, we might sell additional shares of our stock and/or debt and explore other strategic and financial alternatives, including a merger or joint venture with another company, the sale of stock and/or debt, the establishment of new collaborations for current research programs, that include initial cash payments and ongoing research support and the out-licensing of our compounds for development by a third party.

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

Critical Accounting Policies and Estimates

Revenue Recognition

We do not currently generate revenue from product sales, but have generated revenue from the BARDA Contract. We recognize revenue from the BARDA Contract in accordance with the authoritative guidance for revenue recognition.  Revenue is recognized when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery (or passage of title) has occurred or services have been rendered, (iii) the seller’s price to the buyer is fixed or determinable, and (iv) collectability is reasonably assured.  We also comply with the authoritative guidance for revenue recognition regarding arrangements with multiple deliverables.

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

Item 3.
Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is presently limited to the interest rate sensitivity of our cash and cash equivalents, which is affected by changes in the general level of U.S. interest rates. However, we believe that we are not subject to any material market risk exposure and do not expect that changes in interest rates would have a material effect upon our financial position. A hypothetical 10% change in interest rates would not have a material effect on our Statements of Operations or Cash Flows for the three months ended March 31, 2017. We do not have any foreign currency or other derivative financial instruments.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2017 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.
 OTHER INFORMATION

Item 1A.
Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risks that could materially affect our business, financial condition or results of operations, which are discussed under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, which was filed with the SEC on December 20, 2016, as well as the following, which supersede the risks set forth in the 10-K:

We may need substantial additional funding to continue our operations and may be unable to raise capital when needed, or at all, which would force us to delay, curtail or eliminate our clinical programs and our product development programs.

We may need to raise substantial additional capital to fund human clinical trials and continue our research and development, unless and until we receive a procurement of sufficient size from the U.S. Government for the Strategic National Stockpile. In addition, we may need to raise substantial additional capital to enforce our proprietary rights, defend, in litigation or otherwise, any claims that we infringe third party patents or other intellectual property rights, and commercialize, for non-government related indications, any of our products that may be approved by the FDA or any international regulatory authority.

As of September 30, 2016, we had cash of approximately $3,155,000. During fiscal year 2016, our monthly cash requirements to operate our business that are not reimbursed under the BARDA Contract were approximately $206,000. However, this historical cash does not include amounts described in our Form 10-K whereby we expect that our own capital will be used to fund part of the future costs of ongoing commercial development programs to the extent they are not funded by the BARDA Contract. To the extent we do not have sufficient cash to fund our working capital requirements, we may not be able to pay our payables timely, which may cause vendors to cease providing services to us, and we may not be able to advance certain, if not all, development programs.

On March 23, 2017, we announced that we had received notification from the Assistant Secretary for Preparedness and Response that BARDA had elected not to exercise additional options under the contract at this time based upon an “In-Process Review” meeting held with BARDA on February 2, 2017. The notification did not terminate the BARDA Contract, which currently has a term that runs through May 2019. We plan to continue discussions with BARDA to determine the possibility of additional option exercises to continue the development work under the contract.

In order to fund on-going operating cash requirements, or to accelerate or expand our oncology and other programs we will need to raise significant additional funds. We are continuously considering additional strategic and financial options available to us, including public or private equity offerings, debt financings or collaboration arrangements. If we raise additional funds by issuing equity securities, our stockholders will experience dilution of their ownership interest. Debt financings, if available, may involve restrictive covenants and require significant interest payments. If we do not receive additional financing to fund our operations not reimbursed under the BARDA Contract, or if BARDA does not exercise any additional options under the BARDA Contract, which is possible given the review described above, and we are unable to raise sufficient capital for operations, we would have to discontinue some or all of our activities, merge with or sell, lease or license some or all of our assets to another company, or cease operations entirely, and our stockholders might lose all or part of their investments. In addition, a lack of funding from BARDA would increase the likelihood that we would seek additional equity or debt financings to meet our cash requirements, which could lead to dilution of the ownership interest of our stockholders.

In addition, if our catalytic antioxidant program shows scientific progress, we will need significant additional funds to move our compounds through continued development and clinical trials. If we are unable to raise the amount of capital necessary, or do not receive a sufficient procurement from the U.S. Government forthe Strategic National Stockpile, to complete development and reach commercialization of any of our catalytic antioxidant products, we will need to delay or cease development of one or more of these products or partner with another company for the development and commercialization of these products.

If BARDA opts not to exercise its options under the BARDA Contract, we would be dependent upon grants from other government agencies for continued development of 10150 for Lung-ARS, or we would need to curtail our development program in this area significantly and we may be placed at a competitive disadvantage in addressing this market opportunity.

During the fiscal years ended September 30, 2016 and 2015, we received 100% of our revenues from our agreement with BARDA, for the development of 10150 as a MCM against Lung-ARS. These revenues have funded some of our personnel and other R&D costs and expenses. Pursuant to the BARDA Contract we were awarded approximately $10.4 million for the base period of the contract (from February 2011 to April 2012). On April 16, 2012, we announced that BARDA had exercised two options under the BARDA Contract worth approximately $9.1 million. On September 17, 2013, we announced that BARDA had exercised $6.0 million in additional contract options. On May 7, 2014, we announced that BARDA had exercised a Contract Modification worth approximately $1.8 million. The Contract Modification allowed Aeolus to reconcile actual costs incurred with billings under the original provisional indirect billing rate. It established a new provisional indirect billing rate and placed a cap on the current and future provisional indirect billing rates. On June 26, 2015, we announced that BARDA had exercised $3.0 million in additional contract options underits advanced research and development contract for 10150. On May 25, 2016, we announced that BARDA had exercised a Contract Modification worth approximately $0.4 million. The purpose of the Modification was to provide funding to complete a pharmacometric analysis of data from all completed animal efficacy studies of 10150 to determine optimal dose, dose frequency and duration of treatment. The total contract value exercised as of September 30, 2016 is approximately $30.8 million, of which $30.5 million has been billed. We may receive up to an additional $87.6 million in options exercisable over the remainder of the BARDA Contract. Options are exercised based on the progress of the development program, including the completion of clinical trials or manufacturing tasks under previously exercised options.

As discussed above, on March 23, 2017, we announced that we had received notification from the Assistant Secretary for Preparedness and Response that BARDA had elected not to exercise additional options under the contract at this time based upon an “In-Process Review” meeting held with BARDA on February 2, 2017. The notification did not terminate the BARDA Contract, which currently has a term that runs through May 2019. We plan to continue discussions with BARDA to determine the possibility of additional option exercises to continue the development work under the contract.

Under the terms of the BARDA Contract, BARDA may elect not to exercise some or all of the additional options. Because a significant portion of our current revenues are generated from the BARDA Contract, and BARDA has currently suspended the exercise of options under the BARDA Contract, if BARDA does not recommence the exercise of its options under the BARDA Contract, our ability to develop 10150 as an MCM for Lung-ARS could be negatively impacted, which could harm our competitive position and materially and adversely affect our business, financial condition and results of operations. In general, we believe that future exercise of options under the contract will depend on successful completion of tasks under exercised options and continued demonstration of efficacy, as well as the favorable conclusion of our current discussions with BARDA.

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

AEOLUS PHARMACEUTICALS, INC.

Date: May 15, 2017	By:	/s/ John L. McManus
John L. McManus
President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2017	By:	/s/ David Cavalier
David Cavalier
Chairman, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)