Form 10-Q
period 2017-06-30
AEOLUS PHARMACEUTICALS, INC.
filed 2017-08-14
CIK 1261734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017.

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

Large accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Accelerated filer ☐	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, par value $.01 per share	Outstanding as of August 14, 2017 152,085,825 shares

AEOLUS PHARMACEUTICALS, INC.
FORM 10-Q
For the Quarter Ended June 30, 2017
Table of Contents

PART I. FINANCIAL INFORMATION

Item 1.
Financial Statements
AEOLUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
 (In thousands, except share and per share data)

	June 30, 2017	September 30, 2016
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$403	$3,155
Accounts receivable	313	750
Prepaid expenses and other current assets	46	230
Total current assets	762	4,135
Investment in CPEC LLC	32	32
Total assets	$794	$4,167

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$587	$972
Total current liabilities	587	972

Total liabilities	587	972
Commitments and Contingencies (Note H)
Stockholders’ equity:
Preferred stock, $.01 par value per share, 10,000,000 shares authorized:
Series A nonredeemable convertible preferred stock, 1,250,000 shares authorized as of June 30, 2017 and September 30, 2016, respectively; no shares issued and outstanding as of June 30, 2017 and September 30, 2016, respectively	—	—
Series B nonredeemable convertible preferred stock, 1,600,000 shares authorized as of June 30, 2017 and September 30, 2016, respectively; no shares issued and outstanding as of June 30, 2017 and September 30, 2016, respectively	—	—
Series C nonredeemable convertible preferred stock, 5,000 and zero shares authorized as of June 30, 2017 and September 30, 2016, respectively; 4,500 shares issued and outstanding as of June 30, 2017 and September 30, 2016, respectively	—	—
Common stock, $.01 par value per share, 200,000,000 shares authorized; 152,085,825 and 152,085,825 shares issued and outstanding as of June 30, 2017 and September 30, 2016, respectively	1,520	1,520
Additional paid-in capital	191,946	191,863
Accumulated deficit	(193,259)	(190,188)
Total stockholders’ equity	207	3,195
Total liabilities and stockholders’ equity	$794	$4,167

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Contract revenue	$13	$660	$225	$1,530
Costs and expenses:
Research and development	425	904	1,508	1,897
General and administrative	537	628	1,788	1,883
Total costs and expenses	962	1,532	3,296	3,780
Loss from operations	(949)	(872)	(3,071)	(2,250)

Interest expense	—	—	—	(285)
Net loss	(949)	(872)	(3,071)	(2,535)
Deemed dividend on Series C preferred stock	—	—	—	2,486
Net loss attributable to common stockholders	$(949)	$(872)	$(3,071)	$(5,021)
Net loss per weighted share attributable to common stockholders:
Basic (Note E)	$(0.01)	$(0.01)	$(0.02)	$(0.03)
Diluted (Note E)	$(0.01)	$(0.01)	$(0.02)	$(0.03)
Weighted average common shares outstanding:
Basic (Note E)	152,086	151,652	152,086	147,521
Diluted (Note E)	152,086	151,652	152,086	147,521

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AEOLUS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(3,071)	$(2,535)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on note payable to shareholders	—	273
Accrued interest	—	12
Non-cash compensation	83	108
Change in assets and liabilities:
Accounts receivable	437	843
Deferred subcontractor cost	—	(5)
Prepaid expenses and other current assets	184	(272)
Accounts payable and accrued expenses	(385)	(937)
Deferred revenue	—	5
Net cash used in operating activities	(2,752)	(2,508)

Cash flows from financing activities:
Proceeds from issuance of common stock and common stock warrants, net	—	2,005
Proceeds from issuance of preferred stock and common stock warrants, net	—	4,165
Net cash provided by financing activities	—	6,170
Net (decrease) increase in cash and cash equivalents	(2,752)	3,662
Cash and cash equivalents at beginning of period	3,155	94
Cash and cash equivalents at end of period	$403	$3,756

Supplemental disclosure of non-cash financing activities:
Conversion of note payable to shareholders for common stock and warrants	$—	$1,000
Conversion of accrued interest on note payable to shareholders for common stock and warrants	$—	$12
Issuance of warrants for financing costs	$—	$266
Deemed dividend on Series C preferred stock	$—	$2,486
Conversion of Series B preferred stock to common stock	$—	$5

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

Business

Aeolus is developing a platform of novel compounds, known as metalloporphyrins, for use in biodefense, fibrosis, oncology, infectious disease and diseases of the central nervous system. Its lead compound, AEOL 10150, is being developed as a medical countermeasure against the pulmonary effects of radiation exposure under a contract (“BARDA Contract”) valued at up to $118.4 million with the Biomedical Advanced Research and Development Authority (“BARDA”), a division of the U.S. Department of Health and Human Services (“HHS”). Aeolus is in its sixth year under the BARDA Contract. On March 23, 2017, we announced that we had received notification from the Assistant Secretary for Preparedness and Response (“ASPR”) that BARDA had elected not to exercise additional options under the contract at this time based upon an “In-Process Review” (“IPR”) meeting held with BARDA on February 2, 2017 (the “BARDA 2017 Option Notice”). The notification did not terminate the BARDA Contract, which currently has a term that runs through May 2019.

We have been in and plan to continue discussions with BARDA to determine the possibility of additional option exercises to continue the development work under the contract. The goal of the BARDA contract is to achieve FDA approval for 10150 and the development of commercial manufacturing capability. In order to achieve these goals, we believe it will be necessary for BARDA to exercise additional options under the contract, or for us to obtain funding from other governmental agencies, such as the National Institutes of Health (NIH). As of the date of this report, we cannot provide guidance on whether BARDA is likely to exercise further options or whether NIH will provide additional funding. If all of the options were exercised by BARDA, the total value of the contract would be approximately $118.4 million, of which $30.8 million has already been exercised.

Aeolus has also benefitted from funding of research to third party researchers by the National Institutes of Health (“NIH”) for development of the compound as a medical countermeasure against radiation and exposure to chemical and nerve agents. Aeolus' strategy is to leverage the substantial investment in toxicology, manufacturing, and preclinical and clinical studies made by U.S. Government agencies in AEOL 10150 to develop the compound for the treatment of lung fibrosis, including idiopathic pulmonary fibrosis (“IPF”) and as a treatment to reduce side effects caused by radiation toxicity and improve local tumor control in cancer therapy. The Company is also developing AEOL 11114 as a treatment for Parkinson’s disease and AEOL 20415 as a treatment for infection related to cystic fibrosis and diseases that have developed a resistance to existing antibiotic and anti-viral therapies.

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

Cash and Cash Equivalents

The Company invests available cash in short-term bank deposits. Cash and cash equivalents include investments with maturities of three months or less at the date of purchase. The carrying value of cash and cash equivalents approximate their fair market value at June 30, 2017 and September 30, 2016 due to their short-term nature.

Significant customers and accounts receivable

For the nine months ended June 30, 2017, the Company’s primary customer was BARDA, which comprised 100% of total revenues. As of June 30, 2017, the Company’s receivable balances were comprised 100% from this customer. Unbilled accounts receivable, included in accounts receivable, totaling $313,000 and $495,000 as of June 30, 2017 and September 30, 2016, respectively, relate to work that has been performed, though invoicing has not yet occurred. All of the unbilled receivables are expected to be billed and collected within the next 12 months. Accounts receivable are stated at invoice amounts and consist of amounts due from BARDA. If necessary, the Company records a provision for doubtful receivables to allow for any amounts that may be unrecoverable. This provision is based upon an analysis of the Company’s prior collection experience, customer creditworthiness and current economic trends. As of June 30, 2017 and September 30, 2016, an allowance for doubtful accounts was not recorded as the collection history from the Company’s customer indicated that collection was probable.

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

Leases

The Company leases office space and office equipment under month to month operating lease agreements. For the nine months ended June 30, 2017 and 2016, total rent expense was approximately $30,000 and $32,000, respectively.

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

B.
Liquidity

Due to the BARDA 2017 Option Notice, under the BARDA Contract, the Company has concluded that, as of the date of these financial statements, substantial doubt exists about its ability to continue as a going concern given the Company’s lack of current revenue sources, as well as recurring net losses, negative cash flows from operations and working capital deficiency. The Company had cash and cash equivalents of $403,000 on June 30, 2017, and $3,155,000 on September 30, 2016. The decrease in cash was primarily due to a decline in revenue following the BARDA 2017 Option Notice and cash used in operating activities.

The Company has incurred significant losses since its inception. At June 30, 2017, the Company’s accumulated deficit was $193,259,000. This raises substantial doubt about Aeolus’ ability to continue as a going concern, which will be dependent on the Company’s ability to generate sufficient cash flows to meet the Company’s obligations on a timely basis, obtain additional financing and, ultimately, achieve operating profits through product sales or BARDA procurements. The Company is exploring strategic and financial alternatives, which may include a merger or acquisition with or by another company, the sale of shares of stock and/or convertible debentures, the establishment of new collaborations for current research programs that include initial cash payments and on-going research support and the out-licensing of the Company’s compounds for development by a third party. The Company believes that without additional investment capital it will not have sufficient cash to fund its activities in the near future, and will not be able to continue operating. As such, the Company’s continuation as a going concern is dependent upon its ability to raise additional financing or receive prior levels of funding for medical countermeasure development from BARDA. If the Company is unable to obtain additional financing or BARDA support to fund operations, it will need to eliminate some or all of its activities, merge with another company, sell some or all of its assets to another company, or cease operations entirely. There can be no assurance that the Company will be able to obtain additional financing on acceptable terms or at all, that the Company will be able to obtain additional development support from BARDA, or that the Company will be able to merge with another Company or sell any or all of its assets.

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

As of June 30, 2017, 4,500 shares of Series C Convertible Preferred Stock were outstanding. There are no shares of Series A and Series B Convertible Preferred Stock issued or outstanding.

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

Warrants

As of June 30, 2017, warrants to purchase an aggregate of 50,935,250 shares of common stock were outstanding with a weighted average exercise price of $0.23 per share. Details of the warrants for common stock outstanding at June 30, 2017 are as follows:

Number of Shares	Exercise Price	Expiration Date
140,000	$0.35	October 2017
12,205,000	$0.25	February 2018
1,242,000	$0.25	March 2018
50,000	$0.49	January 2020
37,298,250	$0.22	December 2020
50,935,250

Below is a summary of warrant activity (“common and preferred”) for the nine months ended June 30, 2017:

		Weighted Average
	Number of Shares	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at 9/30/2016	52,947,877	$0.23	2.2	$-
Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Expired or Canceled	(2,012,627)	$0.38	-	$-
Forfeited	-	$-	-	$-
Vested	-	$-	-	$-
Outstanding at 6/30/2017	50,935,250	$0.23	2.7	$-

Below is a summary of warrant activity (“common and preferred”) for the nine months ended June 30, 2016:

		Weighted Average
	Number of Shares	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at 9/30/2015	16,845,664	$0.27	2.2	$206,626
Granted	37,298,250	$0.22	-	$1,864,913
Exercised	-	$-	-	$-
Expired or Canceled	(1,196,037)	$0.34	-	$156,000
Forfeited	-	$-	-	$-
Vested	-	$-	-	$-
Outstanding at 6/30/2016	52,947,877	$0.23	3.3	$-

D.
Stock-Based Compensation

Below is a summary of stock option activity for the nine months ended June 30, 2017:
		Weighted Average
	Number of Shares	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at 9/30/2016	12,204,000	$0.38	5.0	$1,125
Granted	760,000	$0.19	-	$-
Exercised	-	$-	-	$-
Expired or Canceled	(243,000)	$0.63	-	$-
Forfeited	-	$-	-	$-
Outstanding at 6/30/2017	12,721,000	$0.37	4.6	$-

For the nine months ended June 30, 2017, all stock options were granted with an exercise price at or above the fair market value of the Company’s common stock on the date of grant.

Below is a summary of stock option activity for the nine months ended June 30, 2016:
		Weighted Average
	Number of Shares	Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at 9/30/2015	12,164,591	$0.42	5.4	$5,963
Granted	700,000	$0.23	-	$-
Exercised	-	$-	-	$-
Expired or Canceled	(660,591)	$0.82	-	$-
Forfeited	-	$-	-	$-
Outstanding at 6/30/2016	12,204,000	$0.38	5.0	$-

For the nine months ended June 30, 2016, all stock options were granted with an exercise price at or above the fair market value of the Company’s common stock on the date of grant.

The details of stock options for the nine months ended June 30, 2017 were as follows:

	Options Outstanding			Options Exercisable
			Weighted			Weighted
	Number	Weighted	Average	Number	Weighted	Average
Range of	Outstanding	Average	Remaining	Exercisable	Average	Remaining
Exercise	at June	Exercise	Contractual	At June	Exercise	Contractual
Prices	30, 2017	Price	Life (in years)	30, 2017	Price	Life (in years)
$0.10-$0.20	1,010,000	$0.19	9.25	622,497	$0.19	9.07
$0.21-$0.30	3,537,500	$0.27	5.08	3,537,500	$0.27	5.08
$0.31-$0.40	6,551,500	$0.39	4.08	6,551,500	$0.39	4.08
$0.41-$0.50	500,000	$0.45	4.52	500,000	$0.45	4.52
$0.51-$0.60	791,250	$0.58	2.57	791,250	$0.58	2.57
$0.61-$0.70	—	$—	—	—	$—	—
$0.71-$0.80	80,750	$0.76	3.48	80,750	$0.76	3.48
$0.81-$0.90	250,000	$0.90	0.04	250,000	$0.90	0.04
	12,721,000			12,333,497

Stock-based compensation expense recognized in the statement of operations is as follows (in thousands):

	For the three months ended June 30,		For the nine months ended June 30,
	2017	2016	2017	2016
Research and Development Expenses	$—	$—	$—	$—
General and Administrative Expenses	29	33	83	108
	$29	$33	$83	$108

The total deferred compensation expense for outstanding and unvested stock options as of June 30, 2017 was $46,000. The weighted average remaining recognition period for the total deferred compensation expense is approximately six months. The fair value of the options associated with the above compensation expense was determined at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the three months ended June 30,		For the nine months ended June 30,
	2017	2016	2017	2016
Dividend yield	0%	—*	0%	0%
Pre-vest forfeiture rate	1.50%	—*	7.11%	7.87%
Expected volatility	112.28%	—*	107.51%	117.14%
Risk-free interest rate	1.91%	—*	1.52%	1.42%
Expected term	5.27 years	—*	5.27 years	5.27 years
* No stock options were granted for the three months ended June 30, 2017 and June 30, 2016

E.
Net Income (Loss) Per Common Share

The Company computes basic net income (loss) per weighted average share attributable to common stockholders using the weighted average number of shares of common stock outstanding during the period. The Company computes diluted net income (loss) per weighted average share attributable to common stockholders using the weighted average number of shares of common and dilutive potential common shares outstanding during the period. Potential common shares outstanding consist of stock options, convertible debt, warrants and convertible preferred stock using the treasury stock method and are excluded if their effect is anti-dilutive. Diluted weighted average common shares did not include any incremental shares for the nine months ended June 30, 2017 and 2016 issuable upon the exercise or conversion of convertible debt, stock options to purchase common stock, convertible preferred stock and warrants to purchase common stock. Diluted weighted average common shares excluded incremental shares of approximately 84,111,000 and 86,348,000 for the nine months ended June 30, 2017 and 2016, respectively, due to their anti-dilutive effect.

	For the three months		For the nine months
	ended June 30,		ended June 30,
	2017	2016	2017	2016
	(in thousands, except per share data)
Numerator:
Net loss	$(949)	$(872)	$(3,071)	$(2,535)
Less deemed dividend on Series C preferred stock	-	-	-	2,486
Net loss attributable to common stockholders – basic	$(949)	$(872)	$(3,071)	$(5,021)

Net loss attributable to common stockholders – diluted	$(949)	$(872)	$(3,071)	$(5,021)

Denominator:
Weighted-average shares used in computing net loss per
share attributable to common stockholders – basic	152,086	151,652	152,086	147,521
Effect of potentially dilutive securities:
Common stock warrants	-	-	-	-
Convertible preferred stock	-	-	-	-
Common stock options	-	-	-	-
Non-participating common stock warrants	-	-	-	-
Weighted-average shares used in computing net loss
per share attributable to common stockholders - diluted	152,086	151,652	152,086	147,521
Basic net loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.03)
Diluted net loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.03)

F.
Debt

Convertible Promissory Notes

On September 29, 2015, the Company received funding from existing investors, Biotechnology Value Fund, L.P. and other affiliates of BVF Partners, L.P., in exchange for issuance of convertible promissory notes (the "Notes").

The Notes had an aggregate principal balance of $1,000,000, accrue interest at a rate of 6% per annum and had a scheduled maturity date of September 28, 2016 (the “Maturity Date”).  The outstanding principal and accrued interest on the Notes shall automatically convert into Company equity securities issued in a Qualified Financing (as defined below) at a conversion rate carrying a 15% discount to the lowest price per share (or share equivalent) issued in a Qualified Financing (an “Automatic Conversion”).  If, prior to the Maturity Date, the Company enters into an agreement pertaining to a Corporate Transaction (as defined below) and the Notes have not been previously converted pursuant to an Automatic Conversion, then, the outstanding principal balance and unpaid accrued interest of the Notes shall automatically convert in whole into the right of the holder to receive, in lieu of any other payment and in cancellation of the Notes, an amount in cash upon closing of the Corporate Transaction equal to two times the outstanding principal amount of the Notes.

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 requires that an entity's management evaluate whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and for interim periods thereafter. Management's preliminary assessment indicates that additional disclosures about management’s liquidity, financing, and operational plans will be required by ASU 2014-15.

H.
Commitments

The Company acquires assets still in development and enters into research and development arrangements with third parties that often require milestone and royalty payments to the third party contingent upon the occurrence of certain future events linked to the success of the asset in development. Milestone payments may be required, contingent upon the successful achievement of an important point in the development life-cycle of the pharmaceutical product (e.g., approval of the product for marketing by a regulatory agency). If required by the arrangement, the Company may have to make royalty payments based upon a percentage of the sales of the pharmaceutical product in the event that regulatory approval for marketing is obtained. Because of the contingent nature of these payments, they are not included in the table of contractual obligations. No milestones have been met, nor have any payments been paid, as of June 30, 2017.

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

Introduction; Forward-Looking Statements

Unless otherwise noted, the terms “we,” “our” or “us” refer collectively to Aeolus Pharmaceuticals, Inc. and our wholly owned subsidiary, Aeolus Sciences, Inc.

This report contains, in addition to historical information, statements by us with respect to expectations about our business and future results which are “forward-looking” statements under the Private Securities Litigation Reform Act of 1995. These statements and other statements made elsewhere by us or by our representatives, which are identified or qualified by words such as “likely,” “will,” “suggests,” “expects,” “might,” “believe,” “could,” “should,” “may,” “estimates,” “potential,” “predict,” “continue,” “would,” “anticipates,” “plans,” or similar expressions, are based on a number of assumptions that are subject to risks and uncertainties. Such statements include, but are not limited to, those relating to our plans and efforts to reverse the effects of the BARDA 2017 Option Notice, seeking NIH or other government funding, our product candidates and funding options, as well as our proprietary technologies and uncertainties and other factors that may cause our actual results to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Important factors that could cause results or liquidity to differ include risks associated with uncertainties of progress and timing of BARDA-related developments, clinical trials, scientific testing, obtaining regulatory approval, the need to obtain (and obtaining) funding for pre-clinical and clinical trials and operations, the scope and validity of intellectual property protection for our product candidates, proprietary technologies and their uses, new accounting and Securities and Exchange Commission (“SEC”) requirements and competition from other biopharmaceutical companies. Certain of these factors and others are more fully described in our filings with the SEC, including, but not limited to, our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, filed with the SEC on December 20, 2016 and in our Quarterly Report on Form 10-Q for the period ended March 31, 2017 filed with the SEC on May 15, 2017. All forward-looking statements are based on information available as of the date hereof, and we do not assume any obligation to update such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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

We are also developing 10150 for the treatment of lung fibrosis, including idiopathic pulmonary fibrosis (”IPF”) and other fibrotic diseases. This new development program was created based upon the data generated from animal studies in Lung-ARS and chemical gas exposure under the BARDA Contract and National Institutes of Health (“NIH”) grants. On March 17, 2015, we announced that 10150 was granted Orphan Drug Designation by the U.S. Food and Drug Administration (“FDA”). AEOL 10150 has previously been tested in two Phase I human clinical trials with no drug-related serious adverse events reported. In February 2017, we initiated a Phase 1 human clinical trial in healthy subjects. We expect to report results from that study in the second half of 2017.

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

Pursuant to the BARDA Contract, we were awarded approximately $10.4 million for the base period of the contract (from February 2011 to April 2012). On April 16, 2012, we announced that BARDA had exercised two options under the BARDA Contract worth approximately $9.1 million. On September 17, 2013, we announced that BARDA had exercised $6.0 million in additional contract options. On May 7, 2014, we announced that BARDA had exercised a Contract Modification worth approximately $1.8 million. The Contract Modification allowed Aeolus to reconcile actual costs incurred with billings under the original provisional indirect billing rate. It established a new provisional indirect billing rate and placed a cap on the current and future provisional indirect billing rates. On June 26, 2015, we announced that BARDA had exercised $3.0 million in additional contract options under its advanced research and development contract for AEOL 10150. On February 8, 2016, BARDA exercised approximately $57,000 in additional contract options under its advanced research and development contract for AEOL 10150. On May 25, 2016, BARDA exercised approximately $421,000 in additional contract options under its advanced research and development contract for AEOL 10150. The May 2016 option exercise brings the total contract value exercised as of June 30, 2017 to approximately $30.8 million.

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

We have been in discussions with BARDA to determine the possibility of additional option exercises to continue the development work under the contract. The goal of the BARDA contract is to achieve FDA approval for 10150 and the development of commercial manufacturing capability. In order to achieve these goals, we believe it will be necessary for BARDA to exercise additional options under the contract, or for us to obtain funding from other governmental agencies, such as the National Institutes of Health (NIH). As of the date of this report, we cannot provide guidance on whether BARDA is likely to exercise further options or whether NIH will provide additional funding. If all of the options were exercised by BARDA, the total value of the contract would be approximately $118.4 million. As of June 30, 2017, the total contract value exercised by BARDA under the BARDA Contract is $30.8 million. From inception of the BARDA Contract, we have billed BARDA approximately $30.8 million. Substantially all of the costs to date for the Lung-ARS program have been funded by the BARDA Contract.

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

Following the events at the Fukushima nuclear plant in Japan in 2011, we performed radiation exposure studies in mice at the request of Japanese researchers to determine how the administration of AEOL 10150 would impact the use of leukocyte growth factors (“LGF”) used to treat the hematopoietic or bone marrow syndrome of ARS (“H-ARS”). Data showed that 10150 does not interfere with the efficacy of LGF (in this case Amgen’s Neupogen®). Additionally, the study demonstrated that administration of Neupogen®, the current standard of care for H-ARS, increased damage to the lungs. When 10150 was administered with Neupogen® this damage was significantly reduced. We believe that this finding may have important implications for the potential procurement of 10150 for the Strategic National Stockpile (“SNS”). In September 2013, BARDA announced that it had entered into a procurement and inventory management agreement with Amgen to provide Neupogen® for the SNS. On March 30, 2015, the FDA approved Neupogen® for the treatment of H-ARS.

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

The Company initiated a Phase 1 study in healthy normal volunteers in the first calendar quarter of 2017 and expects to announce results in the second half of 2017. On June 7, 2017, the Company received a letter from the FDA granting AEOL 10150 Fast Track Designation for the Lung ARS indication.

The Company initiated a Phase 1 study in healthy normal volunteers in the first calendar quarter of 2017 and expects to announce results in the second half of 2017. On June 7, 2017, the Company received a letter from the FDA granting AEOL 10150 Fast Track Designation for the Lung ARS indication.

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

Results of Operations

Three months ended June 30, 2017 versus three months ended June 30, 2016

We had net losses of $949,000 and $872,000 and cash outflows from operations of $578,000 and $753,000 for the three months ended June 30, 2017 and June 30, 2016, respectively.

Revenue for the three months ended June 30, 2017 was $13,000, which compares to $660,000 for the three months ended June 30, 2016. The decline in revenue is associated with the BARDA 2017 Option Notice. Under the BARDA Contract, we have generated contract revenue from a cost-plus fee arrangement. Revenues on reimbursable contracts are recognized as costs are incurred, which is based on allowable costs incurred during the period, plus any recognizable earned fee. We consider fixed fees under cost-plus fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract.

Research and Development (“R&D”) expenses decreased $479,000, or 53%, to $425,000 for the three months ended June 30, 2017 from $904,000 for the three months ended June 30, 2016. The decrease is primarily attributable to the timing of work related to the BARDA Contract.

General and administrative (“G&A”) expenses decreased $92,000, or 15%, to $537,000 for the three months ended June 30, 2017 from $628,000 for the three months ended June 30, 2016. The decrease is primarily attributable to decreased board of director fees, investor relations costs and legal fees.

Nine months ended June 30, 2017 versus nine months ended June 30, 2016

We had net losses of $3,071,000 and $2,535,000 and cash outflows from operations of $2,752,000 and $2,508,000 for the nine months ended June 30, 2017 and June 30, 2016, respectively.

Revenue for the nine months ended June 30, 2017 was $225,000, which compares to $1,530,000 for the nine months ended June 30, 2016. The decline in revenue is associated with the BARDA 2017 Option Notice.

Research and Development (“R&D”) expenses decreased $389,000, or 21%, to $1,508,000 for the nine months ended June 30, 2017 from $1,897,000 for the nine months ended June 30, 2016. The decrease is primarily attributable to the timing of work related to the BARDA Contract.

General and administrative (“G&A”) expenses decreased $94,000, or 5%, to $1,788,000 for the nine months ended June 30, 2017 from $1,883,000 for the nine months ended June 30, 2016 due to lower legal fees, investor relations costs and consultant stock expenses.

Liquidity and Capital Resources

We had cash and cash equivalents of $403,000 on June 30, 2017, and $3,155,000 on September 30, 2016. The decrease in cash was primarily due to the decline in revenues associated with the BARDA 2017 Option Notice and cash used in operations.

We had a net loss of $3,071,000 for the nine months ended June 30, 2017. We had cash outflows from operations of $2,752,000. We expect to incur additional losses and negative cash flow from operations during the remainder of fiscal year 2017 and for several more years.

On February 11, 2011, we were awarded the BARDA Contract to fund the development of AEOL 10150 as a medical countermeasure for Lung-ARS from its current status to FDA approval in response to Special Instructions Amendment 4 to a Broad Agency Announcement (BAA-BARDA-09-34) for advanced research and development of medical countermeasures for chemical, biological, radiological and nuclear threats. The contract value could be up to $118.4 million depending on options exercised by BARDA and the requirements for approval by the FDA. Under the BARDA Contract, substantially all of the costs of the development of AEOL 10150 as a medical countermeasure for pulmonary injuries resulting from an acute exposure to radiation from a radiological/nuclear accident or attack, particularly injuries associated with ARS or Delayed Effects of Acute Radiation Exposure would be paid for by the U.S. government through BARDA funding. We recognized $13,000 in revenue during the quarter ended June 30, 2017 related to the BARDA Contract. The BARDA Contract includes provisions to cover some, but not all, general corporate overhead as well as a small provision for profit. The net impact of the BARDA Contract on our liquidity is that our projected cash burn has been reduced during the periods in which revenue has been earned under options that have been exercised by BARDA under the BARDA Contract. Certain costs, typically those of being a public company, like legal costs associated with being a public company, Investor Relations/Public Relations costs and patent-related costs, are not included in overhead reimbursement in the BARDA Contract. In order to fund on-going operating cash requirements or to accelerate or expand our oncology and other programs we need to raise additional funds and this need has been significantly increased following our receipt of the BARDA 2017 Option Notice and will continue to the extent that BARDA does not exercise additional options or we do not obtain funding from another agency for this program.

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

We have incurred significant losses from operations to date. Our ongoing future cash requirements will depend on numerous factors, particularly the progress of our catalytic antioxidant program, potential government procurements for the national stockpile, clinical trials and/or ability to negotiate and complete collaborative agreements or out-licensing arrangements. In addition, we currently plan to sell additional shares of our stock and/or debt and explore other strategic and financial alternatives, including a merger or joint venture with another company, the sale of stock and/or debt, the establishment of new collaborations for current research programs, that include initial cash payments and ongoing research support and the out-licensing of our compounds for development by a third party.

There are significant uncertainties as to our ability to access potential sources of capital. We may not be able to enter into any collaboration on terms acceptable to us, or at all, due to conditions in the pharmaceutical industry or in the economy in general or based on the prospects of our programs. Even if we are successful in obtaining collaboration for our programs, we may have to relinquish rights to technologies, product candidates or markets that we might otherwise develop ourselves. These same risks apply to any attempt to out-license our compounds.

Similarly, due to market conditions, the illiquid nature of our stock and other possible limitations on equity offerings, we may not be able to sell additional securities or raise other funds on terms acceptable to us, if at all. Any additional equity financing, if available, would likely result in substantial dilution to existing stockholders.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is forward-looking information, and actual results could vary. (See “Introduction”;“Forward-Looking Statements”)

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

Revenue Recognition

We do not currently generate revenue from product sales, but do generate revenue from the BARDA Contract. We recognize revenue from the BARDA Contract in accordance Accounting Standards Codification (“ASC”) Topic 605 Revenue Recognition and ASC 912 Federal Government Contractors.  Revenue is recognized when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery (or passage of title) has occurred or services have been rendered, (iii) the seller’s price to the buyer is fixed or determinable, and (iv) collectability is reasonably assured.  We also comply with the authoritative guidance for revenue recognition regarding arrangements with multiple deliverables.

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

Item 3.
Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is presently limited to the interest rate sensitivity of our cash and cash equivalents, which is affected by changes in the general level of U.S. interest rates. However, we believe that we are not subject to any material market risk exposure and do not expect that changes in interest rates would have a material effect upon our financial position. A hypothetical 10% change in interest rates would not have a material effect on our Statements of Operations or Cash Flows for the three months ended June 30, 2017. We do not have any foreign currency or other derivative financial instruments.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2017 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risks that could materially affect our business, financial condition or results of operations, which are discussed under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, which was filed with the SEC on December 20, 2016, and under Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended March 31, 2017, which was filed with the SEC on May 15, 2017.

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

Date: August 14, 2017
AEOLUS PHARMACEUTICALS, INC.

By /s/ John L. McManus
John L. McManus
President and Chief Executive Officer
(Principal Executive Officer)

By /s/ David Cavalier
David Cavalier
Chairman, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)